Form 10-Q
period 2021-03-31
Cartesian Growth Corp
filed 2021-05-24
CIK 1838615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40103

Cartesian Growth Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Fifth Avenue, 15th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 461-6363

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary share and one-third of one warrant	GLBLU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	GLBL	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GLBLW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 21, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTESIAN GROWTH CORPORATION
CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$895,838	$—
Prepaid Expenses	478,373	—
Total current assets	1,374,211	—

Deferred offering costs	—	130,686
Cash and securities held in Trust Account	345,007,153	—
Total Assets	$346,381,364	$130,686

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$6,047	$113,634
Due to related party	3,392	—
Total current liabilities	9,439	113,634
Deferred underwriting fee	12,075,000	—
Warrant liability	27,879,000	—
Total liabilities	39,963,439	113,634

Commitments and Contingencies

Ordinary Share subject to possible redemption, 30,141,792 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	301,417,916	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,358,208 and 0 shares issued and outstanding (excluding 30,141,792 and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	436	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively(1)	863	863
Additional paid-in capital	9,908,218	24,137
Accumulated deficit	(4,909,508)	(7,948)
Total shareholders’ equity	5,000,009	17,052
Total Liabilities and Shareholders’ Equity	$346,381,364	$130,686

(1)	Share count at December 31, 2020 included up to 1,125,000 founder shares subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

For the Three Months Ended March 31, 2021
Operating costs	$87,220
Loss from Operations	(87,220)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	7,153
Offering costs allocated to warrants	(849,993)
Excess of Private Placement Warrants fair value over purchase price	(3,097,200)
Change in fair value of warrant liability	(874,300)
Total other income (expense)	(4,814,340)

Net loss	$(4,901,560)
Basic and diluted weighted average shares outstanding (1)	9,536,531
Basic and diluted net loss per ordinary share	$(0.51)

(1)	Excludes an aggregate of 30,141,792 shares subject to possible redemption.

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(7,948)	$17,052
Sale of 34,500,000 Units, net of underwriting commissions and offering expenses	34,500,000	3,450	—	—	326,306,483	—	326,309,933
Sale of 8,900,000 Private Warrants	—	—	—	—	8,900,000	—	8,900,000
Initial classification of warrant liability	—	—	—	—	(23,907,500)	—	(23,907,500)
Net income (loss)	—	—	—	—	—	(4,901,560)	(4,901,560)
Common stock subject to possible redemption	(30,141,792)	(3,014)	—	—	(301,414,902)	—	(301,417,916)
Balance as of March 31, 2021 (unaudited)	4,358,208	$436	8,625,000	$863	$9,908,218	$(4,909,508)	$5,000,009

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$(4,901,560)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,153)
Offering costs allocated to warrants	849,993
Excess of Private Warrants fair value over purchase price	3,097,200
Change in fair value of warrant liability	874,300
Changes in operating assets and liabilities:
Prepaid expenses	(478,373)
Accrued expenses	(6,901)
Due to related party	3,392
Net cash used in operating activities	(569,102)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000
Proceeds from sale of Private Warrants	8,900,000
Proceeds from issuance of promissory note to Sponsor	144,890
Payment on promissory issued to Sponsor	(144,890)
Payment of deferred offering costs	(535,060)
Net cash provided by financing activities	346,464,940
Net change in cash	895,838
Cash, beginning of period	—
Cash, end of the period	$895,838

Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	$302,369,830
Change in Class A ordinary shares subject to possible redemption	$(951,914)
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000
Initial classification of warrant liability	$27,004,700

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Cartesian Growth Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 18, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and its initial public offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor is CGC Sponsor LLC, a Cayman Islands limited liability Company (the “Sponsor”).

On February 26, 2021, the Company consummated the IPO, including the full over-allotment option exercised by the underwriters on February 23, 2021, of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares and warrants included in the Units, the “Public Shares” and “Public Warrants”, respectively), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 4. Each Unit consists of one Class A ordinary share and one-third of a redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share. The registration statements for the Company’s IPO were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021 (the “Effective Date”).

Simultaneously with the closing of the IPO, the Company consummated the sale of 8,900,000 warrants (the “Private Warrants,” and together with the “Public Warrants,” the “Warrants”), at a price of $1.00 per Private Warrant, in a private placement to the Sponsor, generating gross proceeds of $8,900,000, which is discussed in Note 5.

Transaction costs of the IPO amounted to $19,540,060 consisting of $6,900,000 of underwriting commission, $12,075,000 of deferred underwriting commission, and $565,060 of other offering costs.

Following the closing of the IPO on February 26, 2021, $345,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay the Company’s taxes, if any, until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the taxes, divided by the number of then outstanding Public Shares. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will have until February 26, 2023 to complete the initial Business Combination (as such period may be extended pursuant to its Amended and Restated Memorandum and Articles of Association, the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Company’s initial shareholders, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as described in Note 4) and Public Shares purchased during or after the IPO in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote or tender offer to approve or in connection with an initial Business Combination, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold during or after the IPO if the Company fails to complete the initial Business Combination within the prescribed time frame, and (iv) vote any founder shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company has not asked the Sponsor to reserve for such indemnification obligations. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete the initial Business Combination, and the public shareholders would receive such lesser amount per share in connection with any redemption of the Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 2 — Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public Warrants and Private Warrants in connection with the IPO, the Company’s previously issued balance sheet as of February 26, 2021 included in the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021 should no longer be relied upon. As such, the Company is restating its balance sheet as of February 26, 2021 as shown below.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions ordinary to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. The SEC Statement uniformly affected all SPACs by identifying that industry practice constituted a material weakness with respect to the accounting treatment for SPAC warrants. Since issuance, the Warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent registered public accounting firm, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on the Company’s application of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”). The views expressed in the SEC Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in connection with the IPO, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company statement of operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of February 26, 2021, should be restated because of a misapplication of the accounting guidance related to the Warrants and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet resulted in a $27.0 million increase to the Share warrant liabilities line item, which was offset by a decrease to the Class A ordinary shares subject to redemption mezzanine equity line item. There is no change to total shareholders’ equity at any reported balance sheet date.

	As of February 26, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$346,454,531	$—	$346,454,531
Liabilities and shareholders’ equity:
Total current liabilities	$5,000	—	$5,000
Deferred underwriting commission	$12,075,000		$12,075,000
Share warrant liabilities	—	27,004,700	27,004,700
Total liabilities	$12,080,000	$27,004,700	$39,084,700
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	329,374,530	(27,004,700)	302,369,830
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	156	270	426
Class B ordinary shares - $0.0001 par value	863	—	863
Additional paid-in-capital	5,009,391	3,946,923	8,956,314
Accumulated deficit	(10,409)	(3,947,193)	(3,957,602)
Total shareholders’ equity	5,000,001	—	5,000,001
Total liabilities and shareholders’ equity	$346,454,531	$—	$346,454,531

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 25, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Warrants (which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40 and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the IPO.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of February 26, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase 20,400,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Reconciliation of Net Loss per Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

Three Months Ended March 31, 2021
Net loss	$(4,901,560)
Less: Income attributable to ordinary share subject to possible redemption	(6,269)
Adjusted net income	$(4,907,829)

Weighted average shares outstanding, basic and diluted	9,536,531

Basic and diluted net loss per ordinary share	$(0.51)

Fair Value of Financial Instruments

The Company follows the guidance in FASB ASC Topic 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 9 for additional information on assets and liabilities measured at fair value.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On February 26, 2021, the Company sold 34,500,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at a purchase price of $10,00 per Unit. Each Unit consists of one Class A ordinary share, and one-third of a warrant to purchase one Class A ordinary share (the “Public Warrants”).

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsors or their affiliate, without taking into account any founder shares held by the Sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement or register or qualify the shares under applicable blue sky laws to the extent an exemption is available.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except as described herein with respect to the Private Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying the warrants.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,900,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $8,900,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust.

The Private Warrants are identical to the warrants sold in the IPO except that the Private Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

The initial shareholders, officers, directors and independent directors have agreed to waive their redemption rights with respect to any Public Shares they may acquire during or after the IPO, in connection with the completion of the initial Business Combination. If the Company does not complete the initial Business Combination within the applicable time period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 6 — Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 23, 2021, the Company effectuated a recapitalization, and as a result, the initial shareholders held 8,625,000 shares of the Company’s Class B ordinary shares, including up to 1,125,000 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option on February 26, 2021, none of the Class B ordinary shares are subject to forfeiture any longer.

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees as described below) until the earlier of (i) one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, capital share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Due to Related Party

The $3,392 balance recorded in Due to related party as of March 31, 2021 is for operating expenses of the Company which were paid by and which will be reimbursed to the Company’s Sponsor.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $250,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. As of February 26, 2021, the Company had borrowings of $144,890 under the promissory note, and on February 26, 2021, repaid the $144,890 from the proceeds of the IPO. As of March 31, 2021, the Company had no outstanding borrowings under the promissory note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company has paid $20,000 in service fee expense.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 7 — Commitments and Contingencies

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 4,500,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 26, 2021, the underwriter fully exercised its over-allotment option.

Upon consummation of the IPO on February 26, 2021, the underwriters were paid a cash underwriting fee of 2.0% of the gross proceeds of the IPO, or $6,900,000 in the aggregate.

The underwriters are entitled to a deferred underwriting commissions of 3.5% of the gross proceeds of the IPO, or $12,075,000 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Warrants which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Warrants and (iii) Private Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 8 — Shareholders’ Equity

Preferred Share — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 4,358,208 and 0 shares issued and outstanding, excluding 30,141,792 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 8,625,000 shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Law or applicable share exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity- linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,007,153	$345,007,153	$-	$-
Liabilities:
Public Warrants Liability	$15,686,000	$-	$-	$15,686,000
Private Warrants Liability	12,193,000	-	-	12,193,000
	$27,879,000	$-	$-	$27,879,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 26, 2021, the date of the Company’s IPO, and as of March 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date and as of March 31, 2021, due to the use of unobservable inputs.

The following table presents the changes Level 3 liabilities for the three months ended March 31, 2021:

Fair Value at January 1, 2021	$-
Initial fair value of public and private warrants	27,004,700
Change in fair value of public and private warrants	874,300
Fair Value at March 31, 2021	$27,879,000

The key inputs into the Monte Carlo simulation as of February 26, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
Inputs	February 26, 2021	March 31, 2021
Risk-free interest rate	0.98%	1.17%
Expected term remaining (years)	6.13	6.04
Expected volatility	24.2%	24.4%
Stock price	$9.565	$9.496

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Cartesian Growth Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to our sponsor, CGC Sponsor LLC, a Cayman Islands limited liability Company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on December 18, 2020, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or sector. We intend to focus on seeking high-growth businesses with proven or potential transnational operations in order to capitalize on the experience, reputation, and network of our management team.

We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private warrants (the “Private Warrants”) to our Sponsor that occurred simultaneously with the consummation of the Initial Public Offering (the “Private Placement”), our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net loss of approximately $4.9 million, which included a loss from operations of $0.1 million, offering cost expense allocated to warrants of $0.8 million, an expense for the fair value in excess of cash received for Private Warrants of $3.1 million, and a loss from the change in fair value of warrant liabilities of $0.9 million.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial subscription of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), by the Sponsor for an aggregate subscription price of $25,000 and loans from the Sponsor.

On February 26, 2021, we consummated the Initial Public Offering of 34,500,000 units (the “Units”), at $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated a private placement of an aggregate of 8,900,000 Private Warrants to the Sponsor at a price of $1.00 per Private Warrant, generating gross proceeds of $8,900,000.

Following the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement, a total of $345,000,000 was placed in the Trust Account. We incurred $19,540,060 in transaction costs, including $6,900,000 of underwriting commissions $12,075,000 of deferred underwriting commissions and $565,060 of other offering costs.

As of March 31, 2021, we had approximately $0.9 million in cash, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination.

As of March 31, 2021, we had marketable securities held in the Trust Account of $345,000,000 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination and to pay our expenses relating thereto, including $12,075,000 payable to Cantor Fitzgerald & Co. for deferred underwriting commissions upon consummation of our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $0.9 million held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Warrants that would be identical to the Warrants, at a price of $1.00 per warrant, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support. We began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters of the Initial Public Offering are entitled to a deferred underwriting commission of $0.35 per Unit, or $12,075,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the Trust Account and will be released to the underwriters only upon the completion of our initial Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Warrant Liabilities

We account for our public warrants and Private Warrants (collectively, the “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9 to the financial statements included in this Quarterly Report on Form 10-Q) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of FASB ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses. We have not considered the effect of the Warrants in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2021. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (SPACs)” dated April 12, 2021 (the “SEC Statement”), which addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021. In addition, the SEC Statement uniformly affected all SPACs by identifying that industry practice constituted a material weakness with respect to the accounting treatment for SPAC warrants.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management has identified a material weakness in internal controls related to the accounting for Warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 25, 2021, except for the below risk factors. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (SPACs)” (the “SEC Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. The SEC Statement uniformly affected all SPACs by identifying that industry practice constituted a material weakness with respect to the accounting treatment for SPAC warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in the Financial Accounting Standard Board’s Accounting Standards Codification Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity”, determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our Initial Public Offering and private placement in February 2021 and warrants associated with our forward purchase agreement. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2021. This material weakness resulted in a misstatement of our warrant liabilities, additional paid-in capital and accumulated deficit in our previously issued audited balance sheet dated February 26, 2021, filed on a Current Report on Form 8-K on March 4, 2021.

Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2020, we issued 7,187,500 Founder Shares to the Sponsor for a total subscription price of $25,000, or approximately $0.003 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In February 2021, our Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On February 23, 2021, we effected a recapitalization of 1,437,500 Class B ordinary shares, resulting in there being an aggregate of 8,625,000 Founder Shares issued and outstanding. No underwriting discounts or commissions were paid with respect to such issuances. On February 23, 2021, the underwriters exercised in full over-allotment option; accordingly, none of the Founder Shares were forfeited, resulting in an aggregate of 8,625,000 Founder Shares issued and outstanding.

On February 26, 2021, we consummated the Initial Public Offering of 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option at a price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the consummation of our initial Business Combination or February 26, 2022, and will expire five years after the completion of our initial Business Combination, or earlier upon redemption or liquidation.

Cantor Fitzgerald & Co. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333- 252784 and 333-253428). The registration statements became effective on February 23, 2021.

On February 26, 2021, simultaneously with the consummation of the Initial Public Offering, we consummated the Private Placement of an aggregate of 8,900,000 Private Warrants to the Sponsor at a price of $1.00 per Private Warrant, generating total proceeds of $8,900,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

The Private Warrants are identical to the warrants included in the Units sold in the Initial Public Offering, except that if held by the initial purchasers or their permitted transferees, the underlying warrants (i) may be exercised on a cashless basis, at the holder’s option and (ii) are not subject to redemption. If the Private Warrants are held by holders other than the initial purchasers or their permitted transferees, then the warrants included in the Private Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units sold in the Initial Public Offering. In addition, the Private Warrants (and the securities underlying the Private Warrants) are not transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination, subject to certain limited exceptions.

We paid a total of $6,900,000 in underwriting commissions (excluding the deferred underwriting commissions) and $1,000,000 for other costs and expenses related to the Initial Public Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement was $346,000,000, of which $345,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 23, 2021, between the Company and Cantor Fitzgerald & Co. (1)
3.1	Amended and Restated Memorandum and Article of Association of the Company, dated February 23, 2021 (1)
4.1	Warrant Agreement, dated February 23, 2021, between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement, dated February 23, 2021, between the Company and CGC Sponsor LLC(1)
10.2	Letter Agreement, dated February 23, 2021, among the Company and each officer and director of the Company (1)
10.3	Investment Management Trust Agreement, dated February 23, 2021, between the Company and Continental Stock Transfer & Trust Company (1)
10.4	Registration Rights Agreement, dated February 23, 2021, among the Company, CGC Sponsor LLC and certain securityholders (1)
10.5	Administrative Services Agreement, dated February 23, 2021, between the Company and CGC Sponsor LLC (1)
10.6	Private Placement Warrant Purchase Agreement, dated February 23, 2021, between the Company and CGC Sponsor LLC (1)
10.7	Promissory Note, dated December 31, 2020, issued to CGC Sponsor LLC (2)
10.8	Securities Purchase Agreement, dated December 31, 2020, between the Company and CGC Sponsor LLC (2)
10.9	Form of Indemnity Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-252784) filed with the Securities and Exchange Commission on February 5, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION

Date: May 24, 2021	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Gregory Armstrong
	Name:	Gregory Armstrong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)