Form 10-Q
period 2021-06-30
Cartesian Growth Corp
filed 2021-08-10
CIK 1838615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTESIAN GROWTH CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash	$831,388	$—
Prepaid Expenses	343,432	—
Total current assets	1,174,820	—

Deferred offering costs	—	130,686
Cash and securities held in Trust Account	345,019,579	—
Total Assets	$346,194,399	$130,686

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$21,319	$113,634
Due to related party	—	—
Total current liabilities	21,319	113,634
Deferred underwriting fee	12,075,000	—
Warrant liability	18,434,481	—
Total liabilities	30,530,800	113,634

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 31,066,360 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	310,663,596	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,433,640 and 0 shares issued and outstanding (excluding 31,066,360 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	344	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively(1)	863	863
Additional paid-in capital	662,630	24,137
Retained Earnings / (Accumulated deficit)	4,336,166	(7,948)
Total shareholders’ equity	5,000,003	17,052
Total Liabilities and Shareholders’ Equity	$346,194,399	$130,686

(1)	Share count at December 31, 2020 included up to 1,125,000 founder shares that were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Six months ended	Three months ended
	June 30, 2021	June 30, 2021

Operating costs	$298,491	$211,271

Loss from operations	(298,491)	(211,271)

Other income/(expense)
Interest earned on cash and marketable securities held in Trust Account	19,579	12,426
Offering costs allocated to warrants	(849,993)	—
Excess of Private Placement Warrants fair value over purchase price	(3,097,200)	—
Change in fair value of warrant liability	8,570,219	9,444,519
Total other income/(expense)	4,642,605	9,456,945

Net Income	4,344,114	9,245,674

Weighted average shares outstanding; Redeemable Class A ordinary shares	30,175,080	30,151,952
Basic and diluted net income per share, Redeemable Class A ordinary shares	0.00	0.00
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	11,263,757	12,973,048
Basic and diluted net income per share, Non-redeemable Class A and Class B ordinary shares	$0.41	$0.71

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Ordinary shares		Ordinary shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(7,948)	$17,052
Sale of 34,500,000 Units, net of underwriting commissions and offering expenses	34,500,000	3,450	—	—	326,306,483	—	326,309,933
Sale of 8,900,000 Private Warrants	—	—	—	—	8,900,000	—	8,900,000
Initial classification of warrant liability	—	—	—	—	(23,907,500)	—	(23,907,500)
Net loss	—	—	—	—	—	(4,901,560)	(4,901,560)
Ordinary shares subject to possible redemption	(30,141,792)	(3,014)	—	—	(301,414,902)	—	(301,417,916)
Balance as of March 31, 2021 (unaudited)	4,358,208	$436	8,625,000	$863	$9,908,218	$(4,909,508)	$5,000,009
Net income	—	—	—	—	—	9,245,674	9,245,674
Change in ordinary shares subject to possible redemption	(924,568)	(92)	—	—	(9,245,588)	—	(9,245,680)
Balance as of June 30, 2021 (unaudited)	3,433,640	$344	8,625,000	$863	$662,630	$4,336,166	$5,000,003

The accompanying notes are an integral part of these financial statements.

CARTESIAN GROWTH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Six months ended
June 30, 2021
Cash flows from operating activities:
Net Income	$4,344,114
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,579)
Offering costs allocated to warrants	849,993
Excess of Private Warrants fair value over purchase price	3,097,200
Change in fair value of warrant liability	(8,570,219)
Changes in operating assets and liabilities:
Prepaid expenses	(343,432)
Accrued expenses	13,371
Due to related party	—
Net cash used in operating activities	(628,552)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000
Proceeds from sale of Private Warrants	8,900,000
Proceeds from issuance of promissory note to Sponsor	144,890
Payment on promissory issued to Sponsor	(144,890)
Payment of deferred offering costs	(540,060)
Net cash provided by financing activities	346,459,940
Net change in cash	831,388
Cash, beginning of period	—
Cash, end of the period	$831,388

Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	$302,369,830
Change in Class A ordinary shares subject to possible redemption	$8,293,766
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000
Initial classification of warrant liability	$27,004,700

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and its initial public offering (“IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 25, 2021. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of February 26, 2021, there were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share

Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase 20,400,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share for the period presented.

Reconciliation of Net Income per Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per ordinary share is calculated as follows:

	Six months ended June 30, 2021	Three months ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on cash and marketable securities held in Trust Account	$19,579	$12,426
Less: Income allocable to non-redeemable Class A ordinary shares	(1,949)	(1,237)
Net income allocable to shares subject to possible redemption	$17,630	$11,189
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	30,175,080	30,151,952
Basic and diluted net income per share	$0.00	$0.00
Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Income Minus Net Earnings
Net income	$4,642,605	$9,245,674
Less: Income attributable to ordinary share subject to possible redemption	(17,630)	(11,189)
Non-Redeemable Net Income	$4,624,975	$9,234,485
Weighted average shares outstanding, basic and diluted	11,263,757	12,973,048
Basic and diluted net income per ordinary share	$0.41	$0.71

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Level 1 –	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 –	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 –	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 — Initial Public Offering

Public Units

On February 26, 2021, the Company sold 34,500,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-third of a warrant to purchase one Class A ordinary share (the “Public Warrants”).

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

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $250,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. As of February 26, 2021, the Company had borrowings of $144,890 under the promissory note, and on February 26, 2021, repaid the $144,890 from the proceeds of the IPO. As of June 30, 2021, the Company had no outstanding borrowings under the promissory note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2021, the Company has paid $30,000 and $50,000, respectively, in service fee expense.

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

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 3,433,640 and 0 shares issued and outstanding, excluding 31,066,360 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 8,625,000 shares issued and outstanding.

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

CARTESIAN GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,019,579	$345,019,579	$-	$-
Liabilities:
Public Warrants Liability	$9,624,350	$9,624,350	$-	$-
Private Warrants Liability	8,810,131	-	-	8,810,131
	$18,434,481	$9,624,350	$-	$8,810,131

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 26, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. As of June 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2021 due to the use of unobservable inputs. For the period ending June 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

The following table presents the changes Level 3 liabilities for the six months ended June 30, 2021:

Fair Value at January 1, 2021	$-
Initial fair value of public and private warrants	27,004,700
Change in fair value of public and private warrants	(8,570,219)
Transfer of public warrants to Level 1	(9,624,350)
Fair Value at June 30, 2021	$8,810,131

The key inputs into the Monte Carlo simulation as of February 26, 2021 and June 30, 2021 were as follows:

	(Initial Measurement)
Inputs	February 26, 2021	June 30, 2021
Risk-free interest rate	0.98%	0.99%
Expected term remaining (years)	6.13	5.73
Expected volatility	24.2%	17.3%
Stock price	$9.565	$9.66

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended June 30, 2021, we had a net income of approximately $4.34 million, which included a loss from operations of $0.3 million, offering cost expense allocated to warrants of $0.8 million, an expense for the fair value in excess of cash received for Private Warrants of $3.1 million, and a gain from the change in fair value of warrant liabilities of $8.6 million.

For the three months ended June 30, 2021, we had a net income of approximately $9.24 million, which included a loss from operations of $0.2 million, and a gain from the change in fair value of warrant liabilities of $9.4 million.

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

As of June 30, 2021, we had approximately $0.8 million in cash, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination.

As of June 30, 2021, we had marketable securities held in the Trust Account of $ 345,019,579 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination and to pay our expenses relating thereto, including $12,075,000 payable to Cantor Fitzgerald & Co. for deferred underwriting commissions upon consummation of our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $0.8 million held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (SPACs)” dated April 12, 2021 (the “SEC Statement”), which addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021. In addition, the SEC Statement uniformly affected all SPACs by identifying that industry practice constituted a material weakness with respect to the accounting treatment for SPAC warrants.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management has identified a material weakness in internal controls related to the accounting for Warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus for our Initial Public Offering filed with the SEC on February 25, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the final prospectus for our Initial Public Offering, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

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

We identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, this material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Following the issuance of the SEC Statement, we identified a material weakness in our internal control over financial reporting. As a result of this material weakness, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet dated February 26, 2021, filed with the SEC on a Current Report on Form 8-K on March 4, 2021.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Article of Association of the Company, dated February 23, 2021 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021 and incorporated by reference herein)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION

Date: August 10, 2021	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Gregory Armstrong
	Name:	Gregory Armstrong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)