Form 10-Q
period 2021-09-30
Cartesian Growth Corp
filed 2021-11-15
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
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
As of November 15, 2021, there were
34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CARTESIAN GROWTH CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$715,774	$—
Prepaid Expenses	198,465	—

Total current assets	914,239	—
Deferred offering costs	—	130,686
Cash and securities held in Trust Account	345,024,019	—

Total Assets	$345,938,258	$130,686

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$118	$113,634
Due to related party	—	—

Total current liabilities	118	113,634
Deferred underwriting fee	12,075,000	—
Warrant liability	24,063,287	—

Total liabilities	36,138,405	113,634

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 34,500,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	345,024,019	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(35,225,029)	(7,948)

Total shareholders’ equity (deficit)	(35,224,166)	17,052

Total Liabilities and Shareholders’ Equity (Deficit)	$345,938,258	$130,686

(1)
Share count at December 31, 2020 included up to 1,125,000 founder shares that were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Nine months ended September 30, 2021	Three months ended September 30, 2021
Operating costs	$537,871	$239,380

Loss from operations	(537,871)	(239,380)

Other-income/(expense)
Interest earned on cash and marketable securities held in Trust Account	24,019	4,440
Offering costs allocated to warrants	(849,993)	—
Excess of Private Warrants fair value over purchase price	(3,097,200)	—
Change in fair value of warrant liability	2,941,413	(5,628,806)

Total other expense	(981,761)	(5,624,366)

Net loss	(1,519,632)	(5,863,746)

Weighted average shares outstanding; Class A ordinary shares	27,296,703	34,500,000

Basic and diluted net income per share, Class A ordinary shares	(0.04)	(0.14)

Weighted average shares outstanding, Class B ordinary shares	8,390,110	8,625,000

Basic and diluted net income per share, Class B ordinary shares	$(0.04)	$(0.14)

The accompanying notes are an integral part of

the unaudited condensed
financial statements.

CARTESIAN GROWTH CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(7,948)	$17,052
Sale of 34,500,000 Units, net of underwriting commissions and offering expenses	34,500,000	3,450	—	—	326,306,483	—	326,309,933
Sale of 8,900,000 Private Warrants	—	—	—	—	8,900,000	—	8,900,000
Initial classification of warrant liability	—	—	—	—	(23,907,500)	—	(23,907,500)
Net loss	—	—	—	—	—	(4,901,560)	(4,901,560)
Ordinary shares subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,323,120)	(33,680,583)	(335,773,905)

Balance as of March 31, 2021 (restated – See Note 2)	—	$—	8,625,000	$863	$—	$(38,590,091)	$(38,589,228)
Net income	—	—	—	—	—	9,245,674	9,245,674
Change in ordinary shares subject to possible redemption (restated – See Note 2)	—	—	—	—	—	(12,426)	(12,426)

Balance as of June 30, 2021 (restated – See Note 2)	—	$—	8,625,000	$863	$—	$(29,356,843)	$(29,355,980)
Net loss	—	—	—	—	—	(5,863,746)	(5,863,746)
Change in ordinary shares subject to possible redemption (restated – See Note 2)	—	—	—	—	—	(4,440)	(4,440)

Balance as of September 30, 2021	—	$—	8,625,000	$863	$—	$(35,225,029)	$(35,224,166)

The accompanying notes are an integral part of
the unaudited condensed
financial statements.

CARTESIAN GROWTH CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Nine months ended September 30, 2021
Cash flows from operating activities:
Net Loss	$(1,519,632)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(24,019)
Offering costs allocated to warrants	849,993
Excess of Private Warrants fair value over purchase price	3,097,200
Change in fair value of warrant liability	(2,941,413)
Changes in operating assets and liabilities:
Prepaid expenses	(198,465)
Accrued expenses	(7,830)
Due to related party	—

Net cash used in operating activities	(744,166)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000
Proceeds from sale of Private Warrants	8,900,000
Proceeds from issuance of promissory note to Sponsor	144,890
Payment on promissory issued to Sponsor	(144,890)
Payment of deferred offering costs	(540,060)

Net cash provided by financing activities	346,459,940

Net change in cash	715,774

Cash, beginning of period	—

Cash, end of the period	$715,774

Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	$345,000,000
Change in Class A ordinary shares subject to possible redemption	$24,019
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000
The accompanying notes are an integral part of
the unaudited condensed
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and its initial public offering (“IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the IPO.
The Company’s sponsor is CGC Sponsor LLC, a Cayman Islands limited liability Company (the “Sponsor”).
On February 26, 2021, th
e
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
combination activity.
The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the taxes, divided by the number of then outstanding Public Shares. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company wil
l pay
to the underwriters.

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
Business Combination Agreement
On September 19, 2021,
the
C
ompany
, Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”), Alvarium Investments Limited, an English private limited company (“Alvarium” and, together with TWMH and the TIG Entities, the “Target Companies”), Rook MS LLC, a Delaware limited liability company and Alvarium Tiedemann Capital, LLC, a Delaware limited liability company (“Umbrella”) entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), pursuant to which the
C
ompany
 will hold Umbrella, a newly formed Delaware limited liability company for purposes of effecting the transactions contemplated by the Business Combination Agreement, which will hold the businesses of the Target Companies.
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
Note 2 — Restatement of Previously Issued Financial Statements
In
 certain of
the Company’s previously issued financial statements, a portion of the
P
ublic
S
hares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so the Company believed that it was
appropriate to classify the portion of its
P
ublic
S
hares required to keep its shareholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, as a result of recent guidance to special purpose acquisition companies by the SEC regarding redeemable equity instruments, management revisited the Company’s application of ASC
480-10-99
in relation to the valuation of its Class A ordinary shares subject to possible redemption as discussed in Note 3 and 8. Upon re-evaluation,
management determined that the public shares include certain provisions that require classification of th
e
 public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts are
material to
the Company’s
previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all Public Shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.
Impact of the Restatement
The impacts to the balance sheet as of February 26, 2021, the balance sheet and statement of shareholders’ equity (deficit) as of March 31, 2021, the statement of operations for the three months ended March 31, 2021, the balance sheet and statement of shareholders’ equity (deficit) as of June 30, 2021 and the statement of operations for the three months and six months ended June 30, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of February 26, 2021 (as restated in footnote 2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021)
Class A ordinary shares subject to possible redemption ($)	$302,369,830	$42,630,170	$345,000,000
Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	426	(426)	—
Class B ordinary shares, $0.0001 par value	863	—	863
Additional paid-in capital	8,956,314	(8,956,314)	—
Retained Earnings (Accumulated Deficit)	(3,957,602)	(33,673,430)	(37,631,032)

Total shareholders’ equity (deficit)	$5,000,001	$(42,630,170)	$(37,630,169)

Shares subject to possible redemption	30,236,983	4,263,017	34,500,000

Balance Sheet as of March 31, 2021 (included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021)
Class A ordinary shares subject to possible redemption ($)	$301,417,916	$43,589,237	$345,007,153
Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	436	(436)	—
Class B ordinary shares, $0.0001 par value	863	—	863
Additional paid-in capital	9,908,218	(9,908,218)	—
Retained Earnings (Accumulated Deficit)	(4,909,508)	(33,680,583)	(38,590,091)

Total shareholders’ equity (deficit)	$5,000,009	$(43,589,237)	$(38,589,228)

Shares subject to possible redemption	30,141,792	4,358,208	34,500,000

Statement of Changes in Shareholders’ Equity (Deficit) as of March 31, 2021 (included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021)
Class A ordinary shares outstanding	4,358,208	(4,358,208)	—
Class A ordinary shares	$436	$(436)	$—
Additional Paid-In-Capital	9,908,218	(9,908,218)	—
Retained Earnings (Accumulated Deficit)	(4,909,508)	(33,680,583	(38,590,091)

Total Shareholders’ Equity (Deficit)	$5,000,009	$(43,589,237)	$(38,589,228)

Statement of Operations for the three months ended March 31, 2021 (included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,234,183	(17,584,183)	12,650,000
Basic and diluted net income per share, Redeemable Class A ordinary shares	$—	$(0.24)	$(0.24)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	9,536,531	(1,624,031)	7,912,500
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$(0.51)	$0.27	$(0.24)

Balance Sheet as of June 30, 2021 (included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021)
Class A ordinary shares subject to possible redemption ($)	$310,663,596	$34,355,983	$345,019,579
Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	344	(344)	—
Class B ordinary shares, $0.0001 par value	863	—	863
Additional paid-in capital	662,630	(662,630)	—
Retained Earnings (Accumulated Deficit)	4,336,166	(33,693,009)	(29,356,843)

Total shareholders’ equity (deficit)	$5,000,003	$(34,355,983)	$(29,355,980)

Shares subject to possible redemption	31,066,360	3,433,640	34,500,000

Statement of Changes in Shareholders’ Equity (Deficit) as of June 30, 2021 (included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021)
Class A ordinary shares outstanding	3,433,640	(3,433,640)	—
Class A ordinary shares	$344	$(344)	$—
Additional Paid-In-Capital	662,630	(662,630)	—
Retained Earnings (Accumulated Deficit)	4,336,166	(33,693,009	(29,356,843)

Total Shareholders’ Equity (Deficit)	$5,000,003	$(34,355,983)	$(29,355,980)

Statement of Operations for the three months ended June 30, 2021 (included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,151,952	4,348,048	34,500,000
Basic and diluted net income per share, Redeemable Class A ordinary shares	$—	$0.21	$0.21
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	12,973,048	(4,348,048)	8,625,000
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.71	$(0.50)	$0.21

Statement of Operations for the six months ended June 30, 2021 (included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,175,080	(6,539,721)	23,635,359
Basic and diluted net income per share, Redeemable Class A ordinary shares	$—	$0.14	$0.14
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	11,263,757	(2,993,039)	8,270,718
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.41	$(0.27)	$0.14

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 25, 2021. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Warrant Liabilities
The Company evaluated the Warrants (which are discussed in Note 4, Note 5 and Note 9) in accordance with ASC
815-40
and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC
815-40,
the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.
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
Ordinary Shares Subject to Possible Redemption
All of the 34,500,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
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
Net Income Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260,
“
Earnings Per Share
”
. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A
o
rdinary
s
hares and Class B
o
rdinary
s
hares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 Warrants sold in the
IPO
 and the
8,900,000 Private Warrants sold in the
private placement
,
 in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.
The Company’s condensed statement of operations applies the
two-class
method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
Reconciliation of Net Income per Share
The Company’s net income is adjusted for the portion of net income that is allocable to each class of ordinary shares. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A ordinary shares and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value. Accordingly, basic and diluted income per ordinary share is calculated as follows:

	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021
Class A o rdinary s hares
Numerator: Net loss allocable to Class A ordinary shares
Net loss	$(1,519,632)	$(5,863,746)
Less: Allocation of net income to Class B ordinary shares	(357,271)	(1,172,749)

Proportionate share of net income	$(1,162,361)	$(4,690,997)

Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	27,296,703	34,500,000

Basic and diluted net income per share	$(0.04)	$(0.14)

Class B o rdinary s hares
Numerator: Net loss allocable to Class B ordinary shares
Net loss	$(1,519,632)	$(5,863,746)
Less: Allocation of net income to Class A ordinary shares	(1,162,361)	(4,690,997)

Proportionate share of net income	$(357,271)	$(1,172,749)

Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	8,390,110	8,625,000

Basic and diluted net income per share	$(0.04)	$(0.14)

Fair Value of Financial Instruments
The Company follows the guidance in FASB ASC Topic 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value
 of certain
of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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
“
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
”
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
Note 4 — Initial Public Offering
Public Units
On February 26, 2021, the Company sold 34,500,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-third
of a warrant to purchase one Class A ordinary share.
Public Warrants
Each whole
W
arrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed herein. The
W
arrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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

•	in whole and not in part;

•	at a price of $0.01 per W arrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•
if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a
30-trading day
period ending on the third business day prior to the notice of redemption to the warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying the W arrants.
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
Promissory Note — Related Party
On December 31, 2020, the Sponsor agreed to loan the Company up to $250,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing,
unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. As of February 26, 2021, the Company had borrowings of $144,890 under the promissory note, and on February 26, 2021, repaid the $144,890 from the proceeds of the IPO. As of September 30, 2021, the Company had no outstanding borrowings under the promissory note.
Related Party Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
The Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2021, the Company has paid $30,000 and $80,000, respectively, in service fee expense.
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
The underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $12,075,000 in the aggregate. The deferred underwriting commission
 will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.
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

Note 8 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 0 shares issued and outstanding, excluding 34,500,000 and 0 shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 8,625,000 shares issued and outstanding.
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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Money Market held in Trust Account	$345,024,019	$345,024,019	$—	$—

Liabilities:
Public Warrants Liability	12,190,000	12,190,000	—	—
Private Warrants Liability	11,873,287	—	—	11,873,287

	$24,063,287	$12,190,000	$—	$11,873,287

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.
The Company established the initial fair value of the Public Warrants and Private Warrants on February 26, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. As of September 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2021 due to the use of unobservable inputs. For the period ending September 30, 2
021
, the Public Warrants were reclassified from a Level 3
to a Level 1
classification due to use of the observed trading price of the separated Public
Warrants.

1
4

The following table presents the changes Level 3 liabilities for the nine months ended September 30, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	27,004,700
Change in fair value of public and private warrants	(8,570,219)
Transfer of public warrants to Level 1	(9,624,350)

Fair Value at June 30, 2021	$8,810,131
Change in fair value of private warrants	3,063,156

Fair Value at September 30, 2021	$11,873,287

The key inputs into the Monte Carlo simulation as of February 26, 2021 and September 30, 2021 were as follows:

Inputs	(Initial Measurement) February 26, 2021	September 30, 2021
Risk-free interest rate	0.98%	1.09%
Expected term remaining (years)	6.13	5.64
Expected volatility	24.2%	19.9%
Stock price	$9.565	$9.85
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
Overview
We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on December 18, 2020, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business were not limited to a particular industry or sector. We focused on seeking high-growth businesses with proven or potential transnational operations in order to capitalize on the experience, reputation, and network of our management team.
We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private warrants (the “Private Warrants”) to our Sponsor that occurred simultaneously with the consummation of the Initial Public Offering (the “Private Placement”), our securities, debt or a combination of cash, securities and debt.
We have incurred, and in the event the Proposed Business Combination (as defined below) is not consummated, expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination, including the Proposed Business Combination, will be successful.
Recent Developments
Proposed Business Combination
On September 19, 2021, we, Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”), Alvarium Investments Limited, an English private limited company (“Alvarium” and, together with TWMH and the TIG Entities, the “Target Companies” and each a “Target Company”), Rook MS LLC, a Delaware limited liability company (“Umbrella Merger Sub”) and Alvarium Tiedemann Capital, LLC, a Delaware limited liability company (“Umbrella”) entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), pursuant to which we will hold Umbrella, a newly formed Delaware limited liability company for purposes of effecting the transactions contemplated by the Business Combination Agreement, which will hold the businesses of the Target Companies.
Business Combination Agreement
Pursuant to the Business Combination Agreement, among other things, (i) prior to the closing of the Business Combination Agreement (the “Closing” and, the date on which the Closing occurs, the “Closing Date”), TWMH and the TIG Entities shall take, or cause to be taken, all actions necessary to implement a reorganization such that TWMH and the TIG Entities shall be wholly owned direct or indirect subsidiaries of Umbrella and Umbrella shall be owned solely by the members of TWMH, the members of TIG GP and the members of TIG MGMT (the “TWMH/TIG Entities Reorganization”); (ii) prior to the Closing, Alvarium will take, or cause to be taken, all actions necessary to implement a reorganization such that Alvarium will be the wholly owned indirect subsidiary of a newly formed Isle of Man entity (“Alvarium Topco”), and Alvarium Topco will be owned solely by the shareholders of Alvarium (the “Alvarium Reorganization”); (iii) on the business day prior to the Closing Date, we will domesticate as a corporation formed under the laws of the State of Delaware and deregister as an exempted company incorporated under the laws of the Cayman Islands (the “Domestication”), each of our outstanding Class A ordinary shares shall be converted into the right to receive one share of Class A common stock of us (the “Class A Common Stock”) and we will be renamed “Alvarium Tiedemann Holdings, Inc.”; (iv) at the Closing, TIG MGMT, TIG GP and Umbrella will enter into a distribution agreement, pursuant to which (a) TIG MGMT will distribute to Umbrella all of the issued and outstanding shares or partnership interests, as applicable, that it holds with each of its Affiliated Managers, and (b) TIG GP will distribute to Umbrella all of the issued and outstanding shares or interests that it holds with its Affiliated Manager; (v) at the Closing, each shareholder of Alvarium Topco will exchange his, her or its (a) ordinary shares of Alvarium Topco and (b) class A shares of Alvarium Topco for Class A Common Stock (the “Alvarium Exchange”) and upon the consummation of the Alvarium Exchange, Alvarium Topco will become a direct wholly-owned subsidiary of the Company; (vi) immediately following the effective time of the Alvarium Exchange, Umbrella Merger Sub will merge with and into Umbrella, with Umbrella surviving such merger as a direct subsidiary of us (the “Umbrella Merger”); (vii) at the Closing, following the Alvarium Exchange and the Umbrella Merger, we will contribute all of the issued and outstanding shares of Alvarium Topco that we hold to Umbrella (the “Alvarium Contribution”) and upon the consummation of the Alvarium Contribution, Alvarium Topco will become a wholly-owned subsidiary of Umbrella; and (viii) following the Closing, Alvarium Topco will be liquidated and Alvarium Holdings LLC (to be renamed Alvarium Tiedemann Holdings, LLC) will become the wholly owned direct subsidiary of Umbrella (collectively, the “Proposed Business Combination”).
The Business Combination Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by our shareholders of the Business Combination Agreement. The terms of the Business Combination Agreement and other related ancillary agreements to be entered into in connection with the Closing are summarized in more detail in our Current Report on Form
8-K
filed with the SEC on September 23, 2021. Capitalized terms used in this Quarterly Report on Form
10-Q
but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.
Subscription Agreements
Concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements (the “PIPE Subscription Agreements”) with certain investors (each a “PIPE Investor”) to purchase, following the Domestication, Class A Common Stock (such shares, collectively, “PIPE Shares”) in an aggregate value of $164,999,807, representing 16,836,715 PIPE Shares at a price of $9.80 per share.
The closing of the sale of PIPE Shares (the “PIPE Closing”) will occur immediately prior to the Closing. The PIPE Closing will be subject to customary conditions, including, but not limited to:

i.
all representations and warranties of us and the PIPE Investor contained in the relevant PIPE Subscription Agreement will be true and correct in all material respects (other than representations and warranties that are qualified as to materiality or Material Adverse Effect (as defined in the PIPE Subscription Agreements), which representations and warranties will be true in all respects) at, and as of, the PIPE Closing;

ii.	all conditions precedent to the Closing will have been satisfied or waived; and

iii.
without the consent of the PIPE Investor, the Business Combination Agreement cannot be amended, modified or waived in a manner that reasonably would be expected to materially and adversely affect the economic benefits the PIPE Investor reasonably would expect to receive under the PIPE Subscription Agreement.

Pursuant to the PIPE Subscription Agreements, we agreed that, within 45 calendar days after the consummation of the Proposed Business Combination, we will file with the SEC a registration statement registering the resale of the PIPE Shares, and we will use our commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof; provided, however, that our obligations to include the shares held by a PIPE Investor in such registration statement will be contingent upon the respective PIPE Investor furnishing in writing to us such information regarding the PIPE Investor, the securities held by such PIPE Investor and the intended method of disposition of the shares, as will be reasonably requested by us to effect the registration of such shares, and will execute such documents in connection with such registration, as us may reasonably request that are customary of a selling stockholder in similar situations.
Each PIPE Subscription Agreement will terminate upon the earlier to occur of (i) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of each of the parties to the PIPE Subscription Agreement; or (iii) if any of the conditions to PIPE Closing set forth in Sections 3.2 and 3.3 of such PIPE Subscription Agreement are not satisfied on or prior to the Closing Date and, as a result thereof, the transactions contemplated by such PIPE Subscription Agreement are not consummated at the PIPE Closing.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the nine months ended September 30, 2021, we had a net loss of approximately $1.5 million, which included a loss from operations of $0.5 million, offering cost expense allocated to warrants of $0.8 million, an expense for the fair value in excess of cash received for Private Warrants of $3.1 million, and a gain from the change in fair value of warrant liabilities of $2.9 million.
For the three months ended September 30, 2021, we had a net loss of approximately $5.9 million, which included a loss from operations of $0.24 million, and a loss from the change in fair value of warrant liabilities of $5.63 million.
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
As of September 30, 2021, we had approximately $0.7 million in cash, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination.
As of September 30, 2021, we had marketable securities held in the Trust Account of $345,024,019 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination and to pay our expenses relating thereto, including $12,075,000 payable to Cantor Fitzgerald & Co. for deferred underwriting commissions upon consummation of our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $0.7 million held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
The underwriters of the Initial Public Offering are entitled to a deferred underwriting commission of $0.35 per Unit, or $12,075,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred underwriting commission was placed in the Trust Account and will be released to the underwriters only upon the completion of our initial Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that we do not complete a Business Combination.
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
Warrant Liabilities
We account for our public warrants and Private Warrants (collectively, the “Warrants”, which are discussed in Note 4, Note 5 and Note 9 to the financial statements included in this Quarterly Report on Form
10-Q)
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
Class A Ordinary Shares Subject to Possible Redemption
All of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 warrants sold in the Initial Public Offering and the 8,900,000 Private Warrants sold in the Private Placement, in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.
Our condensed statement of operations applies the
two-class
method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to us by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under
the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures of our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021, and due to the restatement of our February 26, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A ordinary shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting, related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the quarterly financial statements for the periods ended March 31, 2021, and June 30, 2021 included in our Quarterly Report on Form 10-Q, filed with the SEC on May 24, 2021 and August 10, 2021, respectively, as well as the audited balance sheet included in our Current Report on Form 8-K, filed with the SEC on March 4, 2021, and restated in our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021, certain redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A ordinary shares as permanent equity. We restated our financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in our amended and restated memorandum and articles of association would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments we issued in connection with our Initial Public Offering and private placement in February 2021. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2021. This material weakness resulted in a misstatement of our previously issued unaudited financial statements for the periods ended March 31, 2021 and June 30, 2021, included in our Quarterly Report on Form 10-Q, filed with the SEC on May 24, 2021 and August 10, 2021, respectively, and the previously issued audited balance sheet dated February 26, 2021, filed with the SEC on a Current Report on Form 8-K on March 4, 2021.
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
We identified a material weakness in our internal controls over financial reporting. As a result of such previously identified material weakness, the change in accounting for our complex financial instruments, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form
10-Q,
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On December 31, 2020, we issued 7,187,500 Founder Shares to the Sponsor for a total subscription price of $25,000, or approximately $0.003 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In February 2021, the Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On February 23, 2021, we effected a recapitalization of 1,437,500 Class B ordinary shares, resulting in there being an aggregate of 8,625,000 Founder Shares issued and outstanding. No underwriting discounts or commissions were paid with respect to such issuances. On February 23, 2021, the underwriters exercised in full over-allotment option; accordingly, none of the Founder Shares were forfeited, resulting in an aggregate of 8,625,000 Founder Shares issued and outstanding.
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

2.1
Business Combination Agreement, dated as of September 19, 2021, by and among the Company, the Target Companies, Umbrella Merger Sub and Umbrella (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein)

3.1
Amended and Restated Memorandum and Article of Association of the Company, dated February 23, 2021 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021 and incorporated by reference herein)

10.1
TWMH and TIG Member Support Agreement, dated as of September 19, 2021, by and among the Company, TWMH, the TIG Entities, the Key TWMH Members, the Key TIG GP Members and the Key TIG MGMT Members (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein)

10.2
Sponsor Support Agreement, dated as of September 19, 2021, by and among Company, TWMH, the TIG Entities and Alvarium (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein)

10.3
Sponsor Recycling Commitment Agreement, dated as of September 19, 2021, by and between the Company and CGC Sponsor LLC (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein)

10.4
Alvarium Exchange Agreement, dated as of September 19, 2021, by and among the Company, Alvarium and the Alvarium Shareholders (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein)

10.5
Form of PIPE Subscription Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein)

10.6
Side Letter, dated as of September 21, 2021, by and between the Company and IlWaddi Cayman Holdings (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein)

10.7
Tiedemann Employment Agreement, dated as of September 19, 2021, by and between the Company and Michael Tiedemann (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein)

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

CARTESIAN GROWTH CORPORATION

Date: November 15, 2021	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Gregory Armstrong
	Name:	Gregory Armstrong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)