Form 10-K
period 2021-12-31
Cartesian Growth Corp
filed 2022-03-18
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40103

CARTESIAN GROWTH CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Fifth Avenue, 15 th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
461-6363
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one warrant	GLBLU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	GLBL	The Nasdaq Stock Market LLC
warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GLBLW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the voting stock held by
non-affiliates
of the Registrant on June 30, 2021, based upon the closing price of $9.66 of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $333.3 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting
common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 11, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares par value $0.0001 per share, were issued and outstanding, respectively.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: West Palm Beach, FL

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on
Form 10-K
or unless the context otherwise requires references to:

•	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;

•	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

•	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

•	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•
“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares issuable upon the conversion thereof as provided herein;

•	“initial shareholders” are to our sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

•
“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions;

•
“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•
“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or its permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial shareholders or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to CGC Sponsor LLC, a Cayman Islands limited liability company, an affiliate of Peter Yu, our Chief Executive Officer and Chairman;

•	“units” are to the units sold in our initial public offering, each unit consists of one Class A ordinary share, and one-third of one redeemable warrant;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

•	“we,” “us,” “Company” or “our Company” are to Cartesian Growth Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on
Form 10-K
contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•	our ability to complete our business combination with the Target Companies;

•	pool of prospective target businesses if our transaction with the Target Companies is not successfully consummated;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the outcome of any known and unknown litigation and regulatory proceedings; or

•	our financial performance.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” in Part I, Item 1A may not be exhaustive.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” in Part I, Item 1A of this Annual Report on Form
10-K
that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect an initial business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	We are a newly incorporated exempted company with no operating history.

•	The Proposed Business Combination (as defined herein) is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

•
The impact and uncertainty resulting from the
COVID-19 pandemic,
the invasion of Ukraine by Russia and resulting sanctions and other events and risks (such as geopolitical unrest or a significant outbreak of other infectious diseases).

•	The lack of opportunity to vote on our business combination.

•	The lack of protections normally afforded to investors of blank check companies.

•	Third-party claims reducing the per-share redemption price.

•	Our shareholders being held liable for claims by third parties against us.

•	Delay in receiving distributions from the trust account.

•	The exercise of registration rights by our security holders may have an adverse effect on the market price of our Class A ordinary shares.

•	Our initial shareholders controlling a substantial interest in us.

•	Deviation from acquisition criteria and guidelines.

•	The issuance of equity and/or debt securities to complete a business combination.

•	Lack of working capital.

•	Our ability to obtain additional financing.

•	Our failure to enforce our sponsor’s indemnification obligations.

•	Negative interest rate for securities in which we invest the funds held in the trust account.

•	Resources spent researching acquisitions that are not consummated.

•	Our dependence on key personnel.

•	The past performance by our management team is not indicative of future performance of an investment in us.

•	Conflicts of interest of our sponsor, officers and directors.

•	The delisting of our securities by Nasdaq.

•	Warrant holders are limited to exercising warrants only on a “cashless basis.”

•	The ability to amend the terms of our warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

•	Shares being redeemed and warrants becoming worthless.

•	The adverse effect of warrants on the market price of our Class A common stock.

•	Our shareholders’ inability to vote or redeem their shares in connection with our extensions.

•	Disadvantageous timing for redeeming warrants.

•	The risk associated with completing a business combination with a company located in a foreign jurisdiction.

•	Changes in laws or regulations, or our failure to comply with any laws and regulations.

PART I
Item 1. Business
Introduction
We are a blank check company incorporated on December 18, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, or reorganization or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. We may pursue our initial business combination in any business industry or sector, we intend to focus on seeking high-growth businesses with proven or potential transnational operations or outlooks in order to capitalize on the experience, reputation, and network of our management team. Furthermore, we intend to seek target business where we believe we will have an opportunity to drive ongoing value creation after our initial business combination is completed, as our management team has done with multiple investments over a wide range of sectors, industries and geographical locations.
Our sponsor is CGC Sponsor LLC, a Cayman Islands limited liability company. Our sponsor is controlled by affiliates of Peter Yu, our Chairman and Chief Executive Officer, and Cartesian Capital Group, LLC (“Cartesian”), and global private equity firm and registered investment adviser headquartered in New York City, New York. Cartesian was founded by Mr. Yu in 2006.
On February 26, 2021, we consummated the initial public offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ full exercise of their over-allotment option. Each unit consists of one Class A ordinary share, and one-third
of one warrant, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $345,000,000. The registration statements on Form
S-1
(File Nos.
333-252784
and
333-253428)
for our initial public offering were declared effective by the SEC on February 23, 2021.
Simultaneously with the closing of the initial public offering (including the full exercise by the underwriters of their over-allotment option), we consummated the private placement (the “private placement”) of 8,900,000 warrants to our sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per private placement warrant, generating gross proceeds to us of $8,900,000.
Transaction costs of the initial public offering amounted to $19,540,060 consisting of $6,900,000 of underwriting commission, $12,075,000 of deferred underwriting commission, and $565,060 of other offering costs.
A total of $345,000,000 of the net proceeds from the initial public offering and the private placement was placed in a trust account established for the benefit of our public shareholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee.
If we are unable to complete an initial business combination within 24 months from the closing of the initial public offering, or February 26, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our taxes, if any (less $100,000 which we may reserve for expenses of our liquidation or dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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

Pursuant to the Business Combination Agreement, among other things, (i) prior to the closing of the Business Combination Agreement (the “Closing” and, the date on which the Closing occurs, the “Closing Date”), TWMH and the TIG Entities shall take, or cause to be taken, all actions necessary to implement a reorganization such that TWMH and the TIG Entities shall be wholly owned direct or indirect subsidiaries of Umbrella and Umbrella shall be owned solely by the members of TWMH, the members of TIG GP and the members of TIG MGMT (the “TWMH/TIG Entities Reorganization”); (ii) prior to the Closing, Alvarium will take, or cause to be taken, all actions necessary to implement a reorganization such that Alvarium will be the wholly owned indirect subsidiary of a newly formed Isle of Man entity (“Alvarium Topco”), and Alvarium Topco will be owned solely by the shareholders of Alvarium (the “Alvarium Reorganization”); (iii) on the business day prior to the Closing Date, we will domesticate as a corporation formed under the laws of the State of Delaware and deregister as an exempted company incorporated under the laws of the Cayman Islands (the “Domestication”), each of our outstanding Class A ordinary shares shall be converted into the right to receive one share of Class A common stock of us (the “Class A Common Stock”) and we will be renamed “Alvarium Tiedemann Holdings, Inc.”; (iv) at the Closing, TIG MGMT, TIG GP and Umbrella will enter into a distribution agreement, pursuant to which (a) TIG MGMT will distribute to Umbrella all of the issued and outstanding shares or partnership interests, as applicable, that it holds with each of its Affiliated Managers, and (b) TIG GP will distribute to Umbrella all of the issued and outstanding shares or interests that it holds with its Affiliated Manager; (v) at the Closing, each shareholder of Alvarium Topco will exchange his, her or its (a) ordinary shares of Alvarium Topco and (b) class A shares of Alvarium Topco for Class A Common Stock (the “Alvarium Exchange”) and upon the consummation of the Alvarium Exchange, Alvarium Topco will become a direct wholly-owned subsidiary of the Company; (vi) immediately following the effective time of the Alvarium Exchange, Umbrella Merger Sub will merge with and into Umbrella, with Umbrella surviving such merger as a direct subsidiary of us (the “Umbrella Merger”); (vii) at the Closing, following the Alvarium Exchange and the Umbrella Merger, we will contribute all of the issued and outstanding shares of Alvarium Topco that we hold to Umbrella (the “Alvarium Contribution”) and upon the consummation of the Alvarium Contribution, Alvarium Topco will become a wholly-owned subsidiary of Umbrella; and (viii) following the Closing, Alvarium Topco will be liquidated and Alvarium Holdings LLC (to be renamed Alvarium Tiedemann Holdings, LLC) will become the wholly owned direct subsidiary of Umbrella (collectively with the other transactions described in the Business Combination Agreement, the “Proposed Business Combination”).
The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by our shareholders of the Business Combination Agreement, the effectiveness of a registration statement on Form
S-4
(File
No. 333-262644)
(the “Form
S-4”),
which was initially filed with the SEC on February 11, 2022, in connection with the Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close in the second or third quarter of 2022.
Concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements (the “PIPE Subscription Agreements”) with certain investors (each a “PIPE Investor”) to purchase, following the Domestication, Class A Common Stock (such shares, collectively, “PIPE Shares”) for an aggregate value of $164,999,807, representing 16,836,715 PIPE Shares at a price of $9.80 per share. The closing of the sale of PIPE Shares (the “PIPE Closing”) will occur immediately prior to the Closing. The PIPE Closing will be subject to customary conditions, including, but not limited to:

•
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

•	all conditions precedent to the Closing will have been satisfied or waived; and

•
without the consent of the PIPE Investor, the Business Combination Agreement cannot be amended, modified or waived in a manner that reasonably would be expected to materially and adversely affect the economic benefits the PIPE Investor reasonably would expect to receive under the PIPE Subscription Agreement.

Pursuant to the PIPE Subscription Agreements, we agreed that, within 45 calendar days after the consummation of the Business Combination, we will file with the SEC a registration statement registering the resale of the PIPE Shares, and we will use our commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof; provided, however, that our obligations to include the shares held by a PIPE Investor in such registration statement will be contingent upon the respective PIPE Investor furnishing in writing to us such information regarding the PIPE Investor, the securities held by such PIPE Investor and the intended method of disposition of the shares, as will be reasonably requested by us to effect the registration of such shares, and will execute such documents in connection with such registration, as us may reasonably request that are customary of a selling stockholder in similar situations.

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
The Business Combination Agreement and related agreements are further described in our Current Report on Form
8-K
filed with the SEC on September 23, 2021.
Other than as specifically discussed, this Annual Report on Form
10-K
does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.
Management Expertise
Our sponsor is an affiliate of Cartesian, a global private equity firm and registered investment adviser headquartered in New York City, New York. Cartesian has extensive experience providing growth capital to companies around the world. Since its inception in 2006, Cartesian has managed more than $3 billion in committed capital. Cartesian was founded by Peter Yu, our Chairman and Chief Executive Officer, who previously founded and served as Chief Executive Officer of AIG Capital Partners, Inc. (“AIGCP”), a leading international private equity firm with over $4.5 billion in committed capital.
Cartesian’s team currently consists of 23 professionals, who together have more than 300 years of international private equity experience. Collectively, the Cartesian team has executed more than 55 market-leading investments across 30 countries. Over the years, the Cartesian team has developed an extensive network of relationships, particularly in North America, Europe, South America, and Asia, and an established record of innovative and opportunistic investing, consistent discipline, and significant value creation for all stakeholders.
We believe our team has the required analytic, financial, and operational expertise to complete a successful initial business combination and generate attractive risk-adjusted returns for our shareholders.
Business Strategy
Our acquisition and value-creation strategy is to identify and combine with an established high-growth company that can benefit from both a constructive combination and continued value-creation by our management team. We believe that our management team’s cycle-tested and distinctive investment approach will contribute to a successful initial business combination and the continued development of the combined company. This approach involves a growth-oriented strategy and disciplined value-creation that the Cartesian team has consistently maintained and refined for over more than 20 years.
Cartesian’s strategy is to provide growth capital to closely-held firms and assist their development as world-class multinational companies. Our management team has built numerous market-leading transnational companies across a wide range of sectors, regions, and countries. As growth-capital investors, our management team has generated investment returns through intelligent growth and thoughtful internationalization of businesses in cooperation with incumbent owners and management teams. We believe this proven, partnership-driven, skill set should be particularly attractive to potential target companies.
In terms of value-creation, our management team has helped companies develop through organic growth, targeted combinations, opportunistic aggregation of individual assets, and fundamental transformations. Our team has worked closely with management teams to develop new market-entry strategies, evaluate acquisition and disposal targets, and implement risk management, business intelligence, and strategic planning functions. We believe that this extensive track record of value creation should also enhance our ability to complete a successful business combination.
For more than 20 years, the Cartesian team has employed a consistent strategy to identify and create investment opportunities focusing on long-term continuities and short-term dislocations. We define “continuities” as large-scale forces (e.g., demographic, industrial, technological) driving global economic change over a multi-decadal period. We define “dislocations” as inefficiencies that result in a temporary divergence between value and price, whether fueled by macroeconomic, sectoral, corporate, or even familial events. We will employ this same approach to identify potential target businesses.

From our longstanding practice, we have developed an extensive network of relationships with commercially successful families and privately held businesses in a wide range of industries and sectors around the world. We have worked closely with the advisors to those families and businesses, who often refer projects, companies, and potential partners to us. We will draw on this network as well as our expertise and relationships globally to develop a robust flow of acquisition opportunities.
Acquisition Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we consider relevant in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.
We intend to seek to acquire target businesses that:

•	we believe have meaningful and attractive high-growth potential, whether organic or inorganic;

•	have been identified through a proprietary process rather than a competitive process;

•	we believe have proven business models as we do not intend to assume risks of unproven technologies;

•	have significant transnational operations or attractive potential for transnational operations;

•	operate in a manner consistent with the United Nations Principles for Responsible Investment or can promptly be aligned to operate in accordance with such principles;

•	are led by proven management teams;

•	are owned in large part by a family, management team and/or sponsor that will retain a significant portion of the equity capital of the business after our initial business combination;

•
are supportive of and welcome additional value-creation and institution-building efforts, including enhanced corporate governance and financial transparency, expanded business intelligence and strategic planning activity and improved risk management capabilities; and

•	are willing to participate in our initial business combination on terms that will offer an attractive valuation for our shareholders.
These criteria and guidelines are not intended to be exhaustive or inviolate. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.
Initial Business Combination
Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If we do not obtain a fairness opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or from an independent accounting firm, with respect to such criteria, the fair market value of such a target would be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation, or value of comparable businesses. We can provide no assurances that our management team’s expertise will guarantee a successful initial business combination. In addition, our management team is not required to devote a significant or certain amount of time to our businesses and our management team is currently devoting time to, and is involved with, other businesses.
We will have until 24 months from the closing of the initial public offering to consummate an initial business combination. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding share capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.
Our Acquisition Process
In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also expect to utilize our operational and capital planning experience.
Given our experience, we will have the capacity to appropriately source opportunities and conduct a substantial portion of due diligence ourselves, relying less on third parties than many other similar companies.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors, or any of their respective affiliates, although we do not intend to do so. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
Certain of our officers and directors presently have
pre-existing
fiduciary or contractual obligations to other entities. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary
or contractual obligations, he may, subject to his fiduciary duties under Cayman Islands law, be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. Certain of our officers and directors currently have certain relevant fiduciary duties or contractual obligations to other entities. We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers arising in the future would materially undermine our ability to complete our initial business combination.
Human Capital Resources
We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the consummation of our initial business combination.
Our Website
Our corporate website address is
www.cartesiangrowth.com
. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.
Periodic Reporting and Audited Financial Statements
We have registered our units, Class A ordinary shares and public warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, international financing reporting standards as issued by the International Accounting Standards Board (IFRS), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We evaluated our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. On February 23, 2021 we filed a Registration Statement on
Form 8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report on Form
10-K.
If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We are an early stage incorporated exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are an early stage incorporated exempted company with no operating results, and we will not commence operations until the consummation of our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
The Proposed Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.
The consummation of the Proposed Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

•	approval of several proposals by our shareholders;

•
the shares of Class A Common Stock constituting the Proposed Business Combination consideration for the Alvarium shareholders shall have been approved for listing on Nasdaq subject to notice of official issuance;

•	no order, statute, rule or regulation enjoining or prohibiting the consummation of the Proposed Business Combination being in effect;

•	the Company having at least $5,000,001 of net tangible assets as of the closing of the Proposed Business Combination;

•	the Form S-4 having become effective and no stop order being in effect;

•	the receipt of certain regulatory approvals; and

•	customary bring down conditions.
Past performance may not be indicative of future performance of an investment in our securities. Further, in the event of the termination of the Proposed Business Combination, we expect that the market price of our securities would immediately and materially decrease, and there can be no assurance that we would be able to identify and consummate an alternative business combination or as to the value of any such alternative business combination to our stockholders.
Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Any past acquisition or operational experience of our management team and their affiliates is not a guarantee either: (i) that we will be able to consummate the Proposed Business Combination, (ii) that we would be able to locate a suitable alternative candidate for, and consummate, an initial business combination; or (iii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our officers and directors has had experience with blank check companies or special purpose acquisition companies in the past.
In the event that the Proposed Business Combination were to be terminated, we expect that the market price of our securities would immediately and materially decrease, and there can be no assurance that we would be able to identify and consummate an alternative business combination, and no assurance as to the value of any such alternative business combination to our stockholders.

In the event that the Proposed Business Combination were to be terminated, you would be unable to ascertain the merits or risks of any alternative target business prior to our entry into an alternative business combination agreement.
In the event that the Proposed Business Combination were to be terminated, we would expect to focus our search on an alternative target business involved in the ownership, financing and management of societal infrastructure, but we may seek to complete a business combination with a target business in any industry or sector. Unless and until we have identified and publicly announced a business combination transaction, there is no basis to evaluate the possible merits or risks of any particular target business or of the terms of any combination with any such target business, and we cannot assure you that any such transaction would be more or less favorable than the Proposed Business Combination, or would or would not result in a reduction in the value of our public shares.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus
(COVID-19)
pandemic.
The significant and ongoing
COVID-19
pandemic has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers who become unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.
The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe. The United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.
If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares as well as any public shares purchased during or after the initial public offering, in favor of our initial business combination. Our officers, directors and independent directors have also agreed, pursuant to the terms of letter agreements, to vote any public shares owned by them immediately before the initial public offering as well as any public shares acquired in the initial public offering or in the aftermarket in favor of such proposed business combination. In addition to our founder shares, we would need 12,937,501, or 37.5%, of the 34,500,000 public shares sold in the initial public offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted), subject to any higher threshold as is required by the Cayman Islands or other applicable law, in order to have such initial business combination approved. Our initial shareholders own 20% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share
value of shares held by
non-redeeming
shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination
.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination.
This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by February 26, 2023. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the
24-month
period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our sponsor, officers, directors and independent directors have agreed that we must complete our initial business combination by February 26, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the
COVID-19
pandemic continues to impact the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.
If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.
The founder shares beneficially owned by our initial shareholders, our officers and directors will not participate in liquidating distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.
Our initial shareholders, officers, directors and independent directors have entered into letter agreements with us, copies of which are filed as exhibits to this Annual report of Form
10-K,
pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, and our initial shareholders, officers, directors and independent directors have agreed to waive their redemption rights with respect to any public shares they may acquire during or after the initial public offering, in connection with the completion of our initial business combination. Our initial shareholders have also waived their right to receive distributions with respect to their founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The private placement warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our initial shareholders, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.
Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If the funds not being held in the trust account are insufficient to allow us to operate at least until February 26, 2023, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate at least until February 26, 2023, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed elsewhere in this Annual Report on Form
10-K.
However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.
We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate at least until February 26, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.
If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our sponsor is not obligated to fund such loans.
As of December 31, 2021, $551,258 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless., our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.
Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to our company, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.
If we are unable to consummate our initial business combination by February 26, 2023, our public shareholders may be forced to wait beyond the ten business day period thereafter before redemption from our trust account.
If we are unable to consummate our initial business combination by February 26, 2023, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our taxes, if any, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the ten business days following the
24-month
initial business combination period before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.
The grant of registration rights to our sponsor and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to a registration rights agreement entered into prior to the closing of the initial public offering, a copy of which is filed as exhibit to this Annual Report on Form
10-K,
our sponsor and its permitted transferees, can demand that we register the founder shares and the private placement warrants and the Class A ordinary shares underlying the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans can demand that we register such warrants or Class A ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our sponsor and holders of warrants that may be issued upon conversion of working capital loans or their respective permitted transferees are registered.
Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
We will seek to complete our initial business combination with an operating company, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to an initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.
We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.
The rules of Nasdaq and our amended and restated memorandum and articles of association require that the target business or businesses that we acquire must have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.00 per share.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation, or value of comparable businesses. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
Unlike most other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to complete an initial business combination.
The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of our ordinary shares issued and outstanding upon completion of the initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by us in connection with or in relation to the completion of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of a target business in the initial business combination and any private placement warrants issued to our sponsor or any of its affiliates or any member of our management team upon conversion of working capital loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.
We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our executive officers, directors and independent directors also serve as officers and/or board members for other entities. Our sponsor, officers, directors and independent directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Since our sponsor will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
As of the date of this Annual Report on Form
10-K,
there are 8,625,000 Class B ordinary shares outstanding, all of which are held of record by our initial shareholders, of which 8,550,000 were held by our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding public shares and founder shares after the initial public offering. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor purchased and aggregate of 8,900,000 private placement warrants, each of which such warrants will be exercisable for one Class A ordinary share at $11.50 per share, that will also be worthless if we do not complete a business combination. The initial shareholders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
deadline following the closing of the initial public offering nears, which is the deadline for the completion of our initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes; and

•	other disadvantages compared to our competitors who have less debt.
We may be able to complete only one business combination with the proceeds of the initial offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from the initial public offering, including the full exercise of the underwriters’ over-allotment option and the sale of the private placement warrants provide us with $345,000,000 that we may use to complete our initial business combination (excluding $12,075,000 of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals and shareholders generally;

•	laws governing the manner in which future business combinations may be effected;

•	differing laws and regulations regarding exchange listing and delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	inflation greater than that experienced in the United States;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars, such as the recent invasion of Ukraine by Russia; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.
If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.
If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.
Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.
We may
re-domicile
into another foreign jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern all of our material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another foreign jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the Cayman Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such re-domiciliation
and the international nature of our business will likely subject us to foreign regulation.
We may migrate to another jurisdiction in connection with our initial business combination and such migration may result in taxes imposed on shareholders.
As a Cayman Islands entity, we do not have access to a network of income tax treaties to protect us from withholding taxes or gains taxes that may be imposed by other jurisdictions. As a result, it may not be possible to effect repatriation of earnings or the receipt of income from our investments in a tax efficient manner. Accordingly, we may, in connection with our initial business combination or earlier, and subject to requisite shareholder approval under the Companies Act, transfer by way of continuation (migrate) to a different jurisdiction, including, for example, the jurisdiction in which the target company or business is located. Such a transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident and/or the jurisdictions in which its owners are resident if it is a tax transparent entity under the tax laws of such jurisdictions (including under any anti-deferral regime). We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may also be subject to withholding taxes or other taxes imposed by the jurisdiction where we are migrated to with respect to their ownership of us.
Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.
Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.
If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with such laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.
Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their constitutional documents. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association that will make it easier for us to consummate an initial business combination that some of our shareholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their constitutional documents. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association prior to our initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, being (i) the affirmative vote of at least a two-thirds
(2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders.
Our sponsor, officers, directors and independent directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 26, 2023, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial shareholders, officers, directors and independent directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or independent directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Provisions of our amended and restated memorandum and articles of association (and corresponding provisions of the agreement governing the release of funds from our trust account) relating to the rights and obligations attaching to our Class A ordinary shares and certain aspects of our pre-business
combination activity may be amended with the approval of a special resolution being (i) the affirmative vote of at least a two-thirds
(2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the consummation of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their constitutional documents which prohibits the amendment of certain provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the company’s shareholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders in many cases. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business
combination activity, may be amended if approved by special resolution, being (i) the affirmative vote of at least a two-thirds
(2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares, which is a lower amendment threshold than that of many blank check companies.
Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted
basis, 20% of our Class A ordinary shares upon the closing of the initial public offering (assuming they did not purchase any units in the initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the consummation of an initial business combination that some of our shareholders may not support.
Our initial shareholders, officers, directors and independent directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial shareholders, officers, directors and independent directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or independent directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
Although we believe that the net proceeds of the initial public offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, less up to $100,000 of interest for dissolution expenses, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in some circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our sponsor and affiliated entities control a substantial interest in us and thus may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.
Our initial shareholders will collectively own, on an
as-converted
basis, 20% of our issued and outstanding Class A ordinary shares. Our initial shareholders, officers, directors, independent directors or their affiliates could determine in the future to make purchases of our securities in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our sponsor has agreed to vote the founder shares owned by it immediately before the initial public offering, and our initial shareholders, officers, directors and independent directors have agreed to vote any Class A ordinary shares acquired in the initial public offering or in the aftermarket in favor of such proposed business combination.
Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. It is unlikely that there will be an annual general meeting to appoint new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual general meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. In addition, under our amended and restated memorandum and articles of association, the holders of our founder shares may, by ordinary resolution under our amended and restated articles of association, remove a member of our board of directors for any reason prior to the consummation of our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.
Our outstanding warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effect a business combination.
We issued warrants to purchase 11,500,000 Class A ordinary shares as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share. We may also issue additional warrants to our sponsor, officers, directors or their affiliates upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements, as described elsewhere in this Annual report on Form
10-K.
To the extent we issue Class A ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.
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
As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may prefer combining with a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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
As described elsewhere in this Annual Report on Form
10-K,
we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments we issued in connection with our initial public offering and private placement in February 2021. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2021. This material weakness resulted in a misstatement of our previously issued unaudited financial statements for the periods ended March 31, 2021 and June 30, 2021, included in our Quarterly Report on Form
10-Q,
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
We identified a material weakness in our internal controls over financial reporting. As a result of such previously identified material weakness, the change in accounting for our complex financial instruments, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on
Form 10-K,
we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.
A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.
Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described herein will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

If we do not hold an annual general meeting until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to appoint directors and to discuss company affairs with management until such time.
Unless otherwise required by law or Nasdaq, we do not currently intend to call an annual general meeting until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.
Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K
for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Risks Relating to Our Securities
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.
A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
If we do not maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”
If we do not maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis.” As a result, the number of Class A ordinary shares that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the private placement warrants and any other warrants that may be issued to our officers, directors, sponsor or their affiliates may be exercisable for unregistered Class A ordinary shares for cash even if the prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants is not current and effective.
An investor will be able to exercise a warrant only if the issuance of Class A ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
No public warrants will be exercisable for cash and we will not be obligated to issue Class A ordinary shares unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the Class A ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.
We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.
Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for our initial public offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may issue additional Class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions that will be contained in our amended and restated memorandum and articles of association. Any such issuances could substantially dilute the interest of our shareholders and likely present other risks.
Pursuant to our amended and restated memorandum and articles of association we are authorized to issue up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Annual Report on Form
10-K,
there are 165,500,000, 11,375,000 and 1,000,000 authorized but unissued Class A ordinary shares, Class B ordinary shares and preference shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association.
We may issue a substantial number of additional Class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares:

•	may significantly dilute the equity interest of our investors;

•
could cause a change of control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.
Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.
If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Because each unit contains
one-third
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-third
of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third
of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
Risks Relating to Our Management Team
Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.
Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.
We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and in particular, Peter Yu, our Chief Executive Officer and Chairman, Gregory Armstrong, our Chief Financial Officer and Director, team members of Cartesian, including Rafael de Luque, Paul Hong and Beth Michelson. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our disinterested directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or our target’s key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us. In addition, our sponsor has, and our sponsor, officers and directors may in the future, participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his fiduciary duties under Cayman Islands law.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, our directors and officers would need to ensure that they act in accordance with their fiduciary duties owed to us as a matter of Cayman Islands law and make, in the case of our directors, the requisite disclosures for the purposes of our amended and restated articles of association in default of which we might have a claim against such individuals to the extent that it can be demonstrated that loss has been suffered by the company as a result of such actions. However, we might not ultimately be successful in any claim we may make against them for such reason.
Risks Relating to the Trust Account
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business, except our independent registered public accounting firm, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, our sponsor has agreed it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by February 26, 2023 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business by February 26, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination by February 26, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
General Risk Factors
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) absent an initial business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares, and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (b) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.
An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.
An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to our units issued in the initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-third
of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of our warrants is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up
exception. The application of the
start-up
exception is uncertain, and there can be no assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide a U.S. holder such information as the Internal Revenue Service may require, including a PFIC annual information statement in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and warrants.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We may have operations, enter into agreements with third parties and make sales in countries that may experience corruption. It will be our policy to implement safeguards to discourage the unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company by our employees; however, these parties are not always subject to our control. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates
exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our executive offices are located at 505 Fifth Avenue, 15
th
Floor, New York, New York 10017, and our telephone number is (212)
461-6363.
Our executive offices are provided to us by our sponsor. Commencing on February 23, 2021, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our units, Class A ordinary shares and public warrants are traded on Nasdaq under the symbols “GLBLU,” “GLBL” and “GLBLW” respectively. Our units commenced public trading on February 24, 2021. Commencing on April 16, 2021, the holders of the units were permitted to elect to separately trade our Class A ordinary shares and the public warrants included in the units.
Holders
As of March 11, 2022, there was one holder of record for our units, one holder of record for our Class A ordinary shares, four holders of record for our Class B ordinary shares and two holders of record for our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering
On February 26, 2021, we consummated the initial public offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $345,000,000. Transaction costs of the initial public offering amounted to $19,540,060 consisting of $6,900,000 of underwriting commission, $12,075,000 of deferred underwriting commission, and $565,060 of other offering costs.
Simultaneously with the closing of the initial public offering (including the full exercise by the underwriters of their over-allotment option), we consummated the private placement (the “private placement”) of 8,900,000 warrants to our sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per private placement warrant, generating gross proceeds to us of $8,900,000.
Cantor was the representative of the several underwriters. The securities sold in the initial public offering were registered under the Securities Act, on the registration statements Form
S-1
(File Nos.
333-252784
and
333-253428).
The SEC declared the registration statement effective on February 23, 2021.
After deducting the underwriting discounts and commissions and incurred offering costs, the total of $345,000,000 of the net proceeds from our initial public offering (including the units sold in the over-allotment option) and the sale of the private placement warrants was placed in the trust account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our equity securities during the year ended December 31, 2021.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this Annual Report on Form
10-K
(this “Annual Report”) to “we,” “us” or the “Company” refer to Cartesian Growth Corporation, a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to our sponsor, CGC Sponsor LLC, a Cayman Islands limited liability Company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from these anticipated in these forward-looking statements as a result of many factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A in this Annual Report on Form
10-K.
Special Note Regarding Forward-Looking Statements
This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” in Part I Item 1A of this Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on December 18, 2020 as a Cayman Islands exempted company, for the purpose of entering into a merger, capital share exchange, asset acquisition, share purchase, or reorganization or engaging in any other similar business combination with one or more businesses or entities.
We may pursue our initial business combination in any business industry or sector, we intend to focus on seeking high-growth businesses with proven or potential transnational operations or outlooks in order to capitalize on the experience, reputation, and network of our management team. Furthermore, we intend to seek target business where we believe we will have an opportunity to drive ongoing value creation after our initial business combination is completed, as our management team has done with multiple investments over a wide range of sectors, industries and geographical locations.
We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the private placement warrants to our sponsor that occurred simultaneously with the consummation of the Initial Public Offering (the “private placement”), our securities, debt or a combination of cash, securities and debt.
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
The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by our shareholders of the Business Combination Agreement, the effectiveness of a registration statement on Form
S-4
(File
No. 333-262644)
(the “Form
S-4”),
which was initially filed with the SEC on February 11, 2022, in connection with the Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close in the second or third quarter of 2022.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.
For the year ended December 31, 2021, we had a net loss of approximately $1.0 million, which included a loss from operations of $1.0 million, offering cost expense allocated to warrants of $0.9 million, an expense for the fair value in excess of cash received for private placement warrants of $3.1 million, and a gain from the change in fair value of warrant liabilities of $3.9 million. For the period from December 18, 2020 (inception) through December 31, 2020, we had a net loss of approximately $7,948, which included operating costs of $7,948.
Liquidity, Capital Resources and Going Concern Consideration
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial subscription of Class B ordinary shares, par value $0.0001 per share (the “founder shares”), by the sponsor for an aggregate subscription price of $25,000 and loans from the sponsor.
On February 26, 2021, we consummated the initial public offering of 34,500,000 units at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 units, generating gross proceeds of $345,000,000. Simultaneously with the closing of the initial public offering, we consummated a private placement of an aggregate of 8,900,000 private placement warrants to the sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $8,900,000.
Following the initial public offering, including the full exercise of the over-allotment option, and the private placement, a total of $345,000,000 was placed in the trust account. We incurred $19,540,060 in transaction costs, including $6,900,000 of underwriting commissions, $12,075,000 of deferred underwriting commissions and $565,060 of other offering costs.
As of December 31, 2021, we had approximately $0.6 million in cash, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
As of December 31, 2021, we had marketable securities held in the trust account of $345,031,308 consisting of securities held in a money market fund that invests in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete an initial business combination and to pay our expenses relating thereto, including $12,075,000 payable to Cantor Fitzgerald & Co. for deferred underwriting commissions upon consummation of our initial business combination. We may withdraw interest to pay taxes. To the extent that our share capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $0.6 million held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds from time to time as may be required. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private warrants at a price of $1.00 per warrant, at the option of the lender. Such private warrants would be identical to the private placement warrants.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of an initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of an initial business combination. If we are unable to complete an initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
As of the date of this Annual Report on Form
10-K,
we are within 12 months of our mandatory liquidation date of February 26, 2023. In connection with our assessment of going concern considerations in accordance with ASU
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we anticipate the consummation of the Proposed Business Combination in the second or third quarter of 2022 alleviating the concern about our ability to continue as a going concern until the earlier of the consummation of an initial business combination or February 26, 2023, the date we are required to liquidate.
Our financial statements included elsewhere in this Annual Report on Form
10-K
do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation.
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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.
Warrant Liabilities
We account for our public warrants and private placement warrants (collectively, the “warrants”, which are discussed in Note 3, Note 4 and Note 8 to the financial statements included elsewhere in this Annual Report on Form
10-K)
in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
815-40,“Derivatives
and Hedging, Contracts in Entity’s Own Equity” (ASC
“815-40”),
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
Class A Ordinary Shares Subject to Possible Redemption
All of the 34,500,000 Class A ordinary shares sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our amended and restated articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Accordingly, at December 31, 2021 all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. At December 31, 2020, the Company had no Class A ordinary shares subject to possible redemption. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 warrants sold in the Initial Public Offering and the 8,900,000 private placement warrants sold in the private placement, in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.
Our statement of operations applies the
two-class
method in calculating net income per share. Basic and diluted net income per Class A ordinary share and Class B ordinary share is calculated by dividing net income attributable to us by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Following the consummation of our initial public offering, the net proceeds of the initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 8. Financial Statements and Supplementary Data
The financial statements required by this item are set forth following Item 15 of this Annual Report on Form
10-K
and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) as of the end of the fiscal year ended December 31, 2021. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Annual Report on
Form 10-K,
our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of Class A ordinary shares subject to possible redemption issued in February 2021 which, due to its impact on our financial statements constitutes a material weakness in our internal control over financial reporting, related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on
Form 10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
Other than as described above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management identified a material weakness in internal controls related to accounting of complex financial instruments, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 because our internal control over financial reporting did not result in the proper accounting classification of Class A ordinary shares subject to possible redemption issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our current directors and executive officers are as follows:

Name	Age	Position
Peter Yu	60	Chairman and Chief Executive Officer
Gregory Armstrong	44	Chief Financial Officer and Director
Elias Diaz Sese	46	Director
Bertrand Grabowski	65	Director
Daniel Karp	44	Director
Peter Yu
 has served as our Chief Executive Officer since our inception in December 2020 and as Chairman of our board of directors since February 2021. He also is a Managing Partner of Cartesian. At Cartesian, Mr. Yu led more than 20 investments in companies operating in more than 30 countries. Mr. Yu currently serves on the boards of directors of several companies, including Burger King China, Tim Hortons China, PolyNatura Corp., Cartesian Royalty Holdings Pte. Ltd., ASO 2020 Maritime, Flybondi, and Simba Sleep Ltd. Prior to forming Cartesian, Mr. Yu founded and served as the President and Chief Executive Officer of AIG Capital Partners, Inc., or AIGCP. Under his leadership, AIGCP became a leading international private equity firm, with more than $4.5 billion in committed capital. Mr. Yu led numerous investments in several regions and served as Chairman of the investment committee of eight AIGCP private equity funds. Prior to founding AIGCP, Mr. Yu served President Bill Clinton as Director to the National Economic Council, the White House office responsible for developing and coordinating economic policy. A graduate of Harvard Law School, Mr. Yu served as President of the Harvard Law Review and as a law clerk on the U.S. Supreme Court. Mr. Yu received a bachelor’s degree from Princeton University’s Woodrow Wilson School. In addition to his commercial activities, Mr. Yu serves on the Advisory Council for the Princeton School for Public & International Affairs, the Advisory Council for the Princeton Institute for International & Regional Studies, on the board of directors of The John Paul Stevens Fellowship Foundation and on the Global Council of the Carnegie Endowment for International Peace. We believe Mr. Yu’s substantial experience in the areas of business management and financial and investment expertise qualifies him to serve as the Chairman of our board of directors.
Gregory Armstrong
 has served as our Chief Financial Officer and as one of our directors since our inception in December 2020. He also is a Senior Managing Director at Cartesian. At Cartesian, Mr. Armstrong led numerous investments in the food service, retail, energy, and infrastructure industries. He also serves on the boards of directors of NB Reinsurance Ltd. (where he also serves as a member of the underwriting committee) and Tim Hortons China. Prior to joining Cartesian, Mr. Armstrong served as an associate at AIGCP where he was involved in investments in natural resources, business services, and telecommunications. Mr. Armstrong was previously with Broadview International, a mid-market
mergers & acquisitions advisory firm, where he specialized in advising communications infrastructure companies. Mr. Armstrong received his Master’s in Business Administration from MIT Sloan School of Management and holds a bachelor’s degree in electrical engineering from Princeton University. We believe Mr. Armstrong’s extensive investment experience and serving on the boards of directors of international companies qualify him to serve as one of our directors.
Elias Diaz Sese
 is one of our independent directors since February 2021. He has over 22 years of experience leading transnational consumer companies. Currently, Mr. Diaz Sese is a shareholder and a director of Domino’s Pizza UK, a $2 billion business listed in the UK. Previously, Mr. Diaz Sese served as President of Northern Europe Kraft Heinz, leading the company’s turn-around efforts in the region from 2017 to 2019. Prior to that, Mr. Diaz Sese held various roles at Restaurant Brands International, or RBI, from 2002 to 2017, including as the Chief Executive Officer of Tim Hortons after its $11.4 billion acquisition by RBI, President of Burger King Asia Pacific, Executive Vice President of Franchise and Emerging Markets of Burger King and Managing Director of Southern Europe Burger King. Mr. Diaz Sese started his career within the corporate law practice of Decathlon España from 1998 to 2002, where he served as Corporate Legal Counsel & Development Director. Mr. Diaz Sese received his degree in Executive Management from The University of Chicago Booth School of Business (Executive Education) and holds a Masters in Law, Law and European Studies from the Universidad CEU San Pablo. We believe Mr. Diaz Sese’s extensive experience leading transnational consumer companies qualifies him to serve as one of our directors.
Bertrand Grabowski
 is one of our independent directors since February 2021. He has over 40 years of experience leading transnational finance companies. He serves on the boards of directors of Flybondi since June 2017 and Jazeera Airways since March 2017. From 2005 to 2016, Mr. Grabowski served as Head of Aviation Finance and as a member of the board of managing directors of DVB Bank, leading the company’s global aviation finance and investment initiatives. From 2001 to 2004, Mr. Grabowski was a director of the Asset Finance Group at Citigroup with a focus on Japan and certain E.U. countries. From 1985 to 2001, Mr. Grabowski held various roles at Banque Indosuez, renamed Credit Agricole CIB, including as Head of Aviation Finance for the Americas and branch manager of New York, Head of Aviation Finance for Asia, and as a branch manager of Tokyo. Mr. Grabowski started his career at Société Navale Delmas-Vieljeux, where he was in charge of all aspects of financing of new vessels for the shipping company from 1981 to 1984. Mr. Grabowski received his Master’s in Business Administration from the ESSEC Business School (Paris). We believe Mr. Grabowski’s extensive experience leading transnational finance companies qualifies him to serve as one of our directors.

Daniel Karp
 is one of our independent directors since February 2021. Mr. Karp, and the teams he has led, have executed dozens of mergers & acquisitions (M&A) and collaboration transactions, totaling over $80 billion in potential deal value. Mr. Karp is the Senior Vice President, Head of Business Development at Organon & Co., a global pharmaceutical company focused on woman’s health since January 2021. At Organon, Mr. Karp leads global M&A, collaborations, alliance management, and integration. From June 2018 to March 2020, he served as Executive Vice President, Corporate Development at Biogen Inc. Prior to joining Biogen Inc., Mr. Karp held a number of positions of increasing responsibility at Pfizer Inc., including as Vice President, Worldwide Business Development and Head of Business Development for Worldwide Research and Development from May 2016 to June 2018, as Vice President, Worldwide Business Development and Business Development Lead for Pfizer Vaccines, Oncology and Consumer Healthcare from January 2014 to May 2016, as Senior Director, Worldwide Business Development from December 2010 to December 2013, as Director, Worldwide Business Development from January 2008 to December 2010, as Senior Manager, Worldwide Business Development from May 2007 to December 2007 and as Manager, U.S. Business Development from July 2006 to April 2007. Prior to that, Mr. Karp held roles in healthcare and life sciences strategy consulting. Mr. Karp holds a Master of Business Administration from the Wharton School of the University of Pennsylvania and a bachelor’s degree in Biology from Duke University. We believe Mr. Karp’s extensive experience in M&A and collaboration transactions qualifies him to sit on our board of directors.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Daniel Karp, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Elias Diaz Sese and Bertrand Grabowski, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Peter Yu and Gregory Armstrong, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Elias Diaz Sese, Bertrand Grabowski and Daniel Karp qualifies as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has two standing: an audit committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq rules and
Rule 10A-3
of the Exchange Act as required by the rules of Nasdaq, require that the audit committee and the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. The rules of Nasdaq require that the audit committee of a listed company be comprised solely of at least three independent directors. Elias Diaz Sese, Bertrand Grabowski and Daniel Karp serve as members of our audit committee, and Bertrand Grabowski is the chairman of the audit committee. Each of Elias Diaz Sese, Bertrand Grabowski and Daniel Karp meets the independent director standard under Nasdaq listing standards and under
Rule 10-A-3(b)(1) of
the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Bertrand Grabowski qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and permitted
non-audit
services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•
reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
The rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Elias Diaz Sese, Bertrand Grabowski and Daniel Karp serve as members of our compensation committee, and Elias Diaz Sese is the chairman of the compensation committee. Each of Elias Diaz Sese, Bertrand Grabowski and Daniel Karp meets the independent director standard under Nasdaq listing standards.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Notwithstanding the foregoing, as indicated elsewhere in this report, other than the payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities, secretarial support and administrative services, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
Director Nominations
We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Elias Diaz Sese, Bertrand Grabowski and Daniel Karp. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to be appointed at the next annual general meeting (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for appointment to the board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of any publicly traded class of our equity securities to file reports of ownership and changes in ownership of our equity securities with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.
Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2021, other than a Form 3 for each of Mr. Karp and Mr. Diaz Sese, each of which was filed late.
Code of Ethics, Corporate Governance Guidelines and Committee Charters
We have adopted a code of ethics applicable to our directors, officers and employees. We have filed a copy of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to the registration statement filed with the SEC to register the units in connection with the initial public offering. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on
Form 8-K.
Conflicts of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.
If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary
or contractual obligations, he may, subject to his fiduciary duties under Cayman Islands law, be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us or, in the case of a non-compete obligation,
possibly prohibited from referring such opportunity to us. Certain of our officers, directors and independent directors currently have certain relevant fiduciary duties or contractual obligations to other entities. We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers arising in the future would materially undermine our ability to complete our initial business combination.
In addition, our sponsor has, and our sponsor, officer and directors may in the future, sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination.
We do not believe that any
pre-existing fiduciary
duties or contractual obligations will materially undermine our ability to consummate our initial business combination. Our sponsor has, and our sponsor, officers, directors and independent directors may in the future, sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.
Item 11. Officer and Director Compensation
None of our officers has received any cash compensation for services rendered to us. Commencing on February 23, 2021, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 11, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Class A ordinary shares issuable upon exercise of outstanding warrants as such warrants are not exercisable within 60 days of the date of this report.
Unless otherwise indicated below, we have based our calculation of the percentage of beneficial ownership on 43,125,000 ordinary shares issued and outstanding, consisting of 34,500,000 Class A ordinary shares and 8,625,000 classified as Class B ordinary shares.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Class	Amount and Nature of Beneficial Ownership	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
CGC Sponsor LLC (2)(3)	—	—	8,550,000	99.1%	19.8%
Peter Yu (2)(3)	—	—	8,550,000	99.1%	19.8%
Gregory Armstrong	—	—	—	—	—
Elias Diaz Sese (2)	—	—	25,000	*	*
Bertrand Grabowski (2)	—	—	25,000	*	*
Daniel Karp (2)	—	—	25,000	*	*
All executive officers and directors as a group (5 individuals)	—	—	8,625,000	100%	20.0%
Citadel Advisors LLC (4)	1,725,000	5.0%	—	—	4.0%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the persons and entities listed above is 505 Fifth Avenue, 15 th Floor, New York, New York 10017.
(2)
Interests shown consist solely of founder shares, which are classified as Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis, subject to adjustment.

(3)
Represents securities held by CGC Sponsor LLC, our sponsor. Pangaea
Three-B,
LP is the sole member of our sponsor, and is controlled by Peter Yu, our Chairman and Chief Executive Officer. Consequently, each of Pangaea
Three-B,
LP and Mr. Yu may be deemed to share voting and dispositive control over the securities held by our sponsor, and thus to share beneficial ownership of such securities. Mr. Yu disclaims beneficial ownership of the securities held by our sponsor, except to the extent of his pecuniary interest therein.

(4)
Based solely on an Amendment No. 1 to Schedule 13G jointly filed with the SEC on February 14, 2022, on behalf of Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to the shared beneficial ownership of the shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”) and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member
manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of these reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Item 13. Certain Relationships and Related Transactions, and Director Independence
On December 31, 2020, we issued an aggregate of 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash. In February 2021, our sponsor transferred an aggregate of 75,000 founder shares to our independent directors. Additionally, on February 23, 2021, we issued an additional 1,437,500 Class B ordinary shares to our sponsor (which is treated as a recapitalization for accounting purposes), which resulted in the sponsor holding 8,550,000 founder shares.
On February 26, 2021, simultaneously with the consummation of the initial public offering (including the full exercise by the underwriters of their over-allotment option), our sponsor purchased and aggregate of 8,900,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $8,900,000. The private placement warrants are identical to the public warrants, except that if held by our sponsor or its permitted transferees, they (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) are entitled to registration rights. If the private placement warrants are held by holders other than our sponsor or its permitted transferees, then the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the public warrants. In addition, the private placement warrants (and the Class A ordinary shares issuable upon exercise of such private placement warrants) will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of the Company’s initial business combination.
The private placement was conducted as a
non-public
transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the private placement warrants.
If any of our officers or directors (other than our independent directors) becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has then current fiduciary or contractual obligations, he may, subject to his fiduciary duties under Cayman Islands law, be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers, directors and independent directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Commencing on February 23, 2021, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Other than as described above, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.
On December 31, 2020, the sponsor issued to us an unsecured promissory note to borrow up to $250,000 to be used for a portion of the expenses of the initial public offering. These loans were non-interest
bearing, unsecured and were due at the earlier of June 30, 2021 or the closing of the initial public offering. The total outstanding balance of $144,890 under the loan was paid in full on February 26, 2021. As of December 31, 2021, the Company had no outstanding borrowings under the promissory note.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. The terms of such loans have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
On February 23, 2021, we entered into a registration rights agreement with respect to the founder shares, the private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans), which requires us to register such securities for resale (in the case of the founder shares, only after conversion to Class A ordinary shares). Pursuant to such registration rights agreement, the holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.
Related Party Policy
Prior to the consummation of our initial public offering, we had not adopted a formal policy for the review, approval or ratification of related party transactions in connection with the consummation of the initial public offering. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
Upon the consummation of our initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. A form of our code of ethics is filed as an exhibit to this Annual Report on
Form 10-K.
In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination

•	Payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities, secretarial support and administrative services;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; but up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of loans were so converted), at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete a business combination, the loans may not be repaid.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Elias Diaz Sese, Bertrand Grabowski and Daniel Karp qualifies as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Item 14. Principal Accounting Fees and Services
The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and the period from December 18, 2020 (inception) through December 31, 2020 totaled approximately $88,065 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
 Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and the period from December 18, 2020 (inception) through December 31, 2020.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and the period from December 18, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021 and the period from December 18, 2020 (inception) through December 31, 2020.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services for the period from December 18, 2020 (inception) through December 31, 2020, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis
 exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits, Financial Statement Schedules
a. Documents filed as part of this Report

1.	Financial Statements
The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this Annual Report. See the Index to Financial Statements.

2.	Financial Statement Schedules
All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of September 19, 2021, by and among the Company, the Target Companies, Umbrella Merger Sub and Umbrella(1)

3.1	Amended and Restated Memorandum and Articles of Association, dated February 23, 2021(2)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Class A Ordinary Share Certificate(3)

4.3	Specimen Warrant Certificate(3)

4.4	Warrant Agreement, dated February 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(2)

4.5	Description of Registrant’s Securities*

10.1	Investment Management Trust Agreement, dated February 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(2)

10.2	Private Placement Warrant Purchase Agreement, dated February 23, 2021, between the Company and CGC Sponsor LLC(2)

10.3	Registration Rights Agreement, dated February 23, 2021, among the Company, CGC Sponsor LLC and certain securityholders(2)

10.4	Administrative Services Agreement, dated February 23, 2021, by and between the Company and CGC Sponsor LLC(2)

10.5	Letter Agreement, dated February 23, 2021, between the Company and CGC Sponsor LLC(2)

10.6	Letter Agreement, dated February 23, 2021, between the Company and each officer and director of the Company(2)

10.7	TWMH and TIG Member Support Agreement, dated as of September 19, 2021, by and among the Company, TWMH, the TIG Entities, the Key TWMH Members, the Key TIG GP Members and the Key TIG MGMT Members(1)

10.8	Sponsor Support Agreement, dated as of September 19, 2021, by and among Company, TWMH, the TIG Entities and Alvarium(1)

10.9	Sponsor Recycling Commitment Agreement, dated as of September 19, 2021, by and between the Company and CGC Sponsor LLC(1)

10.10	Alvarium Exchange Agreement, dated as of September 19, 2021, by and among the Company, Alvarium and the Alvarium Shareholders(1)

10.11	Form of PIPE Subscription Agreement(1)

10.12	Side Letter, dated as of September 21, 2021, by and between the Company and IlWaddi Cayman Holdings(1)

10.13	Tiedemann Employment Agreement, dated as of September 19, 2021, by and between the Company and Michael Tiedemann(1)

10.14	Form of Indemnity Agreement(2)

10.15	Underwriting Agreement, dated February 23, 2021, between the Company and Cantor Fitzgerald & Co.(2)

14	Code of Ethics(3)

21.1	List of Subsidiaries of the Company*

24.1	Power of Attorney (included on signature page)*

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File*

*	Filed herewith
**	Furnished herewith
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021 and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-252784) on February 19, 2021 and incorporated by reference herein.
Item 16. Form
10-K
Summary
Not applicable.

CARTESIAN GROWTH CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2021 and December 31, 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from December 18, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from December 18, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from December 18, 2020 (inception) through December 31, 2020	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Cartesian Growth Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Cartesian Growth Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 and 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2020.
West Palm Beach, FL
March 17, 2022

F-2

CARTESIAN GROWTH CORPORATION
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Cash	$551,258	$—
Prepaid Expenses	70,406	—

Total current assets	621,664	—
Deferred offering costs	—	130,686
Cash and securities held in Trust Account	345,031,308	—

Total Assets	$345,652,972	$130,686

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable	$182,120	$—
Accrued offering costs and expenses	—	113,778

Total current liabilities	182,120	113,778
Deferred underwriting fee	12,075,000	—
Warrant liabilities	23,093,608	—

Total liabilities	35,350,728	113,778
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 34,500,000 and no shares, issued and outstanding, at redemption value at December 31, 2021 and December 31, 2020, respectively	345,031,308	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 and 0 shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 and 7,187,500 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively(1)	863	719
Additional paid-in capital	—	24,137
Accumulated deficit	(34,729,927)	(7,948)

Total shareholders’ equity ( D eficit)	(34,729,064)	16,908

Total Liabilities and Shareholders’ Equity (Deficit)	$345,652,972	$130,686

(1)
On December 31, 2020, an aggregate of 7,187,500 founder shares were issued to the Sponsor for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred an aggregate of 75,000 founder shares to the Company’s independent directors. Additionally, on February 23, 2021, the Company effectuated a recapitalization, and an additional 1,437,500 Class B ordinary shares were issued to the Sponsor and, as a result, the initial shareholders held 8,625,000 founder shares, including up to 1,125,000 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ full exercise of their over-allotment option on February 26, 2021, none of the Class B ordinary shares are subject to forfeiture any longer.

The accompanying notes are an integral part of the financial statements.

F-
3

CARTESIAN GROWTH CORPORATION
STATEMENT OF OPERATIONS

	For the year ended December 31, 2021	For the period from December 18, 2020 (inception) through December 31, 2020
Operating costs	$1,012,448	$7,948

Loss from operations	(1,012,448)	(7,948)

Other-income/(expense)
Interest earned on cash and marketable securities held in Trust Account	31,308	—
Offering costs allocated to warrants	(868,131)	—
Excess of Private Warrants fair value over purchase price	(3,097,200)	—
Change in fair value of warrant liability	3,911,091	—

Total other expense	(22,932)	—

Net loss	(1,035,380)	(7,948)

Weighted average shares outstanding; Class A ordinary shares	29,112,329	—

Basic and diluted net loss per share, Class A ordinary shares	(0.03)	0.00

Weighted average shares outstanding, Class B ordinary shares	8,449,315	—

Basic and diluted net loss per share, Class B ordinary shares	$(0.03)	$0.00

The accompanying notes are an integral part of the financial statements.

F-
4

CARTESIAN GROWTH CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares (1)	Amount
Balance as of December 18, 2020 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	7,187,500	719	24,137	—	24,856
Net loss	—	—	—	(7,948)	(7,948)

Balance as of December 31, 2020	7,187,500	$719	$24,137	$(7,948)	$16,908
Class B ordinary shares issued to Sponsor	1,437,500	144	—	—	144
Accretion of ordinary shares subject to possible redemption			(24,137)	(33,686,599)	(33,710,736)
Net loss	—	—	—	(1,035,380)	(1,035,380)

Balance as of December 31, 2021	8,625,000	$863	$—	$(34,729,927)	$(34,729,064)

(1)
On December 31, 2020, an aggregate of 7,187,500 founder shares were issued to the Sponsor for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred an aggregate of 75,000 founder shares to the Company’s independent directors. Additionally, on February 23, 2021, the Company effectuated a recapitalization, and an additional 1,437,500 Class B ordinary shares were issued to the Sponsor and, as a result, the initial shareholders held 8,625,000 founder shares, including up to 1,125,000 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ full exercise of their over-allotment option on February 26, 2021, none of the Class B ordinary shares are subject to forfeiture any longer.

The accompanying notes are an integral part of the financial statements.

F-
5

CARTESIAN GROWTH CORPORATION
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2021	For the period from December 18, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(1,035,380)	$(7,948)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(31,308)	—
Offering costs allocated to warrants	868,131	—
Excess of Private Warrants fair value over purchase price	3,097,200	—
Change in fair value of warrant liability	(3,911,091)	—
Changes in operating assets and liabilities:
Prepaid expenses	(70,406)	—
Accounts payable and accrued expenses	174,172	7,948

Net cash used in operating activities	(908,682)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—

Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000	—
Proceeds from sale of Private Warrants	8,900,000	—
Proceeds from issuance of promissory note to Sponsor	144,890	—
Payment on promissory issued to Sponsor	(144,890)	—
Payment of deferred offering costs	(540,060)	—

Net cash provided by financing activities	346,459,940	—

Net change in cash	551,258	—

Cash, beginning of period	—	—

Cash, end of the period	$551,258	$—

Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	$345,000,000	$—

Initial classification of warranty liability	$27,004,700	$—

Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000	$—

Deferred offering costs included in accrued expenses	$—	$113,634

Deferred offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000

The accompanying notes are an integral part of the financial statements.

F-
6

CARTESIAN GROWTH CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and its initial public offering (the “IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the IPO.
The Company’s sponsor is CGC Sponsor LLC, a Cayman Islands limited liability Company (the “Sponsor”).
On February 26, 2021, the Company consummated the IPO, including the full exercise of the over-allotment option by the underwriters on February 23, 2021, of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares and warrants included in the Units, the “Public Shares” and “Public Warrants”, respectively), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is further discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share. The registration statements on Form
S-1
(File Nos.
333-252784
and
333-253428)
for the Company’s IPO were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021.
Simultaneously with the closing of the IPO, the Company consummated the sale of 8,900,000 warrants (the “Private Warrants,” and together with the “Public Warrants,” the “Warrants”), at a price of $1.00 per Private Warrant, in a private placement to the Sponsor, generating gross proceeds of $8,900,000, which is further discussed in Note 4.
Transaction costs of the IPO amounted to $19,540,060 consisting of $6,900,000 of underwriting commission, $12,075,000 of deferred underwriting commission, and $565,060 of other offering costs.
Following the closing of the IPO on February 26, 2021, $345,000,000 (or $10.00 per Unit) of the net offering proceeds of the sale of the Units and the sale of the Private Warrants was placed in a trust account for the benefit of the Company’s public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The proceeds in the Trust Account may be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of an initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete its initial Business Combination by February 26, 2023, subject to applicable law, and (iii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its initial Business Combination by February 26, 2023 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business
combination activity.
The Company will provide the holders of its outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any, divided by the number of then outstanding Public Shares. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

F-
7

The Company will have until February 26, 2023 to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
The Company’s initial shareholders, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as described in Note 3) and any Public Shares purchased during or after the IPO, in connection with the completion of the initial Business Combination, (ii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they acquired during or after the IPO if the Company fails to complete the initial Business Combination within the prescribed time frame, and (iii) vote any founder shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account.
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
Business Combination Agreement
On September 19, 2021,

the Company, Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”), Alvarium Investments Limited, an English private limited company (“Alvarium” and, together with TWMH and the TIG Entities, the “Target Companies”), Rook MS LLC, a Delaware limited liability company and Alvarium Tiedemann Capital, LLC, a Delaware limited liability company (“Umbrella”) entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), pursuant to which the Company will hold Umbrella, a newly formed Delaware limited liability company for purposes of effecting the transactions contemplated by the Business Combination Agreement, which will hold the businesses of the Target Companies.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not incl
u
de any adjustments that might result from the outcome of this uncertainty.
Liquidity and Going Concern Consideration
As of December 31, 2021, the Company had approximately $0.6 million in its operating bank account.

F-
8

The Company is within 12 months of its mandatory liquidation date of February 26, 2023 as of the date of this Annual Report on Form
10-K.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company anticipates the consummation of the Business Combination in the second or third quarter of 2022 (see Note 9) alleviating the concern about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 26, 2023.
These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $551,258 and 0 as of December 31, 2021 and December 31, 2020. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

F-
9

Cash and Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Warrant Liabilities
The Company evaluated the Warrants (which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC
815-40
and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC
815-40,
the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (the date of the IPO) and at each reporting date in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.
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
Ordinary Shares Subject to Possible Redemption
All of the 34,500,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2021 all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. At December 31, 2020, the Company had no Class A ordinary shares subject to possible redemption. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
As of December 31, 2021, the ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$345,000,000
Less:
Proceeds allocated to public warrants	(15,007,500)
Class A ordinary shares issuance cost	(18,671,929)
Add:
Accretion of carrying value to redemption value	33,679,429
Interest earned on Trust	31,308

Class A ordinary shares subject to redemption	$345,031,308

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

F-
10

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 Warrants sold in the IPO and the 8,900,000 Private Warrants sold in the private placement, in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.
The Company’s statement of operations applies the
two-class
method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
Reconciliation of Net Loss per Share
The Company’s net income is adjusted for the portion of net income that is allocable to each class of ordinary shares. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A ordinary shares and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.
Accordingly, basic and diluted income per ordinary share is calculated as follows:

	For the Year Ended December 31, 2021	For the period from December 18, 2020 (inception) through December 31, 2020
Class A Ordinary Shares
Numerator: Net loss allocable to Class A ordinary shares
Net loss	$(1,035,380)	$(7,948)
Less: Allocation of net income to Class B ordinary shares	(232,904)	—

Proportionate share of net loss	$(802,476)	$(7,948)

Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	29,112,329	—

Basic and diluted net loss per share	$(0.03)	$0.00

Class B Ordinary Shares
Numerator: Net loss allocable to Class B ordinary shares
Net loss	$(1,035,380)	$(7,948)
Less: Allocation of net income to Class A ordinary shares	(802,476)	(7,948)

Proportionate share of net loss	$(232,904)	$—
Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	8,449,315	—

Basic and diluted net loss per share	$(0.03)	$—

F-1
1

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
See Note 8 for additional information on assets and liabilities measured at fair value.
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
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board’s issued ASU
2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3 — Initial Public Offering
Public Units
On February 26, 2021, the Company sold 34,500,000 Units, which includes the full
exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-third
of one redeemable warrant to purchase one Class A ordinary share.

F-1
2

Public Warrants
Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder;

•
if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations. and recapitalizations), for any 20 trading days within a
30-trading day
period ending on the third business day prior to the notice of redemption to the warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying the Warrants.
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,900,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $8,900,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.
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

F-1
3

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
Note 5 — Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued an aggregate of 7,187,500 founder shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share, in cash. In February 2021, the Sponsor transferred an aggregate of 75,000 founder shares to its independent directors. On February 23, 2021, the Company effectuated a recapitalization, and as a result, the initial shareholders held 8,625,000 founder shares, including up to 1,125,000 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ full exercise of their over-allotment option on February 26, 2021, none of the Class B ordinary shares are subject to forfeiture any longer.
The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or
(ii) the Company consummates a subsequent liquidation, merger, capital share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note
On December 31, 2020, the Sponsor issued to the Company an unsecured promissory note to borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing,
unsecured and were due at the earlier of June 30, 2021 or the closing of the IPO. As of February 26, 2021, the Company had borrowings of $144,890 under the promissory note, and on February 26, 2021, repaid the $144,890 from the proceeds of the IPO. As of December 31, 2021, the Company had no outstanding borrowings under the promissory note.
Working Capital Loans
In order to fund working capital deficiencies or finance `transaction costs in connection with an initial Business Combination, the Sponsor, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds from time o time as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of December 31, 2021, the Company had no borrowings under Working Capital Loans.
Administrative Service Fee
The Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial Business Combination and the Company’s liquidation. For the twelve months ended December 31, 2021, the Company has paid $100,000 in such fees.

F-1
4

Note 6 — Commitments and Contingencies
Underwriting Agreement
The underwriter had a
45-day
option from the date of the IPO to purchase up to an aggregate of 4,500,000 additional Units at the public offering price less the underwriting commissions. On February 26, 2021, the underwriter fully exercised its over-allotment option.
Upon consummation of the IPO on February 26, 2021, the underwriters were paid a cash underwriting fee of 2.0% of the gross proceeds of the IPO, or $6,900,000 in the aggregate.
The underwriters of the IPO are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $12,075,000 in the aggregate. Subject to the terms of the underwriting agreement, the deferred underwriting commission will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination and the deferred underwriting commission will be waived by the underwriters in the event that the Company does a Business Combination.
Registration Rights
On February 23, 2021, the Company entered into a registration rights agreement with respect to the Founder Shares, the Private Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Warrants and warrants that may be issued upon conversion of Working Capital Loans), which requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). Pursuant to such registration rights agreement, the holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Note 7 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021 and December 31, 2020 there were 34,500,000 and 0, respectively, issued and outstanding. Of the issued and outstanding Class A ordinary shares, 34,500,000 shares are subject to possible redemption, at December 31, 2021 and, therefore, classified outside of permanent equity. At December 31, 2021 all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2021 and December 31, 2020, there were 8,625,000 and 7,187,500 Class B ordinary shares, respectively, issued and outstanding. On February 23, 2021, the Company effectuated a recapitalization resulting in the initial shareholders holding 8,625,000 Class B ordinary shares, including up to 1,125,000 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ full exercise of their over-allotment option on February 26, 2021, none of the Class B ordinary shares are subject to forfeiture any longer.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands, as amended from time to time, or applicable share exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis,
20% of the sum of (i) the total number of the Company’s ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of a target business in the initial Business Combination and any warrants issued upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

F-1
5

Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,031,308	$345,031,308	$—	$—

Liabilities:
Public Warrants Liability	12,765,000	12,765,000	—	—
Private Warrants Liability	10,328,609	—	—	10,328,609

	$23,093,609	$12,765,000	$—	$10,328,609

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.
The Company established the initial fair value of the Public Warrants and Private Warrants on February 26, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. As of December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of December 31, 2021 due to the use of unobservable inputs. For the period ending December 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.
The following table presents the changes Level 3 liabilities for the year ended December 31, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	27,004,700
Transfer of public warrants to Level 1	(15,007,500)
Change in fair value	(1,668,591)

Fair Value at December 31, 2021	$10,328,609

The key inputs into the Monte Carlo simulation as of February 26, 2021 and December 31, 2021 were as follows:

	(Initial Measurement) February 26, 2021	December 31, 2021
Risk-free interest rate	0.98%	1.30%
Expected term remaining (years)	6.13	5.49
Expected volatility	24.2%	17.5%
Stock price	$9.565	$9.88

F-1
6

Note 9 — Subsequent Events
Proposed Business Combination
The Company filed a registration statement on Form
S-4
(File
No. 333-262644)
(the “Form
S-4”)
with the SEC on February 11, 2022, in connection with the Business Combination Agreement. The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by the Company’s shareholders of the Business Combination Agreement, the effectiveness of the Form
S-4,
and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close in the second or third quarter of 2022.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review and other than with respect to the filing of the Form
S-4
described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

F-1
7

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION

By:	/s/ Peter Yu
Name: Peter Yu
Title: Chief Executive Officer
Date: March 17, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Yu and Gregory Armstrong, jointly and severally, his or her true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents, or any of them, or their or his or her substitutes or substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Yu	Chief Executive Officer Chairman of the Board of Directors	March 17, 2022
Peter Yu	( Principal Executive Officer )

/s/ Gregory Armstrong	Chief Financial Officer and Director	March 17, 2022
Gregory Armstrong	( Principal Financial and Accounting Officer)

/s/ Elias Diaz Sese	Director	March 17, 2022
Elias Diaz Sese

/s/ Bertrand Grabowski	Director	March 17, 2022
Bertrand Grabowski

/s/ Daniel Karp	Director	March 17, 2022
Daniel Karp