Form 10-Q
period 2022-03-31
Cartesian Growth Corp
filed 2022-05-13
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 3
1
, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1
3
, 2022, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION
Form
10-Q
For the Quarter Ended March 31, 2022

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CARTESIAN GROWTH CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Cash	$109,240	$551,258
Prepaid Expenses	64,372	70,406

Total Current Assets	173,612	621,664
Cash and marketable securities held in Trust Account	345,171,114	345,031,308

Total Assets	$345,344,726	$345,652,972

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accounts payable and accrued expenses	$212,641	$182,120

Total Current Liabilities	212,641	182,120
Deferred underwriting fee	12,075,000	12,075,000
Warrant liabilities	12,833,955	23,093,608

Total Liabilities	25,121,596	35,350,728
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares, issued and outstanding, at redemption value at March 31, 2022 and December 31, 2021	345,151,304	345,031,308
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(24,929,037)	(34,729,927)

Total Shareholders’ Deficit	(24,928,174)	(34,729,064)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$345,344,726	$345,652,972

See accompanying notes to the unaudited condensed financial statements

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating costs	$478,573	$87,220

Loss from operations	(478,573)	(87,220)

Other income (expense)
Interest earned on cash and marketable securities held in Trust Account	119,996	7,153
Offering costs allocated to warrants	—	(849,993)
Excess of Private Warrants fair value over purchase price	—	(3,097,200)
Change in fair value of warrant liability	10,259,653	(874,300)
Unrealized gain – treasury bills	19,810	—

Total other income (expense)	10,399,459	(4,814,340)

Net income (loss)	$9,920,886	$(4,901,560)

Basic and diluted weighted average shares outstanding; Class A ordinary shares	34,500,000	12,650,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.23	$(0.24)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	7,912,500

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.23	$(0.24)

See accompanying notes to the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	8,625,000	$863	$—	$(34,729,927)	$(34,729,064)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(119,996)	(119,996)
Net income	—	—	—	9,920,886	9,920,886

Balance as of March 31, 2022	8,625,000	$863	$—	$(24,929,037)	$(24,928,174)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2020	7,187,500	$719	$24,137	$(7,948)	$16,908
Class B ordinary shares issued to Sponsor	1,437,500	144	—	—	144
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(24,137)	(33,680,583)	(33,704,720)
Net loss	—	—	—	(4,901,560)	(4,901,560)

Balance as of March 31, 2021	8,625,000	$863	$—	$(38,590,091)	$(38,589,228)

See accompanying notes to the unaudited condensed financial statements

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$9,920,886	$(4,901,560)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(119,996)	(7,153)
Offering costs allocated to warrants	—	849,993
Excess of Private Warrants fair value over purchase price	—	3,097,200
Change in fair value of warrant liability	(10,259,653)	874,300
Unrealized gain – treasury bills	(19,810)	—
Changes in operating assets and liabilities:
Prepaid expenses	6,034	(478,373)
Accounts payable and accrued expenses	30,521	(6,901)
Due to related party	—	3,392

Net cash used in operating activities	(442,018)	(569,102)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	—	338,100,000
Proceeds from sale of Private Warrants	—	8,900,000
Proceeds from issuance of promissory note to Sponsor	—	144,890
Payment on promissory issued to Sponsor	—	(144,890)
Payment of deferred offering costs	—	(535,060)

Net cash provided by financing activities	—	346,464,940

Net change in cash	(442,018)	895,838
Cash, beginning of period	551,258	—

Cash, end of the period	$109,240	$895,838

Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$345,000,000

Initial classification of warrant liability	$—	$27,004,700

Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,075,000

Remeasurement of Class A ordinary shares subject to possible redemption	$119,996	$—
See accompanying notes to the unaudited condensed financial statements

CARTESIAN GROWTH CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the IPO.
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
Proposed Business Combination
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
On February 11, 2022, the Company, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into Amendment No. 1 to the Business Combination Agreement (the “
Amendment
”), solely to (a) amend Section 12.01(b) of the Business Combination Agreement for the purpose of extending the Outside Date, as such term is used in the Business Combination Agreement, to July 29, 2022 and (b) amend the form of Registration Rights and Lock-up Agreement
attached as Exhibit F of the Business Combination Agreement for the purpose of providing that the
General Lock-up Period,
as such term is used in the Business Combination Agreement, will be (i) for an amount equal to forty percent (40%) of the Lock-up Shares,
as such term is used in the Business Combination Agreement, one year from the closing of the Business Combination (the “
Closing
”), (ii) for an amount equal to thirty percent (30%) of
the Lock-up Shares,
two years from the Closing and (iii) for an amount equal to thirty percent (30%) of the Lock-up Shares,
three years from the Closing.

Registration Statement on Form
S-4
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
and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close in the third quarter of 2022.
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Going Concern Consideration
As of March 31, 2022, the Company had $109,240 in its operating bank account, and a working capital deficit of $39,029.
The Company is within 12 months of its mandatory liquidation date of February 26, 2023 as of the date of this Quarterly Report on Form
10-Q.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company anticipates the consummation of the Business Combination in the third quarter of 2022 alleviating the concern about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 26, 2023.
Although the Company believes that the previously discussed proposed Business Combination will occur, the Company’s liquidation requirement discussed in the preceding paragraph raises substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if the Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q and
Article 10 of
Regulation S-X of
the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 18, 2022.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $109,240 and $551,258 as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Cash and Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Warrant Liabilities
The Company evaluated the Warrants (which are discussed in Note 3, Note 4 and Note 9), in accordance with ASC
815-40
and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC
815-40,
the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (the date of the IPO) and at each reporting date in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC
340-10-S99-1. Offering
costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the IPO.

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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the ordinary shares subject to redemption reflected on the balance sheets are reconciled in the following table:

	March 31, 2022	December 31, 2021
Gross Proceeds	$345,000,000	$345,000,000
Less:
Proceeds allocated to public warrants	(15,007,500)	(15,007,500)
Class A ordinary shares issuance costs	(18,671,929)	(18,671,929)
Plus:
Remeasurement of carrying value to redemption value	33,679,429	33,679,429
Interest earned on Trust	151,304	31,308

Class A ordinary shares subject to possible redemption	$345,151,304	$345,031,308
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 Warrants sold in the IPO and the 8,900,000 Private Warrants sold in the private placement, in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The Company’s statements of operations applies the
two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
Reconciliation of Net Income (Loss) per Share
The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of ordinary shares. The allocable net income (loss) is calculated by multiplying net income (loss) by the ratio of weighted average number of shares outstanding attributable to Class A ordinary shares and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Remeasurement of the carrying value of Class A ordinary shares to redemption value is excluded from net income (loss) per ordinary share because the redemption value approximates fair value.
Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Class A Ordinary Shares
Numerator: Net income (loss) allocable to Class A ordinary shares
Net loss	$9,920,886	$(4,901,560)
Less: Allocation of income (loss) to Class B ordinary shares	1,984,177	(1,886,132)

Proportionate share of net income (loss)	$7,936,709	$(3,015,428)

Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	34,500,000	12,650,000

Basic and diluted net income (loss) per share	$0.23	$(0.24)

Class B Ordinary Shares
Numerator: Net income (loss) allocable to Class B ordinary shares
Net loss	$9,920,886	$(4,901,560)
Less: Allocation of net income (loss) to Class A ordinary shares	7,936,709	(3,015,428)

Proportionate share of net income (loss)	$1,984,177	$(1,886,132)

Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	8,625,000	7,912,500

Basic and diluted net income (loss) per share	$0.23	$(0.24)

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
Recent Accounting Pronouncements
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
Promissory Note
On December 31, 2020, the Sponsor issued to the Company an unsecured promissory note to borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing,
unsecured and were due at the earlier of June 30, 2021 or the closing of the IPO. As of February 26, 2021, the Company had borrowings of $144,890 under the promissory note, and on February 26, 2021, repaid the $144,890 from the proceeds of the IPO. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note.
Working Capital Loans
In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Sponsor, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds from time to time as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under Working Capital Loans.
Administrative Service Fee
The Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $30,000 and $20,000 in such fees, respectively.
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
Note 7 — Class A Ordinary Shares Subject to Possible Redemption
Class A Ordinary Shares
— The Company is authorized
to issue up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At each of March 31, 2022 and December 31, 2021 there were 34,500,000 issued and outstanding. Of the issued and outstanding Class A ordinary shares,
34,500,000
shares are subject to possible redemption at March 31, 2022 and, therefore, classified outside of permanent equity. At March 31, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Note 8 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
— The
Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. On February 23, 2021, the Company effectuated a recapitalization resulting in the initial shareholders holding 8,625,000 Class B ordinary shares, including up to
1,125,000
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
Note
9
— Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,171,114	$345,171,114	$—	$—
Liabilities:
Public Warrants Liability	7,187,500	7,187,500	—	—
Private Warrants Liability	5,646,455	—	—	5,646,455

	$12,833,955	$7,187,500	$—	$5,646,455

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,031,308	$345,031,308	$—	$—
Liabilities:
Public Warrants Liability	12,765,000	12,765,000	—	—
Private Warrants Liability	10,328,609	—	—	10,328,609

	$23,093,609	$12,765,000	$—	$10,328,609

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.
The Company established the initial fair value of the Public Warrants and Private Warrants on February 26, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. As of March 31, 2022 and December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of March 31, 2022 and December 31, 2021 due to the use of unobservable inputs. For the period ending December 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. For the three months ended March 31, 2022, there were no transfers between Levels 1, 2 or 3.
The following table presents the changes Level 3 liabilities:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	27,004,700
Transfer of public warrants to Level 1	(15,007,500)
Change in fair value	(1,668,591)

Fair Value at December 31, 2021	10,328,609
Change in fair value	(4,682,154)

Fair Value at March 31, 2022	$5,646,455

The key inputs into the Monte Carlo simulation as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.30%
Expected term remaining (years)	5.39	5.49
Expected volatility	8.8%	17.5%
Stock price	$9.87	$9.88

Note 10 —  Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Quarterly Report on Form
10-Q
(this “Quarterly Report”) to “we,” “us” or the “Company” refer to Cartesian Growth Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to our sponsor, CGC Sponsor LLC, a Cayman Islands limited liability company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form
10-K
for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2022. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on December 18, 2020 as a Cayman Islands exempted company, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, or reorganization or engaging in any other similar business combination with one or more businesses or entities.
We may pursue our initial business combination in any business industry or sector, however, we have focused on seeking high-growth businesses with proven or potential transnational operations or outlooks in order to capitalize on the experience, reputation, and network of our management team. Furthermore, we seek target businesses where we believe we will have an opportunity to drive ongoing value creation after our initial business combination is completed, as our management team has done with multiple investments over a wide range of sectors, industries and geographical locations.
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
The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by our shareholders of the Business Combination Agreement, the effectiveness of a registration statement on Form
S-4
(File
No. 333-262644),
which was initially filed with the SEC on February 11, 2022, in connection with the Proposed Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close in the third quarter of 2022.
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

Pursuant to the PIPE Subscription Agreements, we agreed that, within 45 calendar days after the consummation of the Proposed Business Combination, we will file with the SEC a registration statement registering the resale of the PIPE Shares, and we will use our commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof; provided, however, that our obligations to include the shares held by a PIPE Investor in such registration statement will be contingent upon the respective PIPE Investor furnishing in writing to us such information regarding the PIPE Investor, the securities held by such PIPE Investor and the intended method of disposition of the shares, as will be reasonably requested by us to effect the registration of such shares, and will execute such documents in connection with such registration, as us may reasonably request that are customary of a selling shareholder in similar situations.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.
For the three months ended March 31, 2022, we had a net income of approximately $9.92 million, which included a loss from operations of $0.48 million, an interest earned on cash and marketable securities held in trust account of approximately $0.12 million, a gain from the change in fair value of warrant liabilities of $10.30 million, and an increase in unrealized gain on treasury bills of approximately $0.02 million.
For the three months ended March 31, 2021, we had a net loss of approximately $4.90 million, which included a loss from operations of $0.09 million, offering cost expense allocated to warrants of $0.85 million, an expense for the fair value in excess of cash received for private placement warrants of $3.10 million, a loss from the change in fair value of warrant liabilities of $0.87 million, and an interest earned on cash and marketable securities held in trust account of approximately $0.01 million.
Liquidity, Capital Resources and Going Concern Consideration
Until the consummation of the initial public offering, our only source of liquidity was an initial subscription of Class B ordinary shares, par value $0.0001 per share (the “founder shares”), by the sponsor for an aggregate subscription price of $25,000 and loans from the sponsor.
On February 26, 2021, we consummated the initial public offering of 34,500,000 units, at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 units, generating gross proceeds of $345,000,000. Simultaneously with the closing of the initial public offering, we consummated a private placement of an aggregate of 8,900,000 private placement warrants to the sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $8,900,000.
Following the initial public offering, including the full exercise of the over-allotment option and the private placement, a total of $345,000,000 was placed in the trust account. We incurred $19,540,060 in transaction costs, including $6,900,000 of underwriting commissions $12,075,000 of deferred underwriting commissions and $565,060 of other offering costs.
As of March 31, 2022, we had approximately $0.11 million in cash, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

As of March 31, 2022, we had marketable securities held in the trust account of $345,171,114 consisting of securities held in a money market fund that invests in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Through March 31, 2022, we did not withdraw any interest earned on the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete an initial business combination and to pay our expenses relating thereto, including $12,075,000 payable to Cantor Fitzgerald & Co. for deferred underwriting commissions upon consummation of our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $109,240 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds from time to time as may be required. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.
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
As of the date of this Quarterly Report, we are within 12 months of our mandatory liquidation date of February 26, 2023. In connection with our assessment of going concern considerations in accordance with ASU
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we anticipate the consummation of the Proposed Business Combination in the third quarter of 2022 alleviating the concern about our ability to continue as a going concern until the earlier of the consummation of an initial business combination or February 26, 2023, the date we are required to liquidate.
Although we believe that the Proposed Business Combination will occur, our liquidation requirement discussed in the preceding paragraph raises substantial doubt about our ability to continue as a going concern through one year from the date of these financial statements if the Proposed Business Combination is not consummated. Our unaudited condensed financial statements included elsewhere in this Quarterly Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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

The underwriters of the initial public offering are entitled to a deferred underwriting commission of $0.35 per unit, or $12,075,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred underwriting commission was placed in the trust account and will be released to the underwriters only upon the completion of our initial business combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that we do not complete an initial business combination.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.
Warrant Liabilities
We account for our public warrants and private placement warrants (collectively, the “warrants”, which are discussed in Note 3, Note 4 and Note 9 to the unaudited condensed financial statements included elsewhere in this Quarterly Report) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
815-40,
“Derivatives and Hedging, Contracts in Entity’s Own Equity” (ASC
“815-40”),
and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC
815-40,
the warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.
Offering Costs Associated with the Initial Public Offering
We comply with the requirements of FASB ASC
340-10-S99-1. Offering
costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the initial public offering.
Class A Ordinary Shares Subject to Possible Redemption
All of the 34,500,000 Class A ordinary shares sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 warrants sold in the initial public offering and the 8,900,000 private placement warrants sold in the private placement, in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

Our statements of operations apply the
two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per Class A ordinary share and Class B ordinary share is calculated by dividing net income (loss) attributable to us by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
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
and
15d-15(e) under
the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of Class A ordinary shares subject to possible redemption issued in February 2021 which, due to its impact on our unaudited condensed financial statements constitutes a material weakness in our internal control over financial reporting, related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
Other than as described above, during the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting (as defined in
Rules 13a-15(f)
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our 2021 Annual Report, except for the following amended and restated risk factor:
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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
Nos. 333-252784
and
333-253428).
The registration statements became effective on February 23, 2021.

On February 26, 2021, simultaneously with the consummation of the initial public offering, we consummated the private placement warrant of an aggregate of 8,900,000 private placement warrants to the sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $8,900,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the private placement warrant.
The private placement warrants are identical to the warrants included in the units sold in the initial public offering, except that if held by the initial purchasers or their permitted transferees, the underlying warrants (i) may be exercised on a cashless basis, at the holder’s option and (ii) are not subject to redemption. If the private placement warrants are held by holders other than the initial purchasers or their permitted transferees, then the warrants included in the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in the initial public offering. In addition, the private placement warrants (and the securities underlying the private placement warrants) are not transferable, assignable or salable until 30 days after the completion of the Company’s initial business combination, subject to certain limited exceptions.
We paid a total of $6,900,000 in underwriting commissions (excluding the deferred underwriting commissions) and $1,000,000 for other costs and expenses related to the initial public offering.
After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from the initial public offering, including the full exercise of the over-allotment option, and the private placement warrant was $346,000,000, of which $345,000,000 was placed in the trust account.
For a description of the use of the proceeds generated in the initial public offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit

2.1	Amendment No. 1 to Business Combination Agreement, dated as of February 11, 2022, by and among the Company, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2022 and incorporated by reference herein)

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated February 23, 2021 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description of Exhibit

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION

Date: May 13, 2022	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Gregory Armstrong
	Name:	Gregory Armstrong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)