Form 10-Q
period 2022-06-30
Cartesian Growth Corp
filed 2022-08-15
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
the Exchange Act).    Yes  ☒    No  ☐
As of August 15
, 2022, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CARTESIAN GROWTH CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Cash	$565,173	$551,258
Prepaid Expenses	36,434	70,406

Total Current Assets	601,607	621,664
Cash and marketable securities held in Trust Account	345,565,682	345,031,308

Total Assets	$346,167,289	$345,652,972

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accounts payable and accrued expenses	$311,908	$182,120

Total Current Liabilities	311,908	182,120

Convertible promissory note – related party	463,261	—
Deferred underwriting fee	12,075,000	12,075,000
Conversion option liability	5,998
Warrant liabilities	13,347,113	23,093,608

Total Liabilities	26,203,280	35,350,728
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares , issued and outstanding, at redemption values of approximately $10.02 and $10.00 at June 30, 2022 and December 31, 2021, respectively	345,565,682	345,031,308
Shareholders’ Deficit
Preference shares, $ 0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $ 0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $ 0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(25,602,536)	(34,729,927)

Total Shareholders’ Deficit	(25,601,673)	(34,729,064)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$346,167,289	$345,652,972

See the accompanying notes to the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
Operating costs	$171,272	$211,271	$649,845	$298,491

Loss from operations	(171,272)	(211,271)	(649,845)	(298,491)

Other (expense) income :
Interest earned on cash and marketable securities held in Trust Account	436,747	12,426	556,742	19,579
Interest expense – debt discount	(4,593)	—	(4,593)	—
Offering costs allocated to warrants	—	—	—	(849,993)
Excess of Private Warrants fair value over purchase price	—	—	—	(3,097,200)
Change in fair value of warrant liability	(513,158)	9,444,519	9,746,496	8,570,219
Unrealized gain – treasury bills	(42,178)	—	(22,368)	—
Change in fair value of conversion option liability	35,333	—	35,333	—

Total other (expense) income	(87,849)	9,456,945	10,311,610	4,642,605

Net (loss) income	$(259,121)	$9,245,674	$9,661,765	$4,344,114

Basic and diluted weighted average shares outstanding; Class A ordinary shares subject to possible redemption	34,500,000	34,500,000	34,500,000	23,635,359

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.01)	$0.21	$0.22	$0.14

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,270,718

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.01)	$0.21	$0.22	$0.14

See the accompanying notes to the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	8,625,000	$863	$—	$(34,729,927)	$(34,729,064)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(119,996)	(119,996)
Net income	—	—	—	9,920,886	9,920,886

Balance as of March 31, 2022	8,625,000	863	—	(24,929,037)	(24,928,174)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(414,378)	(414,378)
Net loss	—	—	—	(259,121)	(259,121)

Balance as of June 30, 2022	8,625,000	$863	$—	$(25,602,536)	$(25,601,673)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	7,187,500	$719	$24,137	$(7,948)	$16,908
Class B ordinary shares issued to Sponsor	1,437,500	144	—	—	144
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(24,137)	(33,680,583)	(33,704,720)
Net loss	—	—	—	(4,901,560)	(4,901,560)

Balance as of March 31, 2021	8,625,000	863	—	(38,590,091)	(38,589,228)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(12,426)	(12,426)
Net income	—	—	—	9,245,674	9,245,674

Balance as of June 30, 2021	8,625,000	$863	$—	$(29,356,843)	$(29,355,980)

See the accompanying notes to the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$9,661,765	$4,344,114
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(556,742)	(19,579)
Offering costs allocated to warrants	—	849,993
Excess of Private Warrants fair value over purchase price	—	3,097,200
Change in fair value of conversion option liability	(35,333)	—
Interest expense – debt discount	4,593	—
Change in fair value of warrant liability	(9,746,496)	(8,570,219)
Unrealized loss – treasury bills	22,368	—
Changes in operating assets and liabilities:
Prepaid expenses	33,972	(343,432)
Accounts payable and accrued expenses	129,788	13,371

Net cash used in operating activities	(486,085)	(628,552)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	—	338,100,000
Proceeds from sale of Private Warrants	—	8,900,000
Proceeds from issuance of promissory note to Sponsor	500,000	144,890
Payment on promissory issued to Sponsor	—	(144,890)
Payment of deferred offering costs	—	(540,060)

Net cash provided by financing activities	500,000	346,459,940

Net change in cash	13,915	831,388
Cash, beginning of period	551,258	—

Cash, end of the period	$565,173	$831,388

Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$345,000,000

Change in Class A ordinary shares subject to possible redemption	$—	$8,293,766

Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,075,000

Initial classification of warrant liability	$—	$27,004,700

Remeasurement of Class A ordinary shares subject to possible redemption	$534,374	$—

Discount on convertible promissory note	$41,331	$—

See the accompanying notes to the unaudited condensed financial statements.

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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the IPO.
The Company’s sponsor is CGC Sponsor LLC, a Cayman Islands limited liability Company (the “Sponsor”).
On February 26, 2021, the Company consummated the IPO, including the full exercise of the over-allotment option by the underwriters on February 23, 2021, of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares and warrants included in the Units, the “Class A ordinary shares” and “Public Warrants,” respectively), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is further discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third of
one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share. The registration statements on
Form S-1 (File
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
Transaction costs of the IPO amounted to $19,540,060, consisting of $6,900,000 of underwriting commission, $12,075,000 of deferred underwriting commission, and $565,060 of other offering costs.
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
Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of an initial Business Combination, (ii) the redemption of the Class A ordinary shares if the Company is unable to complete its initial Business Combination by February 26, 2023, subject to applicable law, and (iii) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Class A ordinary shares if it does not complete its initial Business Combination by February 26, 2023 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination
activity.
The Company will provide the holders of its outstanding Class A ordinary shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The public shareholders will be entitled to redeem their shares at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination,

including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any, divided by the number of then outstanding Class A ordinary shares. The amount in the Trust Account is initially anticipated to be
 $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.
The Company will have until February 26, 2023 to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination by February 26, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Class A ordinary shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Class A ordinary shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
The Company’s initial shareholders, officers and directors have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares, par value of $0.0001 per share (the “founder shares”) (as described in Note 3) and any Class A ordinary shares purchased during or after the IPO, in connection with the completion of the initial Business Combination, (ii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination by February 26, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any Class A ordinary shares they acquired during or after the IPO if the Company fails to complete the initial Business Combination within the prescribed time frame, and (iii) vote any founder shares held by them and any Class A ordinary shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account.
This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company has not asked the Sponsor to reserve for such indemnification obligations. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete the initial Business Combination, and the public shareholders would receive such lesser amount per share in connection with any redemption of the Class A ordinary shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
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

On February 11, 2022, the Company, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into Amendment No. 1 to the Business Combination Agreement, solely to (a) amend Section 12.01(b) of the Business Combination Agreement for the purpose of extending the Outside Date, as such term is used in the Business Combination Agreement, to July 29, 2022 and (b) amend the form of Registration
Rights and Lock-up Agreement attached
as Exhibit F of the Business Combination Agreement for the purpose of providing that the General Lock-up Period, as
such term is used in the Business Combination Agreement, will be (i) for an amount equal to forty percent (40%)
of the Lock-up Shares, as
such term is used in the Business Combination Agreement, one year from the closing of the Business Combination (the “Closing”), (ii) for an amount equal to thirty percent (30%)
of the Lock-up Shares, two
years from the Closing and (iii) for an amount equal to thirty percent (30%)
of the Lock-up Shares, three
years from the Closing.
On May 13, 2022, CGC, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into Amendment No. 2 to the Business Combination Agreement, solely to amend the definitions of “Alvarium Closing Cash Adjustment,” “Available Cash,” “Companies Equity Value,” “CFO Expenses,” “Excess Transaction Expenses,” “SHP Discretionary Banking Fee,” “TIG Entities Closing Cash Adjustment,” “Transaction Expenses” and “TWMH Closing Cash Adjustment,” and to amend a certain schedule of each of the Alvarium Disclosure Schedule, the TIG Disclosure Schedule and the TWMH Disclosure Schedule.
Registration Statement on
Form S-4
The Company

filed a registration statement on
Form S-4 (File No. 333-262644) (the
“Form S-4”) with
the SEC on February 11, 2022, in connection with the Business Combination Agreement. The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by the Company’s shareholders of the Business Combination Agreement, the effectiveness of the
Form S-4, and
other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close in the third quarter of 2022. The Company filed amendments to the Form
S-4
with the SEC on May 13, 2022, June 27, 2022, July 25, 2022 and August 8, 2022.
Risks and Uncertainties
Management continues
 to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the
COVID-19
pandemic could have a negative effect on the Company’s financial position, results of operations and/or its ability to consummate an initial Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The

military conflict commenced in
February 2022
by the Russian Federation in Ukraine has created and is expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect the Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination. In addition, the Company’s ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the global economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Going Concern Consideration
As
 of June 30, 2022, the Company had $565,173 in its operating bank account and working capital of $289,699.

As
of the date of this Quarterly Report on
Form 10-Q,
the Company is within 12 months of its mandatory liquidation date of February 26, 2023. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update
(“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company anticipates the consummation of the Business Combination in the third quarter of 2022 alleviating the concern about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination and February 26, 2023, the date the Company is required to liquidate.
Although
 the Company believes that the previously discussed proposed Business Combination will occur, the Company’s liquidation requirement discussed in the preceding paragraph and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date these unaudited condensed financial statements were issued if the Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Significant Accounting Policies
Basis of Presentation
The
 accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article
10
of Regulation S-X of the
SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K filed
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
Further
, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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

Cash and Cash Equivalents
The

Company
considers all short-term investments with an original maturity of three
months or less when purchased to be cash equivalents. The Company had cash of $
565,173
 and $
551,258
 as of June
30
,
2022
and December
31
,
2021
, respectively. The Company did not have any cash equivalents as of June
30
,
2022
and December
31
,
2021
.
Concentration of Credit Risk
Financial
 instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Cash and Marketable Securities Held in Trust Account
At
 June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Convertible Debt
The
Company accounts for promissory notes that feature conversion options in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. These criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.
Warrant Liabilities
The
Company evaluates the Warrants (which are discussed in Note 3, Note 4 and Note 9), in accordance with FASB ASC
Topic 815-40, “Derivatives
and Hedging, Contracts in Entity’s Own Equity”
(“ASC 815-40”)
and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in
ASC 815-40, the
Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statements of operations in the period of change.
Offering Costs Associated with the Initial Public Offering
The
Company complies with the requirements of the FASB
ASC 340-10-S99-1. Offering costs
consisted of legal fees, accounting fees, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses
in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the IPO.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. All of the 34,500,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
As
of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(15,007,500)
Class A ordinary shares issuance costs	(18,671,929)
Plus:
Remeasurement of carrying value to redemption value	33,679,429
Interest earned on Trust Account	31,308

Class A ordinary shares subject to possible redemption at December 31, 2021	$345,031,308
Interest earned on Trust Account	534,374

Class A ordinary shares subject to possible redemption at June 30, 2022	$345,565,682

Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both (i) the expected impact of differences between the financial statement and tax basis of assets and liabilities and (ii) for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Additionally, ASC 740 requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Net (Loss) Income Per Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the
20,400,000
 Class A ordinary shares underlying the
11,500,000
 Warrants and the
8,900,000
 Private

Warrants, in the calculation of diluted net (loss) income per share, since the exercise of the Warrants is contingent upon the
occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period presented.
The Company’s condensed statements of operations applies
the two-class method
in calculating net (loss) income per share. Basic and diluted net (loss) income per Class A ordinary share and Class B ordinary share is calculated by dividing net (loss) income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
Reconciliation of Net (Loss) Income per Share
The Company’s net (loss) income is adjusted for the portion of net (loss) income that is allocable to each class of shares. The allocable net (loss) income is calculated by multiplying net (loss) income by the ratio of weighted average number of shares outstanding attributable to Class A ordinary shares and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Remeasurement of the carrying value of Class A ordinary shares to redemption value is excluded from net (loss) income per ordinary share because the redemption value approximates fair value.
Accordingly, basic and diluted (loss) income per ordinary share is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Class A ordinary shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares subject to possible redemption
Net (loss) income	$(259,121)	$9,245,674	$9,661,765	$4,344,114
Less: Allocation of (loss) income to Class B ordinary shares	(51,824)	1,849,135	1,932,353	1,126,085

Proportionate share of net (loss) income	$(207,297)	$7,396,539	$7,729,412	$3,218,029

Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	34,500,000	34,500,000	34,500,000	23,635,359

Basic and diluted net (loss) income per share	$(0.01)	$0.21	$0.22	$0.14

Class B ordinary shares
Numerator: Net (loss) income allocable to Class B ordinary shares
Net (loss) income	$(259,121)	$9,245,674	$9,661,765	$4,344,114
Less: Allocation of net (loss) income to Class A ordinary shares subject to possible redemption	(207,297)	7,396,539	7,729,412	3,218,029

Proportionate share of net (loss) income	$(51,824)	$1,849,135	$1,932,353	$1,126,085

Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	8,625,000	8,625,000	8,625,000	8,270,718

Basic and diluted net (loss) income per share	$(0.01)	$0.21	$0.22	$0.14

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
Recent Accounting Pronouncements
The

Company’s management does not believe that
any o
ther recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note 3 — Initial Public Offering
Public Units
On
February 26, 2021, upon the consummation of the IPO, the Company sold 34,500,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-third of
one redeemable Warrant to purchase one Class A ordinary share.
Public Warrants
Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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
Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder;

•
if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations. and recapitalizations), for any 20 trading days within a 30-trading day period
ending on the third business day prior to the notice of redemption to the Warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying the Warrants.
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,900,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $8,900,000, in a private placement. A portion of the proceeds from the sale of the Private Warrants was added to the proceeds from the IPO held in the Trust Account.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
The initial shareholders, officers, directors and independent directors have agreed to waive their redemption rights with respect to any Class A ordinary shares they may acquire during or after the IPO, in connection with the completion of the initial Business Combination. If the Company does not complete the initial Business Combination within the applicable time period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Class A ordinary shares.
Note 5 — Related Party Transactions
Founder Shares
On

December
31
,
2020
, the Company issued an aggregate of
7,187,500
 founder shares to the Sponsor for an aggregate purchase price of $
25,000
, or approximately $
0.003
 per share, in cash. In
February 2021
, the Sponsor transferred an aggregate of
75,000
 founder shares to its independent directors. On February
23
,
2021
, the Company effectuated a recapitalization, and as a result, the initial shareholders held
8,625,000
 founder shares, including up to
1,125,000
 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ full exercise of their over-allotment option on February
26
,
2021
,
none
of the Class B ordinary shares are subject to forfeiture any longer.

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, capital stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note
On

December
31
,
2020
, the Sponsor issued to the Company an unsecured promissory note to borrow up to $
250,000
 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured
and were due at the earlier of June
30
,
2021
or the closing of the IPO. As of February
26
,
2021
, the Company had borrowings of $
144,890
 under the promissory note, and on February
26
,
2021
, repaid the $
144,890
 from the proceeds of the IPO.
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
On
May 25, 2022, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $500,000 to the Sponsor, which was funded in its entirety by the Sponsor upon execution of the Working Capital Note. The Working Capital Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). In the event the Company consummates its initial Business Combination, the Sponsor has the option, on the Maturity Date, to convert all or any portion of the principal outstanding under the Working Capital Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Working Capital Note being converted, divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Warrants, including the transfer restrictions applicable thereto. The Working Capital Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. The issuance of the Working Capital Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
As

of June 30, 2022 and December 31, 2021, the Company had $
463,261
and $
0
borrowings under the Working Capital Note, net of debt discount of $
36,739
and $
0
, respectively.
Administrative Service Fee
The
Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in such fees, respectively, of which $10,000 are included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2022. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 in such fees, respectively.
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
The underwriters of the IPO are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $12,075,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred underwriting commission was placed in the Trust Account and will be released to the underwriters only upon the completion of a Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that the Company does not complete a Business Combination.
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

Financial Advisor Engagements and Resignations
On
September 19, 2021, the Company engaged BofA Securities, Inc. (“BofA”) as its financial (M&A) advisor in connection with the Business Combination. Pursuant to this engagement, the Company agreed to pay to BofA an advisory fee of $3,000,000, contingent and payable upon the closing of a Business Combination. On May 13, 2022, BofA resigned from its role as financial (M&A) advisor to the Company and waived any fees to which it was entitled pursuant to its engagement, and BofA and the Company mutually terminated the engagement letter entered into in connection therewith.
On
September 19, 2021, the Company engaged BofA as its capital markets advisor in connection with the Business Combination. Pursuant to this engagement, the Company will pay no additional compensation to BofA. On May 13, 2022, BofA resigned from its role as capital markets advisor to the Company for which it was not entitled to any fee, and BofA and the Company mutually terminated the engagement letter entered into in connection therewith.
Note 7 — Class A Ordinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares
— The Company is authorized to issue up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At each of June 30, 2022 and December 31, 2021 there were 34,500,000 issued and outstanding. Of the 34,500,000 issued and outstanding Class A ordinary shares, 34,500,000 shares are subject to possible redemption at June 30, 2022 and December 31, 2021 and, therefore, classified outside of permanent equity. At June 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Note 8 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. On February 23, 2021, the Company effectuated a recapitalization resulting in the initial shareholders holding 8,625,000 Class B ordinary shares, including up to 1,125,000 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ full exercise of their over-allotment option on February 26, 2021, none of the Class B ordinary shares are subject to forfeiture any longer.
Prior
to an initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment of directors and may remove a member of the Company’s board of directors for any reason prior to the consummation of an initial Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands, as amended from time to time, or applicable share exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.
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
30
,
2022
and December
31
,
2021
, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,565,682	$345,565,682	$—	$—

Liabilities:
Public Warrants Liability	$7,475,000	$7,475,000	$—	$—
Private Warrants Liability	5,872,113	—	—	5,872,113
Convertible option liability	5,998	—	—	5,998

	$13,353,111	$7,475,000	$—	$5,878,111

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,031,308	$345,031,308	$—	$—

Liabilities:
Public Warrants Liability	$12,765,000	$12,765,000	$—	$—
Private Warrants Liability	10,328,609	—	—	10,328,609

	$23,093,609	$12,765,000	$—	$10,328,609

The
Warrants are accounted for as liabilities in accordance with
ASC 815-40 and
are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The
Company established the initial fair value of the Public Warrants and Private Warrants on February 26, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. As of June 30, 2022 and December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2022 and December 31, 2021 due to the use of unobservable inputs. For the period ended December 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to the use of the observed trading price of the separated Public Warrants. For the three and six months ended June 30, 2022, there were no transfers between Levels 1, 2 or 3.
The
following table presents the changes Level 3 liabilities for the six months ended June 30, 2022:

Fair Value at January 1, 2022	$10,328,609
Change in fair value	(4,682,154)

Fair Value at March 31, 2022	5,646,455
Change in fair value	225,658

Fair Value at June 30, 2022	$5,872,113

The
following table presents the changes Level 3 liabilities for the year ended December 31, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of Public Warrants and Private Warrants	27,004,700
Transfer of Public Warrants to Level 1	(15,007,500)
Change in fair value	(1,668,591)

Fair Value at December 31, 2021	$10,328,609

The
key inputs into the Monte Carlo simulation model as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 202 2	December 31, 2021
Risk-free interest rate	3.01%	1.30%
Expected term remaining (years)	5.20	5.49
Expected volatility	8.1%	17.5%
Trading stock price	$9.83	$9.88
The
Company utilizes a Monte Carlo simulation model to estimate the fair value of the conversion feature of the Working Capital Note, which is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature of the Working Capital Note are recognized as non-cash gains or losses in the condensed statements of operations.
The
key assumptions in the Monte Carlo simulation model relate to the expected trading share-price volatility of the Class A ordinary shares, risk-free interest rate, strike price – warrants and debt conversion, expected term of the warrants and the probability of consummation of a Business Combination. The expected trading share-price volatility of the Class A ordinary shares is based on the average trading share price volatility of shares of special purpose acquisition companies (SPACs) that are searching for a target to consummate a business combination. The risk-free interest rate is based on interpolation of U.S. Treasury yields with a term commensurate with the term of the warrants. The Company anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be the timing and likelihood of consummating a Business Combination.
The
estimated fair value of the conversion feature of the Working Capital Note as of issuance and for the period ended June 30, 2022 are $41,331 and $5,998, respectively.
The following are the primary assumptions used for the valuation of the conversion feature of the Working Capital Note:

	May 25, 2022	June 30, 2022
Warrant Valuation Terms
Risk-free interest rate	2.72%	3.01%
Expected term remaining (years)	5.32	5.22
Expected volatility	10.9%	8.1%
Trading share price	$9.77	$9.83

	May 25, 2022	June 30, 2022
Compound Option Terms
Strike price – debt conversion	$1.00	$1.00
Strike price – warrants	$11.50	$11.50
Term – debt conversion	0.32	0.22
Term – warrant conversion	5.32	5.22
Probability of consummation of a Business Combination	90%	90%
Probability of consummation of a Business Combination – Target Date 8/31/2022	90%	90%
Probability of consummation of a Business Combination – Target Date 2/28/2023	10%	10%

The

following table presents the changes in the fair value of the Level 3 conversion option:

Fair value at May 25, 2022 (date of issuance)	$41,331
Change in fair value	(35,333)
Fair value at June 30, 2022	5,998
There

were
no
transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended June 30, 2022 for the conversion feature of the Working Capital Note.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on
Form 10-K for
the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2022. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
On February 11, 2022, we, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into Amendment No. 1 to the Business Combination Agreement, solely to (a) amend Section 12.01(b) of the Business Combination Agreement for the purpose of extending the Outside Date, as such term is used in the Business Combination Agreement, to July 29, 2022 and (b) amend the form of Registration
Rights and Lock-up Agreement attached
as Exhibit F of the Business Combination Agreement for the purpose of providing that the General Lock-up Period, as
such term is used in the Business Combination Agreement, will be (i) for an amount equal to forty percent (40%)
of the Lock-up Shares, as
such term is used in the Business Combination Agreement, one year from the closing of the Business Combination (the “Closing”), (ii) for an amount equal to thirty percent (30%)
of the Lock-up Shares, two
years from the Closing and (iii) for an amount equal to thirty percent (30%)
of the Lock-up Shares, three
years from the Closing.
On May 13, 2022, we, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into Amendment No. 2 to the Business Combination Agreement, solely to amend the definitions of “Alvarium Closing Cash Adjustment,” “Available Cash,” “Companies Equity Value,” “CFO Expenses,” “Excess Transaction Expenses,” “SHP Discretionary Banking Fee,” “TIG Entities Closing Cash Adjustment,” “Transaction Expenses” and “TWMH Closing Cash Adjustment,” and to amend a certain schedule of each of the Alvarium Disclosure Schedule, the TIG Disclosure Schedule and the TWMH Disclosure Schedule.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for our initial public offering (described below) and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generate non-operating income
in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2022, we had a net loss of $259,121, which included a loss from operations of $171,272, interest expense on debt discount of $4,593, a change in fair value of warrant liabilities of $513,158 and unrealized loss on treasury bills of $42,178, offset by an interest earned on cash and marketable securities held in trust account of $436,747 and a change in fair value of conversion option liability of $35,333.
For the six months ended June 30, 2022, we had a net income of $9,661,765, which included an interest earned on cash and marketable securities held in trust account of $556,742, a change in fair value of warrant liabilities of $9,746,496 and a change in fair value of conversion option liability of $35,333, offset by a loss from operations of $649,845, interest expense on debt discount of $4,593 and unrealized loss on treasury bills of $22,368.
For the three months ended June 30, 2021, we had a net income of $9,245,674, which included a change in fair value of warrant liabilities of $9,444,519 and interest earned on cash and marketable securities held in Trust Account of $12,426, offset by a loss from operations of $211,271.
For the six months ended June 30, 2021, we had a net income of $4,344,114, which included a change in fair value of warrant liabilities of $8,570,219 and interest earned on cash and marketable securities held in Trust Account of $19,579, offset by a loss from operations of $298,491, offering costs allocated to warrants of $849,993 and an expense for the fair value in excess of cash received for Private Warrants of $3,097,200.
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
As of June 30, 2022, we had marketable securities held in the trust account of $345,565,682 consisting of securities held in a money market fund that invests in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act that invest only in direct U.S. government treasury obligations. Through June 30, 2022, we did not withdraw any interest earned on the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete an initial business combination and to pay our expenses relating thereto, including $12,075,000 payable to Cantor Fitzgerald & Co. for deferred underwriting commissions upon consummation of our initial business combination. We may withdraw interest to pay taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $565,173 held outside the trust account available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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
Although we believe that the Proposed Business Combination will occur, our liquidation requirement discussed in the preceding paragraph raises substantial doubt about our ability to continue as a going concern through one year from the date these unaudited condensed financial statements were issued if the Proposed Business Combination is not consummated. Our unaudited condensed financial statements included elsewhere in this Quarterly Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.
Off-Balance Sheet
Arrangements
We did not have
any off-balance sheet
arrangements as of June 30, 2022 and December 31, 2021.
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

Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.
Warrant Liabilities
We account for Warrants (which are discussed in Note 3, Note 4 and Note 9 to the unaudited condensed financial statements included elsewhere in this Quarterly Report) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)
Topic 815-40, “Derivatives
and Hedging, Contracts in Entity’s Own Equity”
(ASC “815-40”), and
concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in
ASC 815-40, the
warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statements of operations in the period of change.
Offering Costs Associated with the Initial Public Offering
We comply with the requirements of FASB
ASC 340-10-S99-1. Offering costs
consisted of legal fees, accounting fees, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses
in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the initial public offering.
Class A Ordinary Shares Subject to Possible Redemption
All of the 34,500,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net (Loss) Income Per Ordinary Share
We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share,” pursuant to which net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 warrants sold in the initial public offering and the 8,900,000 private placement warrants sold in the private placement, in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period presented.

Our condensed statements of operations apply
the two-class method
in calculating net (loss) income per share. Basic and diluted net (loss) income per Class A ordinary share and Class B ordinary share is calculated by dividing net (loss) income attributable to us by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
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
under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of Class A ordinary shares subject to possible redemption issued in February 2021 which, due to its impact on our unaudited condensed financial statements constitutes a material weakness in our internal control over financial reporting, related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
Other than as described above, during the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under
the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on
Form 10-Q are
any of the risks described in our Annual Report on
Form 10-K for
the year ended December 31, 2021 filed with the SEC on March 18, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on
Form 10-Q, there
have been no material changes to the risk factors disclosed in our Annual Report, except for the following:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On December 31, 2020, we issued 7,187,500 Class B ordinary shares (the “founder shares”) to the sponsor for a total subscription price of $25,000, or approximately $0.003 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In February 2021, the sponsor transferred an aggregate of 75,000 founder shares to our independent directors. On February 23, 2021, we effected a recapitalization of 1,437,500 Class B ordinary shares, resulting in there being an aggregate of 8,625,000 founder shares issued and outstanding. No underwriting discounts or commissions were paid with respect to such issuances. On February 23, 2021, the underwriters exercised in full their over-allotment option in the initial public offering. Accordingly, none of the founder shares were forfeited, resulting in an aggregate of 8,625,000 founder shares issued and outstanding.
As previously reported on a Current Report on Form
8-K,
on February 26, 2021, simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 8,900,000 private placement warrants to the sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $8,900,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the sale of the private placement warrants.
A total of $345,000,000 (or $10.00 per Unit) of the net offering proceeds of the initial public offering and the sale of the private placement warrants was placed in a trust account established for the benefit of the Company’s public shareholders, with Continental Stock Transfer & Trust Company acting as trustee.

On May 25, 2022, we issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $500,000 to the sponsor, which was funded in its entirety by the sponsor upon execution of the Working Capital Note. The Working Capital Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which we consummate an initial Business Combination and (ii) the date that our winding up is effective (such earlier date, the “Maturity Date”). In the event we consummate an initial Business Combination, the sponsor has the option, on the Maturity Date, to convert all or any portion of the principal outstanding under the Working Capital Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Working Capital Note being converted, divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants, including the transfer restrictions applicable thereto. The Working Capital Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. The issuance of the Working Capital Note was approved by the board of directors and the audit committee on May 25, 2022 and was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of June 30, 2022 and December 31, 2021, the Company had $463,261 and $0 borrowings under the Working Capital Note, net of debt discount of $36,739 and $0, respectively.
For a description of the use of the proceeds generated in the initial public offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit
2.1	Amendment No. 2 to Business Combination Agreement, dated as of May 13, 2022, by and among the Company, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2022 and incorporated by reference herein)

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated February 23, 2021 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021 and incorporated by reference herein)

10.1	Promissory Note issued in favor of CGC Sponsor LLC, dated May 25, 2022 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2022 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION

Date: August 15, 2022	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Gregory Armstrong
	Name:	Gregory Armstrong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)