Form 10-Q
period 2022-09-30
Cartesian Growth Corp
filed 2022-11-04
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 4,
2022, there were
34,500,000
Class A ordinary shares, par value $0.0001 per share and
8,625,000
Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CARTESIAN GROWTH CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Cash	$463,990	$551,258
Prepaid Expenses	19,039	70,406

Total Current Assets	483,029	621,664
Cash and marketable securities held in Trust Account	347,105,214	345,031,308

Total Assets	$347,588,243	$345,652,972

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accounts payable and accrued expenses	$491,688	$182,120

Total Current Liabilities	491,688	182,120

Convertible promissory note – related party	477,038	—
Deferred underwriting fee	12,075,000	12,075,000
Warrant liabilities	6,365,078	23,093,608

Total Liabilities	19,408,804	35,350,728
Commitments and Contingencies (Note 6)
Redeemable Ordinary Shares
Class A ordinary shares subject to possible redemption, 34,500,000 shares, issued and outstanding, at redemption values of approximately $10.06 and $10.00 at September 30, 2022 and December 31, 2021, respectively	347,105,214	345,031,308
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,926,638)	(34,729,927)

Total Shareholders’ Deficit	(18,925,775)	(34,729,064)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$347,588,243	$345,652,972

See the accompanying notes to the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs	$298,358	$239,380	$948,203	$537,871

Loss from operations	(298,358)	(239,380)	(948,203)	(537,871)

Other income (expense) :
Interest earned on cash and marketable securities held in Trust Account	1,539,531	4,440	2,096,274	24,019
Interest expense – debt discount	(13,776)	—	(18,369)	—
Offering costs allocated to warrants	—	—	—	(849,993)
Excess of Private Warrants fair value over purchase price	—	—	—	(3,097,200)
Change in fair value of warrant liability	6,982,035	(5,628,806)	16,728,530	2,941,413
Unrealized loss – treasury bills	—	—	(22,368)	—
Change in fair value of conversion option liability	5,998	—	41,331	—

Total other income (expense)	8,513,788	(5,624,366)	18,825,398	(981,761)

Net income (loss)	$8,215,430	$(5,863,746)	$17,877,195	$(1,519,632)

Basic and diluted weighted average shares outstanding; Class A ordinary shares subject to possible redemption	34,500,000	34,500,000	34,500,000	27,296,703

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.19	$(0.14)	$0.41	$(0.04)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,390,110

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.19	$(0.14)	$0.41	$(0.04)

See the accompanying notes to the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	8,625,000	$863	$—	$(34,729,927)	$(34,729,064)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(119,996)	(119,996)
Net income	—	—	—	9,920,886	9,920,886

Balance as of March 31, 2022	8,625,000	863	—	(24,929,037)	(24,928,174)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(414,378)	(414,378)
Net loss	—	—	—	(259,121)	(259,121)

Balance as of June 30, 2022	8,625,000	863	—	(25,602,536)	(25,601,673)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,539,532)	(1,539,532)
Net income	—	—	—	8,215,430	8,215,430

Balance as of September 30, 2022	8,625,000	$863	$—	$(18,926,638)	$(18,925,775)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(7,948)	$17,052
Sale of 34,500,000 Units, net of underwriting commissions and offering expenses	34,500,000	3,450	—	—	326,306,483	—	326,309,933
Sale of 8,900,000 Private Warrants	—	—	—	—	8,900,000	—	8,900,000
Initial classification of warrant liability	—	—	—	—	(23,907,500)	—	(23,907,500)
Net loss	—	—	—	—	—	(4,901,560)	(4,901,560)
Remeasurement of Class A ordinary shares possible subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,323,120)	(33,680,583)	(335,773,905)

Balance as of March 31, 2021	—	—	8,625,000	863	—	(38,590,091)	(38,589,228)
Net income	—	—	—	—	—	9,245,674	9,245,674
Remeasurement of Class A ordinary shares possible subject to possible redemption	—	—	—	—	—	(12,426)	(12,426)

Balance as of June 30, 2021	—	—	8,625,000	863	—	(29,356,843)	(29,355,980)
Net loss	—	—	—	—	—	(5,863,746)	(5,863,746)
Remeasurement of Class A ordinary shares possible subject to possible redemption	—	—	—	—	—	(4,440)	(4,440)

Balance as of September 30, 2021	—	$—	8,625,000	$863	$—	$(35,225,029)	$(35,224,166)

See the accompanying notes to the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$17,877,195	$(1,519,632)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,096,274)	(24,019)
Interest expense – debt discount	18,369	—
Offering costs allocated to warrants	—	849,993
Excess of Private Warrants fair value over purchase price	—	3,097,200
Change in fair value of warrant liability	(16,728,530)	(2,941,413)
Unrealized loss – treasury bills	22,368	—
Change in fair value of conversion option liability	(41,331)	—
Changes in operating assets and liabilities:
Prepaid expenses	51,367	(198,465)
Accounts payable and accrued expenses	309,568	(7,830)

Net cash used in operating activities	(587,268)	(744,166)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	—	338,100,000
Proceeds from sale of Private Warrants	—	8,900,000
Proceeds from issuance of promissory note to Sponsor	500,000	144,890
Payment on promissory issued to Sponsor	—	(144,890)
Payment of deferred offering costs	—	(540,060)

Net cash provided by financing activities	500,000	346,459,940

Net change in cash	(87,268)	715,774
Cash, beginning of period	551,258	—

Cash, end of the period	$463,990	$715,774

Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$345,000,000

Remeasurement of Class A ordinary shares subject to possible redemption	$2,073,906	$24,019

Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,075,000

Initial classification of warrant liability	$—	$27,004,700

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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the IPO.
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
On August 8, 2022, CGC, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into Amendment No. 3 to the Business Combination Agreement, solely to (a) amend Section 3.07(a) of the Business Combination Agreement for the purpose of providing that 2,100,000 shares of the Alvarium Shareholders
Earn-Out
Consideration (as defined in the Business Combination Agreement) shall be issued at Closing and (b) amend Section 1.01 of the Business Combination Agreement to exclude from the definition of “Indebtedness” contained therein liabilities incurred or assumed by Alvarium (or the applicable subsidiary of Alvarium) in connection with the acquisition by Amalfi Bidco Limited of Prestbury Investment Partners Limited dated July 11, 2022.
Registration Statement on
Form S-4
The Company filed a registration statement on
Form S-4 (File No. 333-262644) (the
“Form S-4”) with
the SEC on February 11, 2022, in connection with the Business Combination Agreement. The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by the Company’s shareholders of the Business Combination Agreement, the effectiveness of the
Form S-4, and
other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close materially before the Company’s mandatory liquidation date. The Company filed amendments to the Form
S-4
with the SEC on May 13, 2022, June 27, 2022, July 25, 2022 and August 8, 2022. On October 17, 2022, the SEC declared effective the Form
S-4
and the Company commenced mailing the definitive proxy statement/prospectus relating to the Company’s extraordinary general meeting to be held on November 17, 2022 in connection with the Business Combination.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because the combined company will be a Delaware corporation and the Company’s securities are expected to trade on Nasdaq following the Business Combination, the Company will be a “covered corporation” within the meaning of the Inflation Reduction Act following the Business Combination. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of its Class A ordinary shares after December 31, 2022, including redemptions in connection with the Business Combination, unless an exemption is available.

While the parties anticipate that the Business Combination and any related redemption of its Class A ordinary shares will occur before December 31, 2022, there can be no assurance that the Closing will not be delayed. Issuances of securities in connection with the Business Combination are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with the Company less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.
Liquidity and Going Concern Consideration
As of September 30, 2022, the Company had $463,990 in its operating bank account and working capital deficit of $8,659.
As of the date of this Quarterly Report on
Form 10-Q,
the Company is within 12 months of its mandatory liquidation date of February 26, 2023. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update
(“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company anticipates the consummation of the Business Combination materially before the Company’s mandatory liquidation date, alleviating the concern about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination and February 26, 2023, the Company’s mandatory liquidation date.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article10
of Regulation S-X of the
SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K filed
with the SEC on March 18, 2022.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $463,990 and $551,258 as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.
Cash and Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. All of the 34,500,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(15,007,500)
Class A ordinary shares issuance costs	(18,671,929)
Plus:
Remeasurement of carrying value to redemption value	33,679,429
Interest earned on Trust Account	31,308

Class A ordinary shares subject to possible redemption at December 31, 2021	$345,031,308
Interest earned on Trust Account	2,073,906

Class A ordinary shares subject to possible redemption at September 30, 2022	$347,105,214

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Accordingly, basic and diluted (loss) income per ordinary share is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Class A ordinary shares subject to possible redemption
Numerator: Net income (loss) allocable to Class A ordinary shares subject to possible redemption
Net (loss) income	$8,215,430	$(5,863,746)	$17,877,195	$(1,519,632)
Less: Allocation of income (loss) to Class B ordinary shares	1,643,086	(1,172,749)	3,575,439	(357,271)

Proportionate share of net income (loss)	$6,572,344	$(4,690,997)	$14,301,756	$(1,162,361)

Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	34,500,000	34,500,000	34,500,000	27,296,703

Basic and diluted net income (loss) per share	$0.19	$(0.14)	$0.41	$(0.04)

Class B ordinary shares
Numerator: Net income (loss) allocable to Class B ordinary shares
Net (loss) income	$8,215,430	$(5,863,746)	$17,877,195	$(1,519,632)
Less: Allocation of net income (loss) to Class A ordinary shares subject to possible redemption	6,572,344	(4,690,997)	14,301,756	(1,162,361)

Proportionate share of net (loss) income	$1,643,086	$(1,172,749)	$3,575,439	$(357,271)

Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	8,625,000	8,625,000	8,625,000	8,390,110

Basic and diluted net income (loss) per share	$0.19	$(0.14)	$0.41	$(0.04)

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
Promissory Note
On December 31, 2020, the Sponsor issued to the Company an unsecured promissory note to borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured
and were due at the earlier of September 30, 2021 or the closing of the IPO. As of February 26, 2021, the Company had borrowings of $144,890 under the promissory note, and on February 26, 2021, repaid the $144,890 from the proceeds of the IPO.
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
As of September 30, 2022 and December 31, 2021, the Company had $477,038 and $0 borrowings under the Working Capital Note, net of debt discount of $22,962 and $0, respectively.
Administrative Service Fee
The Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in such fees, respectively, of which $10,000 are included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2022. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 in such fees, respectively.
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
Note 7 — Class A Ordinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares
— The Company is authorized to issue up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At each of September 30, 2022 and December 31, 2021 there were 34,500,000 issued and outstanding. Of the 34,500,000 issued and outstanding Class A ordinary shares, 34,500,000 shares are subject to possible redemption at September 30, 2022 and December 31, 2021 and, therefore, classified outside of permanent equity. At September 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Note 8 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. On February 23, 2021, the Company effectuated a recapitalization resulting in the initial shareholders holding 8,625,000 Class B ordinary shares, including up to 1,125,000 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ full exercise of their over-allotment option on February 26, 2021, none of the Class B ordinary shares are subject to forfeiture any longer.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20%of
the sum of (i) the total number of the Company’s ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of a target business in the initial Business Combination and any warrants issued upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 9 — Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$347,105,214	$347,105,214	$—	$—

Liabilities:
Public Warrants Liability	$3,278,650	$3,278,650	$—	$—
Private Warrants Liability	3,086,428	—	—	3,086,428

	$6,365,078	$3,278,650	$—	$3,086,428

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,031,308	$345,031,308	$—	$—
Liabilities:
Public Warrants Liability	$12,765,000	$12,765,000	$—	$—
Private Warrants Liability	10,328,609	—	—	10,328,609

	$23,093,609	$12,765,000	$—	$10,328,609

The Warrants are accounted for as liabilities in accordance with
ASC 815-40 and
are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Company established the initial fair value of the Public Warrants and Private Warrants on February 26, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. As of September 30, 2022 and December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2022 and December 31, 2021 due to the use of unobservable inputs. For the period ended December 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to the use of the observed trading price of the separated Public Warrants. For the three and nine months ended September 30, 2022, there were no transfers between Levels 1, 2 or 3.
The following table presents the changes Level 3 liabilities for the nine months ended September 30, 2022:

Fair Value at January 1, 2022	$10,328,609
Change in fair value	(4,682,154)

Fair Value at March 31, 2022	5,646,455
Change in fair value	225,658

Fair Value at June 30, 2022	5,872,113
Change in fair value	(2,785,685)

Fair Value at September 30, 2022	$3,086,428

The following table presents the changes Level 3 liabilities for the year ended December 31, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of Public Warrants and Private Warrants	27,004,700
Transfer of Public Warrants to Level 1	(15,007,500)
Change in fair value	(1,668,591)

Fair Value at December 31, 2021	$10,328,609

The key inputs into the Monte Carlo simulation model as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.05%	1.30%
Expected term remaining (years)	5.19	5.49
Expected volatility	34.1%	17.5%
Trading stock price	$9.91	$9.88
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
The estimated fair value of the conversion feature of the Working Capital Note as of issuance and for the period ended September 30, 2022 are $41,331 and $0, respectively.
The following are the primary assumptions used for the valuation of the conversion feature of the Working Capital Note:

	May 25, 2022	September 30, 2022
Warrant Valuation Terms
Risk-free interest rate	2.72%	4.05%
Expected term remaining (years)	5.32	5.19
Expected volatility	10.9%	34.1%
Trading share price	$9.77	$9.91

	May 25, 2022	September 30, 2022
Compound Option Terms
Strike price – debt conversion	$1.00	$1.00
Strike price – warrants	$11.50	$11.50
Term – debt conversion	0.32	0.19
Term – warrant conversion	5.32	5.19
Probability of consummation of a Business Combination	90%	90%
Probability of consummation of a Business Combination – Target Date 11/30/2022	90%	90%
Probability of consummation of a Business Combination – Target Date 2/28/2023	10%	10%

The following table presents the changes in the fair value of the Level 3 conversion option:

Fair value at May 25, 2022 (date of issuance)	$41,331
Change in fair value	(35,333)

Fair value at June 30, 2022	5,998
Change in fair value	(5,998)

Fair value at September 30, 2022	$—

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended September 30, 2022 for the conversion feature of the Working Capital Note.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On October 25, 2022, CGC, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into an Amended & Restated Business Combination Agreement (the “A&R Business Combination Agreement”), pursuant to which, among other things, the Business Combination Agreement was amended and restated to provide that (i) at Closing, CGC shall, or shall cause Continental Stock Transfer & Trust Company to, simultaneously (a) cancel a number of Class A ordinary shares held by the Sponsor equal to the number of the Sponsor Redemption Shares (as defined in the A&R Business Combination Agreement) and (b) issue the Non-Redeeming Bonus Shares (as defined in the A&R Business Combination Agreement) on a pro rata basis by number of Non-Redeemed SPAC Class A Common Shares (as defined in the A&R Business Combination Agreement) to the holders of such Non-Redeemed SPAC Class A Common Shares (as defined in the A&R Business Combination Agreement); (ii) the term “Outside Date” shall mean January 4, 2023; (iii) 1,050,000 shares of the TWMH Members Earn-Out Consideration (as defined in the A&R Business Combination Agreement) and 1,050,000 shares of the TIG Entities Members Earn-Out Consideration (as defined in the A&R Business Combination Agreement) shall be issued at Closing (as defined in the (as defined in the A&R Business Combination Agreement); (iv) a termination fee in an amount of $5,500,000 shall be payable by Alvarium (severally and not jointly) to CGC, and a termination fee in an aggregate amount of $11,000,000 shall be payable by the TIG Entities and TWMH (jointly and severally) to CGC, if CGC shall have terminated the A&R Business Combination Agreement pursuant to Section 12.01(b) thereof, as described more fully below under “Termination Fee”; (v) on the Closing Date (as defined in the A&R Business Combination Agreement), immediately following the Alvarium Exchange Effective Time (as defined in the A&R Business Combination Agreement) but prior to the Umbrella Merger, CGC shall contribute SPAC Class B Common Stock (as defined in the A&R Business Combination Agreement) and cash to a newly formed wholly owned Delaware corporation (“SPAC Holdings”), which SPAC Holdings shall then contribute to Umbrella Merger Sub; (vi) 11,788,132 shares of SPAC Class A Common Stock (as defined in the A&R Business Combination Agreement) shall be initially reserved for the post-combination company’s equity incentive plan and 1,813,559 shares of SPAC Class A Common Stock shall be initially reserved for the post-combination company’s employee stock purchase plan; and (vii) in addition, the form of Registration Rights and Lock-Up Agreement attached as Exhibit F to the A&R Business Combination Agreement was amended to reduce from 100% to 50% the percentage of Lock-Up Shares held by the Inactive Target Holders (as defined therein) that are restricted from transfer thereunder.
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
Special Note Regarding Forward-Looking Statements
This quarterly report on Form

10-Q

(this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, the Proposed Business Combination, including expected timing to close the transaction, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on

Form 10-K for

the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2022, as well as Item 1A, Part II of this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
On August 8, 2022, we, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into Amendment No. 3 to the Business Combination Agreement, solely to (a) amend Section 3.07(a) of the Business Combination Agreement for the purpose of providing that 2,100,000 shares of the Alvarium Shareholders
Earn-Out
Consideration (as defined in the Business Combination Agreement) shall be issued at Closing and (b) amend Section 1.01 of the Business Combination Agreement to exclude from the definition of “Indebtedness” contained therein liabilities incurred or assumed by Alvarium (or the applicable subsidiary of Alvarium) in connection with the acquisition by Amalfi Bidco Limited of Prestbury Investment Partners Limited dated July 11, 2022.
On October 25, 2022, we, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into an Amended and Restated Business Combination Agreement (the “A&R Business Combination Agreement”), pursuant to which, among other things, the Business Combination Agreement was amended and restated to provide that (i) at Closing, CGC shall, or shall cause Continental Stock Transfer & Trust Company to, simultaneously (a) cancel a number of Class A ordinary shares held by the Sponsor equal to the number of the Sponsor Redemption Shares (as defined in the A&R Business Combination Agreement) and (b) issue the Non-Redeeming Bonus Shares (as defined in the A&R Business Combination Agreement) on a pro rata basis by number of Non-Redeemed SPAC Class A Common Shares (as defined in the A&R Business Combination Agreement) to the holders of such Non-Redeemed SPAC Class A Common Shares (as defined in the A&R Business Combination Agreement); (ii) the term “Outside Date” shall mean January 4, 2023; (iii) 1,050,000 shares of the TWMH Members Earn-Out Consideration (as defined in the A&R Business Combination Agreement) and 1,050,000 shares of the TIG Entities Members Earn-Out Consideration (as defined in the A&R Business Combination Agreement) shall be issued at Closing (as defined in the (as defined in the A&R Business Combination Agreement); (iv) a termination fee in an amount of $5,500,000 shall be payable by Alvarium (severally and not jointly) to CGC, and a termination fee in an aggregate amount of $11,000,000 shall be payable by the TIG Entities and TWMH (jointly and severally) to CGC, if CGC shall have terminated the A&R Business Combination Agreement pursuant to Section 12.01(b) thereof, as described more fully below under “Termination Fee”; (v) on the Closing Date (as defined in the A&R Business Combination Agreement), immediately following the Alvarium Exchange Effective Time (as defined in the A&R Business Combination Agreement) but prior to the Umbrella Merger, CGC shall contribute SPAC Class B Common Stock (as defined in the A&R Business Combination Agreement) and cash to a newly formed wholly owned Delaware corporation (“SPAC Holdings”), which SPAC Holdings shall then contribute to Umbrella Merger Sub; (vi) 11,788,132 shares of SPAC Class A Common Stock (as defined in the A&R Business Combination Agreement) shall be initially reserved for the post-combination company’s equity incentive plan and 1,813,559 shares of SPAC Class A Common Stock shall be initially reserved for the post-combination company’s employee stock purchase plan; and (vii) in addition, the form of Registration Rights and Lock-Up Agreement attached as Exhibit F to the A&R Business Combination Agreement was amended to reduce from 100% to 50% the percentage of Lock-Up Shares held by the Inactive Target Holders (as defined therein) that are restricted from transfer thereunder.
Amended and Restated Business Combination Agreement
Pursuant to the A&R Business Combination Agreement, among other things, (i) prior to the closing of the A&R Business Combination Agreement, TWMH and the TIG Entities will take, or cause to be taken, all actions necessary to implement a reorganization such that TWMH and the TIG Entities shall be wholly owned direct or indirect subsidiaries of Umbrella and Umbrella shall be owned solely by the members of TWMH, the members of TIG GP and the members of TIG MGMT; (ii) prior to the Closing, Alvarium will take, or cause to be taken, all actions necessary to implement a reorganization such that Alvarium will be the wholly owned indirect subsidiary of a newly formed Isle of Man entity (“Alvarium Topco”), and Alvarium Topco will be owned solely by the shareholders of Alvarium; (iii) on the business day prior to the Closing Date, we will domesticate as a corporation formed under the laws of the State of Delaware and deregister as an exempted company incorporated under the laws of the Cayman Islands, pursuant to which each Class A ordinary share outstanding shall be converted into the right to receive one share of Class A Common Stock and we will be renamed “Alvarium Tiedemann Holdings, Inc.”; (iv) at the Closing, TIG MGMT, TIG GP and Umbrella will enter into a Distribution Agreement, pursuant to which (a) TIG MGMT will distribute to Umbrella all of the issued and outstanding shares or partnership interests, as applicable, that it holds through its strategic investments in External Strategic Managers (as defined in the A&R Business Combination Agreement), and (b) TIG GP will distribute to Umbrella all of the issued and outstanding shares or interests that it holds through its strategic investment in an External Strategic Manager; (v) at the Closing, (a) each Alvarium Shareholder (other than the Alvarium Class C Shareholder (as defined in the A&R Business Combination Agreement) will exchange his, her or its (1) ordinary shares of Alvarium Topco and (2) Class A Shares of Alvarium Topco and (b) the Alvarium Class C Shareholder will exchange his, her or its Alvarium Class C Share, and upon the consummation of the Alvarium Exchange (as defined in the A&R Business Combination Agreement) and the Alvarium Class C Shareholder Exchange (as defined in the A&R Business Combination Agreement), Alvarium Topco will become our direct wholly-owned subsidiary; (vi) at the Closing, we will contribute shares of Class B Common Stock and cash to a newly formed wholly owned Delaware corporation; (vii) at the Closing, immediately following the effective time of the Alvarium Exchange, Umbrella Merger Sub will merge with and into Umbrella, with Umbrella surviving such merger as our direct subsidiary; (viii) at the Closing, following the Alvarium Exchange and the Umbrella Merger, we and Umbrella will enter into the Alvarium Contribution Agreement, pursuant to which (a) we will contribute all of the issued and outstanding shares of Alvarium Topco that we hold to Umbrella, (b) upon the consummation of the Alvarium Contribution (as defined in the A&R Business Combination Agreement), Alvarium Topco will become a wholly-owned subsidiary of Umbrella, and (c) following the Closing, Alvarium Topco will be liquidated, whereupon Alvarium Holdings LLC (to be renamed Alvarium Tiedemann Holdings, LLC) will become the wholly owned direct subsidiary of Umbrella (collectively, the “Proposed Business Combination”).

The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by our shareholders of the Business Combination Agreement, the effectiveness of a registration statement on
Form S-4 (File No. 333-262644), which
was initially filed with the SEC on February 11, 2022, in connection with the Proposed Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close materially before our mandatory liquidation date. The Company filed amendments to the Form
S-4
with the SEC on May 13, 2022, June 27, 2022, July 25, 2022 and August 8, 2022. On October 17, 2022, the SEC declared effective the Form
S-4
and the Company commenced mailing the definitive proxy statement/prospectus relating to the Company’s extraordinary general meeting to be held on November 17, 2022 in connection with the Business Combination.
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
On October 25, 2022, we amended each of the PIPE Subscription Agreements, solely to redefine “Subscribed Shares” in the PIPE Subscription Agreements to refer to the sum of the Base Share Number (as defined therein) plus a number of Shares (as defined in the Sponsor Support Agreement dated September 19, 2021 (the “Original Sponsor Support Agreement”)) forfeited pursuant to Section 3 of the Original Sponsor Support Agreement, multiplied by (b) a fraction (i) the numerator of which is the Base Share Number and (ii) the denominator of which is the sum of the number of the Non-Redeemed SPAC Class A Common Shares and the number of Private Placement Shares (each as defined therein).
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering (described below) and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generate non-operating income
in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended September 30, 2022, we had a net income of $8,215,430, which included interest earned on cash and marketable securities held in trust account of $1,539,531, a change in fair value of warrant liabilities of $6,982,035, and a change in fair value of conversion option liability of $5,998 offset by loss from operations of $298,358 and interest expense on debt discount of $13,776.
For the nine months ended September 30, 2022, we had a net income of $17,877,195, which included an interest earned on cash and marketable securities held in trust account of $2,096,274, change in fair value of warrant liabilities of $16,728,530, and a change in fair value of conversion option liability of $41,331 offset by a loss from operations of $948,203, interest expense on debt discount of $18,369, and unrealized loss on treasury bills of $22,368.
For the three months ended September 30, 2021, we had a net loss of $5,863,746, which included a change in fair value of warrant liabilities of $5,628,806 and a loss from operations of $239,380, offset by interest earned on cash and marketable securities held in Trust Account of $4,440.
For the nine months ended September 30, 2021, we had a net loss of $1,519,632, which included an offering cost allocated to warrants of $849,993, an expense for the fair value in excess of cash received for Private Warrants of $3,097,200 and loss from operations of $537,871, offset by interest earned on cash and marketable securities held in Trust Account of $24,019 and change in fair value of warrant liabilities of $2,941,413.
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
As of September 30, 2022, we had marketable securities held in the trust account of $347,105,214 consisting of securities held in a money market fund that invests in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act that invest only in direct U.S. government treasury obligations. Through September 30, 2022, we did not withdraw any interest earned on the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete an initial business combination and to pay our expenses relating thereto, including $12,075,000 payable to Cantor Fitzgerald & Co. for deferred underwriting commissions upon consummation of our initial business combination. We may withdraw interest to pay taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2022, we had cash of $463,990 held outside the trust account available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due
diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of an initial business combination. If we are unable to complete an initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
As of the date of this Quarterly Report, we are within 12 months of our mandatory liquidation date of February 26, 2023. In connection with our assessment of going concern considerations in accordance with
ASU 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we anticipate that the consummation of the Proposed Business Combination will occur materially before our mandatory liquidation date, alleviating the concern about our ability to continue as a going concern until the earlier of the consummation of an initial business combination or our mandatory liquidation date.
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
Off-Balance Sheet
Arrangements
We did not have
any off-balance sheet
arrangements as of September 30, 2022 and December 31, 2021.
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
and Hedging, Contracts in Entity’s Own
Equity”(ASC “815-40”), and
concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in
ASC 815-40, the
warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statements of operations in the period of change.
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
Class A Ordinary Shares Subject to Possible Redemption
All of the 34,500,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net (Loss) Income Per Ordinary Share
We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share,” pursuant to which net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 warrants sold in the initial public offering and the 8,900,000 private placement warrants sold in the private placement, in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

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
and
15d-15(e)under
the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of Class A ordinary shares subject to possible redemption issued in February 2021 which, due to its impact on our unaudited condensed financial statements constitutes a material weakness in our internal control over financial reporting, related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
Other than as described above, during the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under
the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our Class A ordinary shares after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on any domestic corporation the stock of which is traded on an established securities market (a “covered corporation”) that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, subject to certain exceptions and adjustments. Because the combined company will be a Delaware corporation and our securities are expected to trade on Nasdaq following the Business Combination, we will be a “covered corporation” within the meaning of the Inflation Reduction Act following the Business Combination. Further, because we will domesticate as a corporation formed under the laws of the State of Delaware in connection with the Business Combination, the Excise Tax may apply to any redemptions of our Class A ordinary shares following the domestication after December 31, 2022, including redemptions in connection with the Business Combination, unless an exemption is available.

If the Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of shareholders exercising their redemption rights. However, if the Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination may be subject to the excise tax. Issuances of stock in connection with the Business Combination may reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year, but the fair market value of stock redeemed may exceed the fair market value of stock issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2021, we consummated the initial public offering, including the full exercise of the over-allotment option by the underwriters on February 23, 2021, of 34,500,000 units, at $10.00 per unit, generating gross proceeds of $345,000,000. The registration statements on Form S-1 (File Nos. 333-252784 and 333-253428) for our initial public offering were declared effective by the SEC on February 23, 2021.

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

As previously reported on a Current Report on Form8-K, on February 26, 2021, simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 8,900,000 private placement warrants to the sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $8,900,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the sale of the private placement warrants.

A total of $345,000,000 (or $10.00 per Unit) of the net offering proceeds of the initial public offering and the sale of the private placement warrants was placed in a trust account established for the benefit of the Company’s public shareholders, with Continental Stock Transfer & Trust Company acting as trustee.

On May 25, 2022, we issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $500,000 to the sponsor, which was funded in its entirety by the sponsor upon execution of the Working Capital Note. The Working Capital Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which we consummate an initial Business Combination and (ii) the date that our winding up is effective (such earlier date, the “Maturity Date”). In the event we consummate an initial Business Combination, the sponsor has the option, on the Maturity Date, to convert all or any portion of the principal outstanding under the Working Capital Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Working Capital Note being converted, divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants, including the transfer restrictions applicable thereto. The Working Capital Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. The issuance of the Working Capital Note was approved by the board of directors and the audit committee on May 25, 2022 and was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of September 30, 2022 and December 31, 2021, the Company had $477,038 and $0 borrowings under the Working Capital Note, net of debt discount of $22,962 and $0, respectively.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit

2.1	Amendment No. 3 to Business Combination Agreement, dated as of August 8, 2022, by and among the Company, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022 and incorporated by reference herein)

2.2	Amended and Restated Business Combination Agreement, dated as of October 25, 2022, by and among the Company, the Companies, Umbrella Merger Sub and Umbrella (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 and incorporated by reference herein).

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated February 23, 2021 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021 and incorporated by reference herein).

10.1	Amendment No. 1 to the Sponsor Support Agreement, dated as of October 25, 2022, by and among Cartesian, TWMH, the TIG Entities and Alvarium (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 and incorporated by reference herein).

10.2	Form of Amendment to Subscription Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 and incorporated by reference herein).

10.3	Form of Amendment to Option Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION

Date: November 4, 2022	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Gregory Armstrong
	Name:	Gregory Armstrong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)