Form 10-K
period 2022-12-31
Alvarium Tiedemann Holdings, Inc.
filed 2023-04-17
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-40103

Alvarium Tiedemann Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-1552220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
520 Madison Avenue, 21
st
Floor
New York, New York 10022
(Address of principal executive offices)
(Zip Code)
(212) 396-5904
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A Common stock, par value $0.0001 per share	ALTI	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	ALTIW	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Capital Market, was approximately $339.1 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of April 14, 2023, the registrant had approximately 57,995,513 shares of Class A common stock outstanding and 55,032,961 shares of Class B common stock outstanding.

Documents Incorporated By Reference
None.

Page

PART I

2

INTRODUCTORY NOTE

On January 3, 2023 (the “Closing Date”), Cartesian Growth Corporation, a Cayman Islands exempted company (“Cartesian”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Amended and Restated Business Combination Agreement, dated as of October 25, 2022 (as amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among Cartesian, Rook MS LLC, a Delaware limited liability company (“Umbrella Merger Sub”), Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”), Alvarium Investments Limited, an English private limited company (“Alvarium” and, together with TWMH and the TIG Entities, the “Target Companies” and each a “Target Company”), and Alvarium Tiedemann Capital, LLC, a Delaware limited liability company (“Umbrella”). In connection with the Business Combination, Cartesian was renamed “Alvarium Tiedemann Holdings, Inc.” (the “Company”). As used herein, the “Company” refers to Cartesian Growth Corporation as a Delaware corporation by way of continuation, following the deregistration under the Cayman Islands Companies Act (As Revised) and a domestication under Section 388 of the Delaware General Corporation Law (the “DGCL”), pursuant to which Cartesian’s jurisdiction of registration was changed from the Cayman Islands to the State of Delaware (the “Domestication”), and the Business Combination, which in connection with the Domestication and simultaneously with the Business Combination, changed its corporate name to “Alvarium Tiedemann Holdings, Inc.”

The Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), is now listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ALTI”, and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “SPAC Public Warrants”) are listed on Nasdaq under the symbol “ALTIW.”

Because we closed the Business Combination after the end of our fiscal year, this Annual Report on Form 10-K (the “Annual Report”) principally describes our business and operations following the closing of the Business Combination (the “Closing”), but includes the financial statements of Cartesian and related Management’s Discussion and Analysis, which describe the business, financial condition, results of operations, liquidity and capital resources of Cartesian prior to the Business Combination, and disclosure in “Item 14. Principal Accountant Fees and Services” relates to fees paid in respect of Cartesian’s financial statements. Substantially concurrently with the filing of this Annual Report, we will file Amendment No. 1 to our Current Report on Form 8-K, initially filed on January 9, 2023, which will include the audited consolidated financial statements of TWMH, the TIG Entities and Alvarium for the year ended December 31, 2022 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Reports on Form 8-K for more information.

As used in this Annual Report, unless otherwise noted or the context otherwise requires:

•	references to the “Company,” “AlTi,” “we,” “us,” “our” and similar terms refer to Alvarium Tiedemann Holdings, Inc. (f/k/a Cartesian Growth Corporation) and its consolidated subsidiaries;

•	references to “Cartesian” are to Cartesian Growth Corporation prior to the close of the Business Combination; and

•	references to “Sponsor” are to CGC Sponsor LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and some of the information incorporated herein by reference includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “continues,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “seeks,” “plans,” “scheduled,” “possible,” “potential,” “predict,” “project,” “anticipates,” “intends,” “aims,” “works,” “focuses,” “aspires,” “strives” or “sets out” or similar expressions.

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

•	our ability to realize the benefits expected from the Business Combination;

•	our projected financial information, growth rate, and market opportunity;

•	the ability to maintain the listing of the Class A Common Stock and SPAC Public Warrants on the Nasdaq Stock Market, and the potential liquidity and trading of such securities;

•	our ability to grow and manage growth profitably;

•	our ability to raise financing in the future, if and when needed;

•	our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors following the Business Combination;

•	our ability to attract and retain our senior management and other highly qualified personnel;

•	our ability to achieve or maintain profitability;

•	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;

•	our ability to successfully protect against security breaches, ransomware attacks, and other disruptions to our information technology structure;

•	the impact of increased scrutiny from our clients with respect to the societal and environmental impact of investments we make;

•	the impact of applicable laws and regulations, whether in the United States, United Kingdom or other foreign countries, and any changes thereof, on us;

•	our ability to successfully compete against other companies;

•	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

•

the effect of economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending that could adversely affect our business, financial condition, results of operations and prospects;

•	the impact of our dependence on leverage by certain funds, underlying investment funds and portfolio companies and related volatility;

•	the impact of any defaults by third-party investors;

•

the effects of any failure to comply with investment guidelines of our clients, failure or circumvention of our controls and procedures, or any insufficiencies in the due diligence process that we undertake in connection with investments;

•	the impact of any termination or non-renewal of our investment advisory contracts;

•	the effect of the COVID-19 pandemic on the foregoing; and

•	other factors detailed under the section entitled “Risk Factors.”

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of the other documents we file from time to time with the SEC. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

General

AN INTRODUCTION TO ALTI

We are a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities with which we serve our clients and investors around the globe, and provide value to our shareholders:

•	we manage or advise approximately $65.0 billion in combined assets (estimated as of December 31, 2022);

•

we provide holistic solutions for our wealth management clients through our full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services;

•

we structure, arrange, and provide our network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers with a proven track record in the relevant asset class;

•	we manage and advise both public and private investment funds;

•

we provide merchant banking, corporate advisory, brokerage and placement agency services to entrepreneurs, “late stage” companies (particularly in the media, technology and innovation sectors), asset managers, private equity sponsors, and investment funds (both public and private); and

•	we invest in and support financial services professionals that we believe have the experience to establish, operate, and/or grow specialist financial services firms.

Our business is global, with approximately 470 professionals operating in 22 cities in 10 countries across three continents, as of December 31, 2022.

The services that we provide (each of which is discussed in more detail under the heading “Our Business Lines” below) form what we believe is a comprehensive ecosystem for our target markets of clients, investors, and businesses, many of whom share common interests and goals that we are able to connect and serve. We have an acquisitive strategy for inorganic growth through acquisitions and joint ventures and believe the complementary nature of our services positions us well for organic growth across our business lines. We also believe we are well positioned to capitalize on market trends and dynamics that we see facing our industry and the clients, investors, and businesses we serve.

In addition to the growth opportunities that we believe exist for our platform, the scope of our services also means we have diversified sources of revenue, many of which have historically provided a high degree of stability and predictability. See “—Our Business Lines.”

Impact investing (“Impact Investing”), a commitment to generating net positive impact through our business activities, and our firm values are demonstrated by our decade-long commitment to environmental, social and governance (“ESG”), socially responsible investing, and other forms of Impact Investing strategies, and we aim to use our access to capital, expertise, and innovation to pursue these goals. See “—Our Focus on Sustainable Finance and Impact Investing.”

Generating a net positive impact, broadly defined, is not only a core strength of our services, but the underlying principles are also central to our corporate culture. We are committed to further developing and enhancing a corporate culture of diversity and inclusion, good and transparent governance, and corporate social responsibility. See “—Diverse, Inclusive and Responsible Corporate Culture.”

OUR BUSINESS LINES

Global Wealth Management Services

Our Wealth Management Clients

We offer a holistic wealth management solution to our clients across multiple jurisdictions. Our services principally consist of independent discretionary investment management and non-discretionary investment advisory services. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs, including family governance and education, trusts, financial planning and administration services.

Our wealth management client base includes large global family offices and high net worth individuals (“HNWIs”) on a global basis, with over 42% of the billable assets of our top 25 clients (as measured by billable assets) located outside of the United States. The billable assets of our top 25 clients represent 24% of our firmwide assets as of December 31, 2022. Our average wealth management relationship spans over nine years. Further, we have a high client retention rate of more than 97%, as measured by lost clients since 2019.

Investment Management and Advisory Services

In our investment management and advisory services teams, our objective is to maximize our clients’ wealth over the long term by optimizing their risk/return ratio, adhering to disciplined risk management and diversification, focusing on valuations, and seeking to avoid investment structures that could result in forced selling of assets at inopportune times. Together with that objective, we seek to support those families and clients committed to exploring how their wealth may also be deployed in alignment with their values and commitment to addressing issues critical to diverse communities and eco-systems. To this end, we provide:

•	customized plans and sophisticated investment portfolios tailored to the specific objectives, return expectations, liquidity parameters, tax constraints, and risk tolerances of our clients;

•	flexible solutions with no preference for active versus passive investments or specific vehicles; and

•

unique opportunities and access to, high-quality managers, by diligently selecting, analyzing, and monitoring third party managers that invest globally across all asset classes, including access to investments with the potential for enhanced performance and/or income generation.

Our multi-layered assessment process allows us to design bespoke solutions for our clients:

•	we develop multiple long-term, inflation-based targets with ascending risk/return profiles utilizing our proprietary systems;

•	investment themes and valuations are developed through top-down economic analysis, while bottom-up opportunities are identified through ongoing manager interactions and due diligence;

•

we develop an investment policy statement for each account customized to each client’s specific goals and objectives, whether optimizing financial return alone or financial return together with the generation of positive social and environmental impacts; and

•	our internal compliance team approves all new clients to ensure appropriate client risk assessment, due diligence and KYC procedures have been completed.

As a result, we believe our investment programs are objective, flexible, and closely aligned with the goals and values of our clients.

We proactively manage risk and assess it from multiple angles. We focus on avoiding permanent loss of capital. We continually analyze allocation decisions using our own risk measurement tools, as well as third-party risk monitoring and exposure-reporting systems. Additionally, we are in active dialogue with managers and continually monitor them for performance, turnover of personnel, changes in ownership, and deviation from strategy.

We diversify our clients’ portfolios across risk factors, geographies, and asset classes, including private equity, real estate, and other assets through highly experienced third-party managers. Our team uses a combination of our own tools and third party research providers to monitor valuations in each major asset class across dozens of geographies and sectors, and to position portfolios where we believe they will have the best return. In building portfolios, we also consider the need to access funds for unexpected expenses, thereby seeking to avoid forced selling of assets at inopportune times. In addition, we offer robust Impact Investing services that can be delivered across all asset classes and with investors from all asset levels.

With regard to the unique opportunities that we offer access to, we have established a platform through which we are able to provide clients of our wealth management services with access to investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure (for example, because of very high minimum investment thresholds in the underlying funds). We operate a number of such vehicles focused on vintage private equity strategies and hedge fund strategies. The vehicles invest in either a single underlying private equity fund or a portfolio of private equity funds or hedge funds, in each case, which are managed by managers we believe, based upon our usual manager selection processes, will deliver strong risk adjusted performance for our clients. In the private equity space, we intend to launch further vintages of such private equity vehicles over time to enable our investment management and advisory clients to include an allocation to private equity funds in their portfolios on a running basis. These private equity strategies are expected to include traditional as well as innovative and Impact Investing offerings.

The independence of our investment management and advisory services is important to us and our wealth management clients. By independent, we mean that our investment management and advisory services operate independently of any managers or investment product manufacturers (including our own) to which we may allocate or recommend allocating capital. Our clients may opt-in to be informed of investment opportunities we are working on in our other business lines (and many do choose to do so). In all cases, each client’s individual objectives and expectations are our paramount concern, and we employ an open architecture approach, whereby we seek to find the best investment solutions for our clients in the marketplace. More specifically:

•	we do not receive undisclosed forms of compensation;

•	we are not controlled by any client or family and all our investment decisions and recommendations are made with each client’s individual best interests in mind; and

•	our fees are disclosed to our clients who have an unrestricted right to accept or reject them.

As a result of this culture and the above practices, we have a reputation for providing independent, objective investment management and advice—with access to unique investment opportunities should a client want that—and we have a high client retention rate in our global wealth management business.

Trusts and Administration Services

The trust, corporate, and administration services that we provide within our wealth service offering aim to ensure our clients’ wealth is preserved, protected, distributed as intended, and developed with our investment teams. Our U.S. trusts services are provided from Delaware, which is one of the most well-developed trust legal regimes in the United States; our international trusts, corporate, and administration services are provided from the Isle of Man and Switzerland, which, similarly, have well-developed legal regimes for such services.

Our customized trust and administration services include:

•	entity formation and management;

•	creating or modifying trust instruments and/or administrative practices to meet beneficiary needs;

•	full corporate, trustee-executor, and fiduciary services;

•	provision of directors and company secretarial services;

•	account and entity financial reporting and record keeping of all assets and transactions;

•	administering entity ownership of intellectual property (“IP”) rights;

•	advice and administration services in connection with investments in marine and aviation assets; and

•	administering entity ownership of fine art and collectibles.

Additionally, the administration services we provide in this division enable us to establish, administer, and manage on an ongoing basis pooled investment structures for consolidated investing (including for our Co-investment (as defined below) opportunities). Through these structures, we enable our clients and investors to gain access to investments at lower minimum investment levels than they would otherwise wish to commit, or to benefit from economies of scale in their investments, or both.

Family Office Services

Our family office services are tailored outsourced family office solutions and administrative services which we provide to families, trusts, foundations, and institutions. Our family office services cover:

•	family governance and transition services, including wealth transfer planning, estate planning, and multi-generational education planning;

•	wealth and asset strategy services, including strategic business planning;

•	trust and fiduciary services;

•	chief financial officers and outsourced family office services;

•	philanthropy services;

•	lifestyle and special projects services; and

•	concierge services.

We also work with our clients’ other advisors (whether existing or carefully selected or recommended by us) to coordinate legal, accounting, and tax advice. We operate in partnership with such third-party advisors and professionals to provide a collegial approach to obtaining the right advice and support for families and their associated structures.

As of December 31, 2022, our family office services had over 271 clients, of which 26 clients are also clients of our investment management and advisory services team.

Co-investments

We source private market investment opportunities and offer these to our investor network (“Co-investments”).

Other investors in our Co-investment opportunities are typically HNWIs, single family offices and institutional investors, including clients of our wealth management services who have opted in to be informed of such opportunities and are invited to participate alongside our investor network on a deal-by-deal basis.

We follow a thematic investment strategy, selecting sub-sectors based on in-house industry knowledge and long-term analysis of cyclical and geographic trends.

In the case of investments in real estate assets (historically the majority of our Co-investments have been in real estate assets, but we have been diversifying to other asset classes through our acquisitions and growth), we are the sponsor for these club deals and work with a pre-selected and vetted list of operating partners. In selecting operating partners, we will look for a demonstrable track record across multiple real estate cycles and a strong ability to source pipeline transactions. Our real estate investment team oversees deal origination, due diligence, documentation, and structuring from inception to exit. We are active in our approach to our operating partners, in some instances taking ownership stakes, as well as participating on boards and investment committees.

We also expect to expand our Co-investment offering to provide access to proprietary investments in what we believe to be growth equity opportunities in the innovation economy, many of which are at the intersection of impact and innovation. These Co-investment opportunities are also offered to clients on an opt-in basis and provide a means for interested clients and investors to more directly access investments in later stage private companies in a range of transforming industry sectors that we believe offer the potential for high growth.

Due Diligence Process

The process through which an investment decision is made involves extensive research into the operating partner, its strategy, its growth prospects, and its ability to withstand adverse conditions. If one or more members of the investment team responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. We also review ESG and Impact Investing considerations.

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the investment team in charge of the potential investment. If the members of the investment team are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution

Approval of an investment requires the majority approval of the co-investments investment committee relevant to the asset class. Once the investment committee has determined that a prospective opportunity is suitable for investment, the investment team works with the operating partner to finalize the structure and terms of the investment.

Co-investment Monitoring and Reporting

We monitor our co-investments on an ongoing basis and provide ongoing periodic reporting to the investors in each transaction.

Fund Management

Our fund management teams internally manage in excess of $7.2 billion in aggregate across all our investment strategies as of December 31, 2022. Additionally, we are focused on partnering with global alternative asset managers with whom we partner by making strategic investments in which we actively participate (“External Strategic Managers”) in seeking to leverage the collective resources and synergies of the businesses to facilitate their growth. We have a strong track record of identifying managers that focus on sourcing uncorrelated investment opportunities in both public and private markets and then utilizing our long-standing operating platform to assist managers with growth.

Consistent with the independent and open architecture nature of the investment management and advisory services we provide in our wealth management division, all funds that we manage, or that are managed by the External Strategic Managers, are marketed to the market generally (including, in some cases, by placement agents and other distributors and, in the case of any publicly traded funds, via public offerings), and the investor base of each fund is predominantly comprised of institutional investors. We do not separately market these funds to our wealth management clients or the network of investors with which we share our Co-investment opportunities.

Notwithstanding the independence of our investment management and advisory services from our fund management services, we are able to leverage our experience and expertise across our business in the selection of managers in which we invest and in the development and refinement of the strategies that we manage. Our fund management services also provide AlTi with another diversified source of revenue and so we believe they are additive to shareholder value.

Internally Managed Funds

Details of the funds we manage internally are set forth below:

Event-Driven Global Merger Arbitrage

Our TIG Arbitrage strategy is our event-driven strategy based in New York. This strategy, which has $3.0 billion assets under management (“AUM”) as of December 31, 2022, focuses on 0-to-30-day events within the merger process. The investment team employs deep research on each situation in the portfolio with a focus on complex, hostile, up-for-sale situations where our primary research work can drive uncorrelated alpha. Our research and investment process is focused on hard catalyst events.

LXi REIT plc

LXi REIT plc (“LXi”) is an English real estate investment trust company whose shares are traded on the premium segment of the London Stock Exchange’s Main Market. Its investment objective is to deliver inflation-protected income and capital growth over the medium-term for its shareholders through investing in a diversified portfolio of UK property that benefits from long-term index-linked leases with institutional-grade tenants. LXi pursues its investment objective by targeting a wide range of defensive and robust sectors, including, but not limited to, office, leisure, industrial, distribution, and alternatives—including hotels, serviced apartments, affordable housing, and student accommodation. LXi seeks to only acquire assets let or pre-let to tenants with strong financial covenants and on long leases (typically 20 to 30 years to expiry or first break), with index-linked or fixed rental uplifts, in order to provide security of income and low cost of debt. LXi was launched on February 27, 2017 with approximately £138 million ($180 million as at the IPO date) of gross proceeds from its successful IPO. LXi is advised by LXi REIT Advisors Limited, which was originally a joint venture investment but is now a wholly owned subsidiary of the Company. As of December 31, 2022, through a combination of its capital raises and investment growth, LXi’s market capitalization was approximately £1,930 million ($2,333 million). In July 2022, a subsidiary of Alvarium, LXi REIT Advisors Limited, acquired the rights to manage Secure Income REIT plc, by purchasing the existing shares of Prestbury Investments Partners Limited, for £40 million (this was connected to a wider transaction in which Secure Income REIT plc was itself acquired by LXi REIT plc, and LXi REIT Advisors Limited advises the combined entity).

Home Long Income Fund

Home Long Income Fund (“HLIF”) is an English open-ended investment company. Its investment objective is to deliver secure inflation-protected income and capital growth by investing in a portfolio of UK homeless shelters. HLIF pursues its investment objective by investing a minimum of 90 percent of its capital in a diverse portfolio of homeless shelter assets in the UK. These assets are properties which are let, on long leases (ranging from 20 years to 30 years) with regular upward only rent reviews linked to inflation, to specialist housing associations who are registered providers of social housing, local authorities, or charities specializing in alleviating homelessness. Each property must also demonstrate strong residual land value characteristics. HLIF was launched on October 3, 2018 with £25 million ($35 million) of seed capital. HLIF is advised by Alvarium Social Housing Advisors Limited, which was originally a joint venture investment but is now a wholly owned subsidiary of the Company. As of December 31, 2022, HLIF had assets under management of approximately £587 million ($722 million).

Funds Managed by our External Strategic Managers

In addition to our managed funds, we maintain strategic investments with certain External Strategic Managers, who managed approximately $5.3 billion of AUM in aggregate as of December 31, 2022.

Further details of each of the funds managed by the External Strategic Managers is set out under the heading “—Business Segments” in the section entitled “Historical Business of the TIG Entities.”

Ancillary Fund Management Services

We offer both our managers and the External Strategic Managers in which we have made strategic investments a complete platform solution to enable them to autonomously focus on their core investment competency. This includes investments, financial planning and strategy, sales and marketing, and back and middle office infrastructure/administration. A list of our services is set out below.

•	Investments, Financial Planning, and Strategy:

•	business planning and talent sourcing;

•	budgeting and growth oversight; and

•	strategic development and training.

•	Sales and Marketing:

•	centralized marketing;

•	strategic positioning;

•	product development;

•	sales planning and execution;

•	investor relations;

•	materials oversight;

•	branding; and

•	sales channel expertise covering North America, Europe, Asia Pacific and Latin America.

•	Back and Middle Office Infrastructure/Administration:

•	risk management, including, where relevant, as an alternative investment fund manager (or “AIFM”);

•	legal and compliance;

•	treasury management;

•	collateral management;

•	technology infrastructure and systems;

•	middle office operations;

•	accounting services;

•	real estate management;

•	counterparty management; and

•	human resources.

Equity Sale of Investment Adviser to HomeREIT

On December 30, 2022, Alvarium RE Limited (“ARE”), an indirect wholly-owned subsidiary of Alvarium, entered into an agreement (the “Purchase Agreement”) to sell 100% of the equity in Alvarium Home REIT Advisors Limited (“AHRA”), investment adviser to Home REIT plc (“Home”), to a newly formed entity owned by the management of AHRA (“AHRA Holdco”), for aggregate consideration equal to approximately GBP 24 million (the “Purchase Price”), with such amount being the fair market value of AHRA as of December 30, 2022. The sale was completed concurrently with the execution and delivery of the Purchase Agreement.

AHRA Holdco paid the Purchase Price in the form of a promissory note with a fixed term, maturing on December 31, 2023 (the “Note”), subject to extension if mutually agreed upon by the parties thereto. According to the terms of the Purchase Agreement, AHRA Holdco shall use all of its available cash to repay principal on the Note.

Merchant Banking, Corporate Advisory, Brokerage, and Placement Agency Services

Our merchant banking and corporate brokerage teams form a multi-national corporate advisory practice that services companies in the media, consumer, technology and innovation sectors, public and private funds, asset managers, and private equity sponsors, as well as advising our wealth management clients around their operational businesses or family holding companies.

Specific services include:

•	merger and acquisition (“M&A”) advisory services;

•	corporate broker services;

•	private placement services, including bookrunner and placement agency services for publicly quoted investment companies;

•	public company and IPO advisory services;

•	strategic advisory services;

•	independent board advisory services; and

•	structured finance advisory services.

Additionally, because of our focus on providing our merchant banking services to companies in the media, consumer, technology and innovation sectors, we have developed a network and connectivity that enables us to gain access to the innovation economy and to source private market direct and Co-investment opportunities in later stage, high growth, consumer, and technology companies.

Investing in and Supporting Entrepreneurial Financial Services Professionals to Generate Shareholder Value

We invest in and support experienced, successful, and entrepreneurial financial services professionals to establish, operate, and/or grow specialist financial services firms. Each case is different, but we may hold or acquire ownership or revenue stakes in a joint venture or subsidiary, we may provide financial support to launch, to grow, or to institutionalize the business, we may assist our partners in raising capital for their investments, and we may provide operational support so that our partners can focus on providing their expertise to their client-base. Over time, some of our partners have become wholly owned by us and they contribute to our wider business.

Supporting these businesses has broadened the range of services we are able to offer to our clients and investors (or the geographies where we offer them), deepened the range of knowledge, expertise, and capabilities we have at our disposal, enhanced our ability to innovate, expanded our client and investor bases, provided further diversification of our revenue streams, been accretive to our growth, and, as a result, has provided value to our shareholders.

Our global network of alternative asset management capabilities, in particular, is built on an end-to-end support platform for entrepreneurial managers, driving significant growth. We have a history of seeding and investing in managers across real estate and other alternative strategies. As a result, our clients and investors gain access to differentiated investment solutions. We believe our strategy is both repeatable and scalable and will afford us with compelling opportunities for growth in the future.

OUR REVENUE STREAMS

Consistent with operating a diverse range of services, we generate a diverse range of revenue streams across our business lines. A high-level summary of these revenue streams is set forth below. More in-depth details of the fees earned historically by each of TWMH, the TIG Entities, and Alvarium are set out under the heading “—Fee Structure” in the sections of this Annual Report entitled “Historical Business of TWMH,” “Historical Business of the TIG Entities,” and “Historical Business of Alvarium,” respectively.

Broadly, our revenues fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees:

•

Management, advisory, and administration fees are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from both our wealth management division from investment management, investment advisory, trusts and administration, and family office services, and also from our fund management activities (either from our internal fund management and advisory services or from our strategic investments with the External Strategic Managers). Added to the recurring nature of these fees, our high client retention rate in our wealth management services, and the long-term nature of our fund management fees, means that these fees are also relatively stable.

•

Performance and incentive fees are comprised of both carried interest payments we earn on Co-investments and annual performance or incentive fees earned in some cases from our investment management and advisory services or fund management (including from the External Strategic Managers). These fees, being performance related, are, of course, variable in nature and more susceptible to impact from exogenous factors. Nevertheless, we believe performance and incentive fees from our Co-investments, investment management, and advisory services and fund management have the potential to grow in the future as the value of the assets we manage, advise, or administer that are able to generate such performance and incentive fees continues to rise. As a result, performance and incentive fees provide potential upside to our revenues in the future and, in our view, can be highly accretive to our profitability.

•

Transaction fees are generated from Co-investments, from our merchant banking, corporate advisory, brokerage, and placement agency services and certain of the External Strategic Managers. Transaction fees are generally non-recurring in nature (although there are exceptions to this, such as large, longstanding clients, with the relationship spanning many years with repeated engagements for services on multiple transactions, or where we are appointed on an ongoing basis as broker to a listed investment company and we continue to raise funds for it over time), are typically commission based, and are payable on the successful completion of a transaction (for example, on the completion of a fundraise (such as a private placement or IPO) or the closure of an M&A transaction). Transactions are also susceptible to impact from exogenous factors. However, as is the case with performance and incentive fees, transaction fees provide potential upside to our revenues and, in our view, can be highly accretive to our profitability.

Taken together, our historically predictable revenue base, combined with robust performance, incentive and transaction fees, translates into what we believe is a stable earnings model. This earnings model, coupled with a disciplined and efficient cost structure, produces what we believe mitigates the risk of downside volatility in profit margins.

Global Wealth Management Services Fees

Investment Management and Advisory Services Fees

Investment management or advisory fees are generally calculated on the basis of a percentage of the value of each client’s assets under management or advisement (as applicable). Typically, such fees are paid quarterly.

Some clients in certain jurisdictions may also pay performance fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization (i.e., they are not accrued).

Trusts and Administration Services and Family Office Services Fees

We have a variety of pricing models for these services which depend on the scope and extent of services a particular client requires. Such pricing models may be structured as a flat fee, fixed fees for particular services, variable fees based on particular services or fees charged on a time-spent basis, or a combination of these. Some fee items are payable annually, while others are usually payable quarterly. In most cases, the services are performed on a repeated basis through the life of a structure or relationship and so such fees are recurring.

Co-investment Fees

Fees earned on Co-investments include arrangement, retainer, management, advisory, performance, acquisition, promote and other associated fees, as well as interest arbitrage for debt structures.

Arrangement fees are typically 50 to 100 basis points of equity value contributed into transaction. Acquisitions fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are long term (5-10 years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or other entity entitled to fees in respect of each of our Co-investments receives such fees either monthly, quarterly or annually.

We may be entitled to a portion of the performance-related entitlements (such as carried interest or promote) that may be payable on exit from Co-investment transactions. Carried interest entitlements are not accrued and are only recognized once crystalized on exit. Such revenues are only received if the investor hurdle (i.e., a minimum return to the investor) is reached and may include a catch-up. A catch-up takes effect when an investor’s returns reach the defined hurdle rate, giving them an agreed level of preferred return. The carried interest recipient then enters a catch-up period, in which it may receive an agreed percentage of the profits until the profit split determined by the carried interest agreement is reached. Carried interest entitlements are based on a percentage of the investor return above such hurdle and are set on a deal and fund basis. Typically, carried interest entitlements represent 10% to 20% of the investors’ equity internal rate of return in excess of an 8 to 15% hurdle, with no carried interest entitlement being payable if the hurdle is not met.

Certain existing Co-investment vehicles, joint ventures and affiliates have entered into advisory and/or management agreements whereby we receive a share of base advisory and/or management fees from the inception of such joint venture or affiliate relationship through to the liquidation of the relevant transaction. Where we have established feeder vehicles for clients, there may also be administration and advisory fees associated with those vehicles (these are earned by our trusts and administration business).

Fund Management Fees

We earn fees from our fund management and advisory services, either directly or through profit or revenue sharing arrangements with the External Strategic Managers. Management fees are paid either quarterly or monthly and incentive fees generally crystalize annually at year end.

We have a 50.63% profit share in the TIG Arbitrage strategy, through which we directly receive management fees and incentive fees from the underlying funds and accounts (see further below). Under the existing Amended and Restated Limited Liability Company Agreements of TIG Trinity Management, LLC and TIG Trinity GP, LLC, and related Supplemental Agreement thereto, each dated as of October 25, 2018, the portfolio manager for the TIG Arbitrage strategy (i.e., our internally managed event-driven strategy comprised of underlying funds and accounts), has a Class D-1 equity interest that entitles him to 49.37% of the pre-tax profit and losses attributable to the TIG Arbitrage strategy. Accordingly, he receives these amounts as an equity owner of TIG Trinity Management, LLC and TIG Trinity GP, LLC through this separate class of equity interests and the remaining 50.63% of the economics are shared by all of the equity owners of TIG Trinity Management, LLC and TIG Trinity GP, LLC (including the portfolio manager of the TIG Arbitrage strategy) through the remaining classes of equity interests in TIG Trinity Management, LLC and TIG Trinity GP, LLC. The audited financial statements are prepared at the consolidated entity level of TIG Trinity Management, LLC and TIG Trinity GP, LLC and not at the individual partner allocation level.

Management fees and incentive fees from our economic interests with External Strategic Managers are earned through our profit or revenue sharing arrangements with the External Strategic Managers. Our economic interests with our External Strategic Managers are as follows:

•	Romspen Investment Corporation (Real Estate Bridge Lending Strategy), 20.92% profit share;

•	Zebedee Capital Partners (European Equities), 19.99% revenue share; and

•	Arkkan Capital (Asian Credit and Special Situations), 9.00% revenue share.

With respect to the various real estate funds that we advise, we receive investment advisory fees directly on a quarterly basis, and such fees are calculated on a sliding scale of percentages of the market capitalization or net asset value of the relevant fund. We also receive small fixed fees from acting as AIFM to certain of these funds.

Merchant Banking, Corporate Advisory, Brokerage and Placing Agency Services

On M&A mandates, we primarily generate success-based fees that are typically 1% to 2.5% of the financial outcome or target achieved.

For fundraising mandates for private corporate clients or funds, success fees are also earned, but are typically higher—in the range of 3% to 5% of the funds we raise (in line with market standards).

In each of the above cases, we may also generate small retainer fees that are typically retained in the event of a failed transaction process or deducted against success fees. In addition, we may also generate a project fee for certain M&A mandates related to the duration of such transaction.

For fundraising mandates for listed or publicly traded investment companies (including investment trusts and real estate investment trusts), where we act as placement agent, broker, or bookrunner, fees are primarily comprised of a commission payable on completion of the fundraise (which may be an IPO or secondary issuance of stock (e.g., a large single placement or a placement program)). The amount of the commission is calculated as a percentage of the gross proceeds of the capital raise and payable out of those proceeds. Small retainer fees may also be payable in some circumstances, where we act on an ongoing basis and conduct small capital raises from time to time, such as tap issuances.

OUR LEADERSHIP, CULTURE, AND VALUES

Experienced Management Team with Proven Track Record

We are led by a team of seasoned executives with significant and diverse experience. Our management team has considerable expertise across investment management, Impact Investing, alternative asset management, real estate, financial planning, and trusts and estates. Members of our senior management have an average of over 20 years of experience and a strong track record in building successful businesses from the ground up and generating superior returns across market cycles. Additionally, our senior management team has experienced little turnover since the inception of our predecessor businesses which we believe has enabled us to build meaningful long-term relationships and partnerships with our clients.

Diverse, Inclusive and Responsible Corporate Culture

As a human capital business, we believe our corporate culture, which is one of collaboration and connection, is one of our most important and valued assets. Our corporate culture starts at the highest level of management and is carried throughout the organization. We are committed to investing responsibly, operating our business with integrity, and building a diverse and inclusive workplace where our employees can grow and thrive. We are fully committed to diversity, equality, and inclusion at all levels of our business and are targeting 50% female representation in senior management by the end of our first five years of operations. As of December 31, 2022, approximately 44% of our employees were women.

Our Focus on Sustainable Finance and Impact Investing

In today’s world those interested in deploying capital in pursuit of more than financial returns alone must wade through a global bazaar of acronyms, practices, and terms: sustainable finance, responsible investing, impact investing and ESG integration, among others, are all terms and investment practices that have evolved over recent decades with many credible advocates and practitioners.

For simplicity’s sake, we begin with the understanding that all capital and all companies create impact, both positive and negative. And, on balance, as we invest capital in global markets, we seek to have a net positive impact upon our world. Therefore, we use the term “Impact Investing” to describe investment practices seeking to generate various levels of financial performance together with the generation of positive, measurable environmental and social impacts at a portfolio level. The use and our definition of this banner term acknowledges the different intepretations and uses, globally, but particularly between the United States and Europe, of the terms “Impact Investing” and “Sustainable Finance”.

Under this banner of Impact Investing, we offer four distinct approaches to investment of client capital:

•	Values Alignment: Offering public equity investments which may have either a positive or negative “tilt” based upon client-specific values and interests;

•

ESG Integration: Investments which integrate consideration of environmental, social and governance factors into our assessment of investment opportunities to manage “off-balance sheet risk” represented by ESG factors or position investments to benefit from market opportunities represented by ESG factors;

•	Thematic: Fund investments within the areas of environmental sustainability and socio-economic development; and

•	Catalytic: Investments of near or below market return seeking to leverage private capital for greater public good.

Accordingly, we believe that it is our responsibility to leverage our global network of offices and partnerships, the skills of our employees and the influence and resources of our clients, so that we can collectively have a lasting and net positive impact on our communities and the environment, and we believe that our aims are aligned with those of the family offices and institutions we serve, for whom wealth is not measured purely in terms of financial returns but in the long-term, intergenerational preservation of quality of life and the generation of multiple, extra-financial returns, including improvements to environmental and social conditions for all, shareholders and stakeholders alike.

As of December 31, 2022, we had approximately $4.5 billion of our assets under management/assets under advisement (“AUM/AUA”) dedicated to Impact Investing. Our intention is to seek to further expand this amount as we seek to play our part, as a responsible corporate citizen, in directing capital to sustainable investments that will aid in the transition to a low carbon economy, as well as investments that are well managed and socially beneficial. Like us, our clients and investors are increasingly focused on risk-adjusted returns associated with socially and environmentally responsible investment opportunities and we consider it a fundamental part of our mission, as long term stewards of client capital, to ensure that these non-financial investment goals are not only met, but advanced in new, innovative ways.

Global Wealth Management Services and Co-investments

At AlTi, we offer our clients various strategies to invest sustainably and with net positive impact, all of which may be aligned with clients’ interests, values, beliefs and preferences. Within the four categories of Impact Investing described above, some of our managers actively promote positive social and environmental change aligned with the UN Sustainable Development Goals (“UN SDGs”). Such investments can be solely focused on these solutions, by mandate or prospectus, or involve strategies that actively practice engagement and stewardship to promote change and improvement in corporate ESG behavior. In this category we also consider strategies whose holdings meaningfully align with investable themes associated with the UN SDGs for a significant part of the overall portfolio. Investments in this category do not have to be solving a specific social or environmental challenge, but they must be contributing positively to sustainability challenges. These might also be called sustainable investment strategies.

Furthermore, we also pursue investments that are expected to have a material impact in advancing long-term attainment of one or more UN SDGs. In other words, the investment or investment manager strategy has committed to be classified as an intentional, positive impact strategy. They have chosen to proactively invest in solutions for one or more of the 17 UN SDGs and are willing to provide transparent extra-financial reporting metrics in accordance with evolving international standards and practices to evidence this impact. Strategies in this category aim to demonstrate materiality, intentionality, and additionality (the extent to which the provision of a UN SDG solution would not have occurred in the absence of this investment) in their underlying investments, and the impact of the underlying companies is thus measurable and reportable.

We are conscious that investments might also generate a negative impact and that certain asset classes in which we invest may attract added attention from an Impact Investing perspective. We seek to engage with our third-party managers to improve transparency and reporting on any unnecessary negative impact of our investments. We believe that negative social and environmental impacts can pose a financial risk to portfolios.

How We Integrate Impact Investing within our Global Wealth Management Services and Co-investments

An analysis of this Impact Investing framework is fully integrated into AlTi’s investment research process. This analysis is divided into two parts:

•

Investment due diligence—focusing on the fundamental characteristics of a given investment strategy or opportunity, how the manager analyses, recognizes and monitors ESG, sustainable or impact factors and a manager’s approach to engagement and stewardship; and

•

Operational due diligence—review of the corporate social responsibility (“CSR”) practices of the third-party manager themselves including ownership, human resources and diversity issues questions, the management company’s approach to their environmental footprint, and commitment to a lower carbon future.

AlTi has an integrated environmental, social, governance and nominating committee (the “nominating committee”) with the mandate to continue growing momentum towards our ESG and sustainable investment initiatives and client engagement in this area. The nominating committee consists of the CIOs and Heads of Research as well as senior decision makers across the global investment offices. Importantly all senior members of the nominating committee are also voting members of the public markets, private markets, and hedge fund investment committees to ensure continuity of message and approach.

The nominating committee has responsibility for, among other things:

•	Establishing and implementing methodology for manager rating and client scoring;

•	Reviewing manager engagement and voting reports and considering AlTi’s engagement with managers;

•	Providing continued momentum to Impact Investing initiatives;

•	Helping set research priorities for new sustainable and impact funds; and

•	Continuing to work on client sustainable education, presentation and reporting.

OUR HISTORY AND PRESENCE TO DATE

Our History

AlTi owes its history to the achievements of TWMH, the TIG Entities, Alvarium and their respective founders. TIG was founded in 1980 by Carl Tiedemann to enable talented money managers to build their fund businesses, using a centralized platform of proven services that enable portfolio managers to focus exclusively on their clients and realize their investment objectives. Carl Tiedemann, Craig Smith, and Michael Tiedeman established TWMH on the premise that a wealth management business organized on principles of delivering a combination of excellent investment performance and high-touch client service would quickly differentiate itself from its competitors. Alvarium was established by its founder partners as LJ Capital in 2009, initially with the aim of sourcing direct and Co-investments in real estate in the UK and in Central Europe. The firm rebranded as LJ Partnership and underwent a series of acquisitions, before rebranding as Alvarium in 2019.

Full details of the history of each of AlTi’s legacy businesses is set out under the heading “—Our History” in the sections in this Annual Report entitled “Historical Business of TWMH”, “Historical Business of the TIG Entities,” and “Historical Business of Alvarium.”

Our Presence to Date

Our business is global, with approximately 470 professionals operating in 22 cities in 10 countries across three continents, as of December 31, 2022.

OUR MODEL FOR GROWTH

Our business model is proven and powerful with four key elements: client centricity; local services with global reach; access to unique and creative opportunities; and an innovative and nimble culture. Our true client-centric practice is manifested in solutions-based advice and access to a network of like-minded, multi-generational entrepreneurs. We also provide our clients comprehensive, global and proprietary services that are tailored to their evolving needs and priorities. In addition, we offer our clients and investors proprietary direct and Co-investment opportunities.

We create shareholder value through an expansive, but complementary, service and product offering to overlapping and connected target markets of clients, investors and businesses, and associated earnings growth derived therefrom.

Record of constructive partnership

We have the mergers and acquisition experience to complement proven organic growth, having made more than 25 acquisitions or joint venture investments to date. Below are three examples of such accretive transactions (past performance and outcomes of such transaction are not necessarily indicative of future results or performance or outcome of other similar transactions).

•  Acquired initial stake in LXi REIT Advisors in 2017 and have since built our shareholding to almost 100%

•  Expanded access to public markets

•  Increased recurring revenue from permanent capital base

•  In July 2022, LXi REIT plc acquired Secure Income REIT plc and LXi REIT Advisors continues to advice the combined entity.

• Acquired Seattle-based $3.4 billion AUM wealth manager in 2017 • Grew scale and West Coast presence in wealth management • Expanded Impact Investing capabilities

•  Acquired initial minority stake in Toronto-based real estate bridge lender in 2018

•  Provided Romspen immediate distribution access to U.S. and global investors

•  Have since made follow-on investment to support rapid growth

Applying our core principles globally, we aim to build on the success of our business, through:

•

Organic Growth: We attract clients and grow our AUM by providing exceptional client service and executing our clients’ investment objectives, partnering with our clients to deliver solutions, and accessing Impact Investing, innovative investment opportunities on our clients’ behalf.

•

Selective Accretive Acquisitions: We thoughtfully evaluate global acquisition opportunities that enhance and deepen the services that we can offer our clients and investors. As the global markets continue to evolve, we see manifold possibilities for accretive expansion.

Through our business lines, we intend to: (1) provide our clients and investors access to unique investment and Co-investment opportunities; (2) provide customized service to meet the needs of our clients and their families; (3) invest with intention—taking seriously the modern responsibilities of wealth; (4) innovate continuously to meet the needs and aspirations of our clients and investors; and (5) grow rapidly—both organically and by acquisitions—to build a premiere global asset management business.

With scale, a strong reputation and global reach, we intend to continue to grow by staying true to our mission “To Help Our Clients Achieve What They Value Most”.

HISTORICAL BUSINESS OF TWMH

The following discussion reflects the business of TWMH prior to the Business Combination. In this section, unless the context otherwise requires, references to “TWMH,” “we,” “us,” and “our” are intended to mean the business and operations of Tiedemann Wealth Management Holdings, LLC and its subsidiaries, and their predecessor entities where applicable.

Our Company

We are a premier, full-service multi-family office that, as of December 31, 2022, has approximately $19.3 billion of AUM and $29.9 billion of AUM/AUA, inclusive of non-discretionary assets. Our firm is focused on providing financial advisory and related family office services to HNWIs, families, endowments, and foundations. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. Our growth and success at attracting high net worth clients, primarily by taking market share from our competitors is indicative of our initial premise of providing objective advice and execution on a multitude of financial services for our clients. Our organic growth has been complemented by selective hiring and by two successfully completed acquisitions, which have expanded not only our assets under management but also our professional ranks, geographic footprint, and service capabilities. Importantly, our core competency includes extensive Impact Investing advisory services and we are a signatory of the Principles for Responsible Investing (“PRI”). Our success is manifested in our annual client retention rate, which averaged 97% from 2019 to 2022.

Business Segments

Investment Advisor

We offer comprehensive investment advisory services, including investment strategy, asset allocation, investment manager selection, risk management, portfolio construction and implementation, and reporting. While we provide the majority of such advisory services on a discretionary basis, we also have the ability to support our clients on a non-discretionary basis, through client-directed trade execution and investment implementation.

We assist each client in establishing investment objectives, return expectations, and risk tolerance, all of which are the basis for the development of an Investment Policy Statement (“IPS”). Based on the IPS, we allocate client portfolios to target an agreed upon risk adjusted return, and are agnostic to asset class, sector, geography and/or investment structure. Portfolios are typically implemented through third-party managed accounts or Managed Funds (defined below).

Investment Manager Selection, Monitoring and Due Diligence Services

We may recommend that clients allocate a portion or all of their portfolio to mutual funds, Exchange Traded Funds (“ETFs”), hedge funds, private equity, real estate, or other funds (each, a “Managed Fund”), which are managed by a third-party manager (a “Fund Manager”).

We identify potential Fund Managers for client portfolios through networks that we have established over two decades from our Investment Group, employees, clients, affiliates, as well as databases and industry conferences. After a potential Fund Manager is identified, we perform investment due diligence on the fund and its key personnel through a variety of methods, which may include, but are not limited to, a review of the manager’s offering documents,United States Securities and Exchange Commission (the “SEC”), or other regulatory filings (if applicable), and interviews with the manager’s personnel (both principals and staff). Additionally, we supplement our proprietary work with operational due diligence and background checks on key individuals through specialist third-party providers.

For those Fund Managers who we utilize in client portfolios, we conduct on-going reviews and analyses of each Fund Manager’s investment performance, including, but not limited to, adherence to its investment strategy, guidelines or restrictions and organizational stability.

Impact Investing

We provide comprehensive Impact Investing advice to a growing number of clients, as Impact Investing is integral to our mission, values and corporate growth strategy. As of December 31, 2022, we had $3.8 billion of assets dedicated to Impact Assets. Impact Assets reflect total firmwide investments into companies, organizations, or funds with the intention to generate positive social and/or environmental impact alongside financial return. Our definition of impact investment is limited to investments where positive social and environmental impact is a core investment goal. It excludes investments made without the expectation of financial return (philanthropy) and it excludes investments where social and environmental impact are merely a consideration rather than a core investment goal. Most investments designated as impact investments have been subject to our due diligence framework, which guides our overall approach to impact investing across asset classes, geographies, and sectors. Impact investments that have not been subject to the due diligence framework are typically legacy or client directed impact investments.

We deliver Impact Investing with four strategic approaches: (1) Aligned Strategies, (2) Integrated ESG Strategies, (3) Thematic Strategies, and (4) Catalytic Strategies, as outlined in the table below. These strategies are built around two established themes, Socioeconomic Development and Environmental Sustainability. In this way, we can take advantage of each asset class to activate the total portfolio in alignment with its specific goals.

Once an Impact Investing portfolio is constructed, reflecting the risk/return profile of our client, their values, and preferences, we measure both financial and non-financial outcomes through a fully integrated reporting platform. We also engage the power of shareholder activism to further our clients’ goals and influence in corporate social responsibility. We leverage our network and strategic partnerships with organizations dedicated to Impact Investing to stay at the forefront of this evolving field.

Trust Administration Services

Through our Delaware trust company, we provide full corporate trustee and executor services. Our Delaware situs provides many advantages for our clients: investment and administrative flexibility, enhanced confidentiality, a historically progressive and responsive legislative and court system, superior asset protection, and state-level income tax minimization. Delaware also permits trusts to continue in perpetuity, providing families with substantial opportunities to implement estate, gift, and generation-skipping tax minimization strategies.

Performance Measurement and Reporting

We typically provide clients with a performance report, detailing the clients’ portfolio performance and comparing such performance to relevant benchmarks or indices. If requested by a client, the reporting can include information encompassing assets that are not in their portfolio. In addition to financial performance, we are also able to discuss a client’s impact performance for those interested in tracking extra-financial returns. We choose to use third-party software for record-keeping, performance calculation, and reporting, and we prepare performance reports by using data provided by custodians, investment managers, and independent pricing services.

Non-Advisory Services

We may offer non-advisory services to our clients, including coordination of legal-related and strategic business planning, wealth transfer planning, estate planning, research on trustee placement and multi-generational education planning, administrative, tax planning and concierge services among others.

Family Office Services (“FOS”)

Our FOS segment provides tailored family office solutions and administrative services to families, trusts, foundations, and institutions. Our FOS include:

•	Family governance and transition;

•	Wealth and asset strategy;

•	Trust and fiduciary services;

•	CFO and outsourced FOS;

•	Philanthropy; and

•	Lifestyle and special projects.

We work with clients’ existing advisors or coordinate legal, and tax advice operating in partnership with carefully selected third-party advisors and professionals to provide a collegial approach to obtaining the right advice and support for families and their associated structures.

Our History

We were founded in 1999 on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance and high-touch client service, we would quickly differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $25 million or more of investable assets, where we believe we are particularly well-positioned to offer comprehensive investment and family office service solutions. In 2016, we acquired Presidio Wealth Management, a wealth manager with approximately $4.1 billion of AUM. Then, in 2017 we acquired the Threshold Group, another independent wealth advisor and a leader in the rapidly growing Impact Investing market segment, with approximately $3.8 billion of total AUM (including both impact and non-impact client assets). This acquisition cemented our commitment to be a leader in Impact Investing for our clients.

As of December 31, 2022, our top ten client relationships as measured by billable assets had an average size of $554.4 million and represented approximately 18.6% of our billable assets.

Fee Structure

Management Fees

Our fees for our investment advisory services, family office, trust, and related administrative services are structured to align our financial incentives with those of our clients to ensure they receive objective advice. The majority of our fees are generated from our discretionary asset management and are calculated from the value of the assets we manage for our clients. Fee revenues increase as our clients’ assets grow in value and vice versa. Unlike discretionary asset management fees, our fees for family office services and related administrative services are generally not based on or correlated to market values of our clients’ assets. For these services, we generally charge clients a negotiated fee based on the scope of work agreed upon. We believe these high-touch services create strong client relationships and contribute meaningfully to our record of client retention.

We charge a single asset-based advisory fee based on the size of the asset base and the scope of work for the assets we are responsible for managing. All fees are charged quarterly, in arrears at quarter-end. Fees, which vary depending upon the level and complexity of client assets, are calculated based on each client’s rate applied to the fair market value of the billable assets at quarter-end.

Assets under advisement (“AUA”) consist of all assets we are responsible for overseeing and reporting on, but we do not necessarily charge fees on all such assets. Billable assets represent the portion of our assets on which we charge fees. Non-billable assets are exempt of fees and consist of assets such as cash and cash equivalents in certain agreed upon situations, personally owned real estate, and other designated assets. Total AUM/AUA is $29.9 billion, while billable assets are $17.63 billion, as of December 31, 2022.

FOS Fees

FOS fees are generated from our families of sufficient size and complexity that require such services. FOS fees are generally structured to reflect an annual agreed upon fee or they can be structured on a project/time-based fee. Annual fees begin at $10,000 or higher based upon services provided. FOS fees are typically billed quarterly in arrears. We also generate FOS project/time-based fees arising from accounting, administration fees, set up, FATCA, and other non-investment advisory services. FOS fees are reviewed annually. We also generate trustee and administrative trustee fees from clients of Tiedemann Trust Company. These fees begin at $7,500 per trust and can be significantly higher based upon size, complexity, and services offered by the structure. Fees are typically billed quarterly in arrears.

Employees

As of December 31, 2022, we employed 151 individuals, including 17 investment professionals, and approximately 45% of our employees are women. Diversity, equity, and inclusion are key to our firm’s open culture and long-term success. We recognize the important link between corporate values, employee engagement, and corporate performance. We also strive to foster a supportive environment that cultivates professional growth and development and encourages team members to continuously develop their skills. We consider our relationship with employees to be vital and are focused on effective attraction, development, retention, compensation and benefits for all employees. This includes workforce and management development, diversity and inclusion initiatives, corporate culture and leadership quality, and morale and development, which are vital to the success of our innovation-driven growth strategy. Our values are built on mutual respect, constructive dissent, operating at the highest standard, and acting in the best interest of our stakeholders.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the United States and foreign jurisdictions in which we operate. Such regulation relates to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws, and privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries.

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges, or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Risk Factors—Risks Related to the Target Companies—We are subject to extensive government regulation, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.”

Rigorous legal and compliance analysis of our businesses and our funds’ investments is important to our culture. We strive to maintain a culture of compliance using policies and procedures such as compliance oversight, codes of ethics, compliance systems, communication of compliance guidance, and employee education and training. All employees must annually certify their understanding of and compliance with key global firm policies, procedures, and code of ethics. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for monitoring all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments, document retention, potential conflicts of interest, and the allocation of investment opportunities.

Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity, and the protection of personal information. Any determination of a failure to comply with any such laws or regulations could result in fines and/or sanctions, as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.

United States

SEC Regulations

We provide investment advisory services through an entity that is registered as an investment adviser with the SEC pursuant to the Advisers Act. As compared to other, more disclosure-oriented U.S. federal securities laws, the Advisers Act, and the Investment Company Act of 1940, as amended (the “Investment Company Act”), together with the SEC’s regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an adviser’s registration.

Under the Advisers Act, an investment adviser (whether registered or not under the Advisers Act) has fiduciary duties to its clients. The SEC has interpreted these duties to impose standards, requirements, and limitations on, among other things, trading for proprietary, personal, and client accounts; allocations of investment opportunities among clients; and conflicts of interest. The Advisers Act also imposes specific restrictions on an investment adviser’s ability to engage in principal and agency cross transactions. Our firm is subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including incentive fees or carried interest; solicitation arrangements; maintenance of an effective compliance program; custody of client assets; client privacy; advertising; and proxy voting. The SEC has authority to inspect any registered investment adviser and typically inspects a registered investment adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws, (ii) disclosures made to clients, and (iii) adequate systems, policies, and procedures to ensure compliance.

Under the Advisers Act, our investment advisory agreements may not be assigned without the client’s consent. “Assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us.

Other Federal and State Regulators; Self-Regulatory Organizations

In addition to SEC regulatory oversight, we are subject to compliance under the Advisers Act, and there are several other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities.

Competition

The wealth management industry is highly fragmented (more than 6,600 RIAs in the United States alone), leading to intense competition on both the regional and local levels. According to Piper Sandler, the industry’s fragmentation is driven by a few key factors, including:

•	Low barriers to entry: launching a wealth management firm entails relatively low start-up costs with little upfront capital; and

•	Local focus: wealth management firms are typically locally focused and expansion beyond an RIA’s local market can require significant costs and senior management resources.

In addition to the competition on the local level, we face intense competition from national wealth managers, ranging from large independent wealth managers and wealth managers that sit within larger financial institutions, to private equity-backed wealth management platforms, which have been relatively recently built through serial acquisitions. These platforms include BBR, Brown Advisors, SCS, Bessemer, Hightower Advisors, Captrust, Beacon Pointe Advisors, Creative Planning, Mercer Advisors, Wealth Enhancement Group, and Kestra, among others.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Risk Factors—Risks Related to Our Business and Industry—If we are unable to compete effectively, our business and financial condition could be adversely affected.”

HISTORICAL BUSINESS OF THE TIG ENTITIES

The following discussion reflects the business of the TIG Entities prior to the Business Combination. In this section, unless the context otherwise requires, references to the “TIG Entities,” TIG,” “we,” “us,” and “our” are intended to mean the business and operations of TIG Trinity GP, LLC and TIG Trinity Management, LLC and their respective subsidiaries, and their predecessor entities where applicable.

Our Company

We are an alternative investment management firm that manages approximately $3.0 billion of AUM within our internal investment strategies as of December 31, 2022. In addition, we have made strategic investments with our External Strategic Managers, who manage approximately $5.3 billion of AUM in the aggregate as of December 31, 2022. The strategies of these External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We are focused on partnering with global alternative asset managers in order to unlock and achieve growth from both an asset and operational perspective. We have a strong track record of identifying managers that focus on sourcing uncorrelated investment opportunities in both public and private markets and then utilizing our long-standing operating platform to assist managers with growth. Our TIG Arbitrage strategy, which is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor (“TIG Advisors”), and the External Strategic Managers, each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base. As a growth-oriented partner, we work with our fund managers on marketing, business development, strategy and operational efficiencies.

Business Segments

Event-Driven Global Merger Arbitrage

The TIG Arbitrage strategy is our event-driven strategy based in New York. This strategy, which has approximately $3.0 billion of AUM as of December 31, 2022, focuses on 0-to-30-day events within the merger process. The investment team employs deep research on each situation in the portfolio with a focus on complex, hostile, up-for-sale situations where our primary research work can drive uncorrelated alpha. Our research and investment process is focused on hard catalyst events.

Romspen—Real Estate Bridge Lending Strategy (External Strategic Manager)

The External Strategic Manager that operates a real estate bridge lending strategy is based in Toronto and focuses on complex construction, term, and pre-development bridge loans throughout North America. The strategy has approximately $2.2 billion AUM as of December 31, 2022. The External Strategic Manager’s experience with mortgages dates back to the 1950s when the firm operated as a real estate law firm and entered the mortgage-lending business in the 1960s. The manager converted its individual mortgage syndication business to a commingled fund in early 2006. The strategy’s diversified portfolio primarily consists of first lien mortgages with little to no structural leverage. The team places an emphasis on risk management via rigorous underwriting consisting of borrower analysis, vetting, and extensive monitoring across all major real estate asset classes.

Zebedee—European Equities (External Strategic Manager)

The External Strategic Manager focused on European equities is based in London. The strategy has approximately $1.6 billion AUM as of December 31, 2022. Founded in 2001, this External Strategic Manager trades the portfolio actively and is absolute return-oriented with a focus on financials, cyclicals, and mining and minerals. The strategy is market agnostic and runs with a variable net exposure, equally comfortable net long or net short.

Arkkan—Asian Credit and Special Situations (External Strategic Manager)

The External Strategic Manager has operated an Asia Pacific credit and special situations strategy based in Hong Kong since 2013. The strategy has approximately $1.5 billion AUM as of December 31, 2022. The External Strategic Manager has more than 25 years of experience investing in performing, stressed, and distressed bonds and loans throughout the Asia Pacific region. We believe their on-the-ground expertise and deep local network makes it well-positioned to capitalize on an under-researched and inefficient market with limited competition and attractive levels of stressed and distressed activity.

Institutional Investment Platform

We offer both our managers and the External Strategic Managers a complete platform solution to enable them to focus primarily on their core investment competency. This includes Investments, Financial Planning and Strategy, Sales and Marketing, and Back and Middle Office Infrastructure/Administration. A list of our services is set forth below.

Investments, Financial Planning, and Strategy:

•	Business Planning and Talent Sourcing

•	Budgeting and Growth Oversight

•	Strategic Development and Training

Sales and Marketing:

•	Centralized Marketing

•	Strategic Positioning

•	Product Development

•	Sales Planning & Execution

•	Investor Relations

•	Materials Oversight

•	Branding

•	Sales Channel Expertise covering the United States, Canada, EU, Asia, and Latin America

Back and Middle Office Infrastructure/ Administration:

•	Risk Management

•	Legal and Compliance

•	Treasury Management

•	Collateral Management

•	Technology Infrastructure & Systems

•	Middle Office Operations

•	Accounting Services

•	Real Estate Management

•	Counterparty Management

•	Human Resources

Our History

We are seasoned entrepreneurs and over our history have advised more than 30 financial businesses on their growth strategy. Since inception in 1980, we have supported and helped money managers build their fund businesses, using a centralized platform of services proven to allow portfolio managers to focus exclusively on portfolio management. In total, we launched 24 separate fund strategies. In 1993, we launched the current version of the TIG Arbitrage strategy, which has grown from $6 million AUM in 1993 to $3.0 billion AUM as of December 31, 2022. In 2018, we launched a new business initiative focused on making growth equity investments in alternative managers as described above and set forth in the timeline below. Our first investment was in Romspen, the real estate bridge lending External Strategic Manager in 2018, followed by an investment in Zebedee, the European equities External Strategic Manager in 2020, and Arkkan, the Asian credit and special situations External Strategic Manager in January 2021.

Investment Process Overview

We believe there is a significant opportunity to expand our business by partnering with various mid-sized alternative asset managers to provide capital, as well as marketing and operational support. We endeavor to identify a portfolio of managers with very low capital market sensitivity and low correlation to each other. Our underlying strategies are all competitive within their peer group, positioned to grow, exhibit low volatility, and are typically in the range of $500 million to $3 billion in AUM. Our investment process is described below.

Origination and Sourcing

Our investment team has an extensive network from which to generate deal flow and referrals. Specifically, we originate portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms, and law firms. We believe that our experience across different industries and transaction types and our history as operators makes us particularly qualified to source, analyze, and execute investment opportunities.

Due Diligence Process

Once we identify managers of interest, we engage in a detailed diligence process. The process through which an investment decision is made involves extensive research into the manager and the fund, its strategy, its growth prospects, and its ability to withstand adverse market conditions. If one or more members of the investment team responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. We vet performance and investment decisions both individually using internal and external risk systems relevant for each strategy and by assembling a peer group.

We also vet the management team and require background checks of key personnel. We compile an internal diligence report reviewing historical AUM, flows, investor concentration, marketing history and prospects, technology, risk systems, and the investment team and their processes. We also review ESG considerations. In addition to our internal review, we engage a third party operational due diligence team to conduct a thorough investigation. Finally, prior to agreeing to a transaction, we bring in outside counsel to review legal documents and ensure reasonable deal terms are negotiated.

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the investment team in charge of the potential investment. If these members of the investment team are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution

Approval of an investment requires the unanimous approval of our investment committee. Once the investment committee has determined that a prospective portfolio company is suitable for investment, TIG Advisors works with the management team of that company and its other capital providers, including senior, junior, and equity capital providers, if any, to finalize the structure and terms of the investment.

Manager Monitoring

We monitor each of our managers and the External Strategic Managers on an ongoing basis. We monitor the financial trends of each manager to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each manager. We have a number of methods for evaluating and monitoring the performance and fair value of our investments.

Employees

We believe that diversity is key to our firm’s open culture and long-term success. We recognize the important link between corporate values, employee engagement, and corporate performance. We also strive to foster a supportive environment that cultivates professional growth and development and encourages team members to continuously develop their skills. We consider our relationship with employees to be vital, and are focused on effective attraction, development, and retention tools, including compensation and benefits, human resource talent, workforce and management development, diversity and inclusion initiatives, and corporate culture morale and development. All of the foregoing is vital to the success of our innovation-driven growth strategy. Our values are built on mutual respect, constructive dissent, always operating at the highest standard, and acting in the best interest of our stakeholders. Approximately 29% of our employees were women as of December 31, 2022.

Fee Structure

TIG Arbitrage and the External Strategic Managers earn management fees, and incentive fees tied to performance. We have a 50.63% profit share in TIG Arbitrage, through which we directly receive management fees and incentive fees from the underlying funds and accounts. For more information regarding the profit-share participation, refer to “Business of Alvarium Tiedemann—Fund Management Fees”.

Management fees and incentive fees earned from our economic interests with External Strategic Managers are earned through our profit or revenue sharing arrangements with the External Strategic Managers. Our economic interests in the External Strategic Managers are as follows:

•	Real Estate Bridge Lending Strategy—20.92% profit share;

•	European Equities—19.99% revenue share; and

•	Asian Credit and Special Situations—9.00% revenue share.

The following describes our fee structure:

Management Fees. TIG Arbitrage and the External Strategic Managers are entitled to management fees as compensation for administrating and managing the affairs of the funds and separately managed accounts. Management fees are normally received in advance each month or quarter and recognized as services are rendered. The management fees for TIG Arbitrage are calculated using approximately 0.75% to 1.5% of the net asset value of the funds’ underlying investments. The management fees for our External Strategic Managers are calculated using approximately 0.75% to 1.75% of the net asset value of the funds’ underlying investments.

Incentive Fees. TIG Arbitrage and certain of the External Strategic Managers are entitled to receive incentive fees if certain performance returns have been achieved as stipulated in our governing documents. The incentive fees for TIG Arbitrage are calculated using 15% to 20% of the net profit/ income. The incentive fees for our External Strategic Managers are calculated using 15% to 20% or 15% to 35%, subject to a 10% hurdle, of the net profit/income. We recognize our incentive fees when it is no longer probable that a significant reversal of revenue will occur. Our incentive fees are not subject to clawback provisions.

Also included within Management Fees and Incentive Fees are income from such fees from our profit and revenue-share investments in External Strategic Managers.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations by governmental agencies and self-regulatory organizations or exchanges in the United States and foreign jurisdictions in which we operate. Such regulation relates to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws, and privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries.

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Risk Factors—Risks Related to the Target Companies—We are subject to extensive government regulation, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.”

Rigorous legal and compliance analysis of our businesses and our funds’ investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance, and employee education and training. All employees must annually certify their understanding of, and compliance with, TIG’s policies, procedures, and code of ethics. Our Chief Compliance Officer supervises our compliance group, which is responsible for monitoring all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as, but not limited to, the handling of material non-public information, personal securities trading, valuation of investments, document retention, potential conflicts of interest, and the allocation of investment opportunities.

Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity, and protection of personal information, including the General Data Protection Regulation, which expands data protection rules for individuals within the European Union (“EU”) and for personal data exported outside the EU, and the California Consumer Privacy Act, which creates new rights and obligations related to personal data of residents (and households) in California. Any determination of a failure to comply with any such laws or regulations could result in fines and/or sanctions, as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.

United States

SEC Regulations

We provide investment advisory services through TIG Advisors, an SEC-registered investment adviser pursuant to the Advisers Act. Under the Advisers Act, an investment adviser (whether or not registered under the Advisers Act) has fiduciary duties to its clients. The SEC has interpreted these duties to impose standards, requirements, and limitations on, among other things, trading for proprietary, personal and client accounts, allocations of investment opportunities among clients, and conflicts of interest.

The Advisers Act also imposes specific restrictions on an investment adviser’s ability to engage in principal and agency cross transactions. Our registered investment advisers are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including incentive fees or carried interest; solicitation arrangements; maintenance of an effective compliance program; custody of client assets; client privacy; advertising; and proxy voting. The SEC has authority to inspect any registered investment adviser and typically inspects a registered investment adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws, (ii) disclosures made to clients, and (iii) adequate systems, policies, and procedures to ensure compliance.

Other Federal and State Regulators; Self-Regulatory Organizations

In addition to SEC regulatory oversight, we are subject to the Advisers Act, and there are several other regulatory bodies that have or could potentially have jurisdiction to regulate our business activities.

Competition

The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry, and asset basis.

We face competition both in the pursuit of fund investors and investment opportunities. Generally, our competition varies across business lines, geographies, and financial markets. We compete for investors based on a variety of factors, including investment performance, investor perception of investment managers’ drive, focus and alignment of interest, quality of service provided to and duration of relationship with investors, breadth of our product offering, business reputation, and the level of fees and expenses charged for services. We compete for investment opportunities at our funds based on a variety of factors, including breadth of market coverage and relationships, access to capital, transaction execution skills, the range of products and services offered, innovation, and price, and we expect that competition will continue to increase.

We and our funds also compete with public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, and hedge funds. Many of our competitors are substantially larger and may have more financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Lastly, institutional, and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit. Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Risk Factors Risks Related to Our Business and Industry—If we are unable to compete effectively, our business and financial condition could be adversely affected”.

HISTORICAL BUSINESS OF ALVARIUM

The following discussion reflects the business of Alvarium prior to the Business Combination. In this section, unless the context otherwise requires, references to “Alvarium,” “we,” “us,” and “our” are intended to mean the business and operations of Alvarium.

Our Company

We are a global multi-family office and investment boutique that provides tailored solutions for families, foundations, and institutions. We have $26.8 billion of AUM and AUA as of December 31, 2022, including $13.0 billion of direct investments in real estate, funds, and other vehicles. We have four principal business divisions: Investment Advisory (or “IA”), Co-investments, FOS, and Merchant Banking (or “MB”).

Business Divisions

Each of our business divisions is focused on providing the services described below.

Investment Advisory

Our IA division offers comprehensive investment advisory services, including investment strategy and implementation, asset allocation, investment manager selection, and reporting. We provide such advisory services on both a discretionary and non-discretionary (advisory) basis. We can execute trades or recommendations on behalf of a client if a limited power of attorney has been granted by the client to us.

Our IA division provides investment advisory services to high net worth clients globally. We specialize in being a trusted adviser to high net worth individuals and families, trusts, endowments, and foundations with complex needs, seeking to provide a tailored and independent approach. With the perspective of a global organization combined with local resources, we provide quality advice, investment, and risk management services, combining deep expertise in alternative asset classes and co-investment opportunities to support high net worth clients’ needs, wherever they reside. We aim to ensure that hard earned legacies become long-lasting legacies, with aligned partners and shareholders investing side-by-side with our clients.

We assist each client in establishing investment objectives, return expectations, and risk tolerance. Based on client profiles, we may offer one or more of the investment supervisory services in various different asset types in various different asset classes, including equity securities, ETFs, warrants, options contracts on securities and commodities, futures and forward contracts, government securities, corporate debt securities and commercial paper, certificates of deposit, municipal securities, investment company securities, private equity funds, hedge funds, and other similar non exchange traded collective investment funds, direct investment opportunities including limited partnerships and direct debt.

Our IA division had over 200 client relationships as of December 31, 2022 with more than $9.4 billion of AUM/AUA (including both billable and non-billable assets).

The independence of our IA division is important to us and our IA clients. By “independent”, we mean that our IA division operates independently of any managers or investment product manufacturers (including our own) to which we may allocate or recommend allocating capital. Our clients may opt-in to be informed of investment opportunities we are working on in our other business lines, and many do choose to do so. In all cases, each clients’ individual objectives and expectations are our paramount concern, and we employ an “open architecture” approach, whereby we seek to find the best investment solutions for our clients in the marketplace as a whole.

Investment Manager Selection, Monitoring, and Due Diligence Services

We may recommend that a client allocate a portion of its portfolio in mutual funds, ETFs, hedge funds, private equity, real estate, or other funds, which are managed by third-party Fund Managers.

We identify potential Fund Managers for client portfolios through networks established by our employees and our affiliates, as well as through periodicals, directories, and databases containing information about investment managers. After a potential Fund Manager is identified, we perform due diligence on the Fund Manager and its key personnel through a variety of methods, which may include, but is not limited to, a review of the relevant Managed Fund’s offering documents, the Fund Manager’s SEC, or other regulatory filings (if applicable), and interviews with the Fund Manager’s personnel (both principals and staff).

We conduct on-going reviews and analyses of each Fund Manager’s and relevant Managed Fund’s investment performance, including adherence to the relevant Managed Fund’s investment strategy, guidelines, or restrictions.

Performance Measurement and Reporting

On a monthly basis, we provide clients with a performance report, detailing each client’s portfolio performance compared to relevant benchmarks or indices. If requested by a client, we can include in the performance report information on assets that are not in their portfolio. The inclusion of such information may result in an additional fee to the client. We use third-party software for record-keeping, performance calculation, and reporting and we prepare performance reports by using data provided by custodians, investment managers, and independent pricing services.

Non-Advisory Services

We may offer non-advisory services to our clients, including coordination of legal-related and strategic business planning, wealth transfer planning, estate planning, research on trustee placement and multi-generational education planning, administrative, and concierge services among others.

Co-investments

Our Co-investments division provides access, for our network of investors, to private market direct investments in real estate and other alternative asset classes that we source and in which certain of our senior employees and our shareholders have invested alongside our investor network.

We initiated a diversified real estate investment program for our partners in 2010. We follow a thematic investment strategy, selecting sub-sectors based on in-house industry knowledge and long-term analysis of cyclical and geographic trends. Investors, typically HNWIs, single family offices and institutional investors, are invited to participate alongside our employees and shareholders on a deal-by-deal basis. Clients of our IA division who have opted-in to be provided with information on our co-investment transactions are also invited to participate on a deal-by-deal basis. We are the sponsor for these club deals and work with a pre-selected and vetted list of operating partners. In selecting operating partners, we will look for a demonstrable track record across multiple real estate cycles and a strong ability to source pipeline transactions. Our real estate investment team oversees deal origination, due diligence, documentation, and structuring from inception to exit. We are active in our approach to our operating partners, in some instances taking ownership stakes, as well as participating on boards and investment committees. As at December 31, 2022, our Co-investment platform has deployed more than $7 billion of capital (inclusive of capital raised for our real estate funds), of which approximately 15% has been invested by our shareholders and employees.

We have been expanding this Co-investment offering to provide access to proprietary investments in what we believe to be growth equity opportunities in the innovation economy, many of which are at the intersection of impact and innovation. These Co-investment opportunities are also offered to clients on an opt-in basis and provide a means for interested clients and investors to more directly access investments in later stage private companies in a range of transforming industry sectors that we believe offer the potential for high growth.

We also manage and advise a number of real estate investment funds in our Co-investments division (though these are distinct from our usual Co-investment transactions and are marketed differently).

As of December 31, 2022, our Co-investment division had over 250 investors, of which more than 150 were IA clients.

Equity Sale of Investment Adviser to HomeREIT

On December 30, 2022, ARE entered into the Purchase Agreement to sell 100% of the equity in AHRA, investment adviser to Home, to AHRA Holdco, for aggregate consideration equal to the Purchase Price, with such amount being the fair market value of AHRA as of December 30, 2022. The sale was completed concurrently with the execution and delivery of the Purchase Agreement. AHRA Holdco paid the Purchase Price in the form of a Note, subject to extension if mutually agreed upon by the parties thereto.

Co-investment Process Overview

Due Diligence Process

The process through which an investment decision is made involves extensive research into the operating partner, its strategy, its growth prospects, and its ability to withstand adverse conditions. If one or more members of the investment team responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. We also review ESG considerations.

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the investment team in charge of the potential investment. If the members of the investment team are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution

Approval of an investment requires the majority approval of the Co-investments investment committee relevant to the asset class. Once the investment committee has determined that a prospective opportunity is suitable for investment, the investment team works with the operating partner to finalize the structure and terms of the investment.

Co-investment Monitoring and Reporting

We monitor our co-investments on an ongoing basis and provide ongoing periodic reporting to the investors in each transaction.

Family Office Services

Our FOS division provides tailored outsourced family office solutions and administrative services to families, trusts, foundations, and institutions. We are a licensed fiduciary in the UK, Switzerland, and the Isle of Man. Our FOS include:

•	family governance and transition services, including wealth transfer planning, estate planning, and multi-generational education planning;

•	wealth and asset strategy services;

•	trust and fiduciary services;

•	chief financial officers and outsourced family office services;

•	philanthropy services; and

•	lifestyle and special projects services.

We also work with our clients’ other advisors (whether existing or carefully selected or recommended by us) to co-ordinate legal, accounting, and tax advice. We operate in partnership with such third-party advisors and professionals to provide a collegial approach to obtaining the right advice and support for families and their associated structures.

In the Isle of Man and Switzerland, we operate a full offshore trust and corporate service business through a group of Alvarium’s subsidiaries conducting business under the name “LJ Fiduciary”. LJ Fiduciary undertakes the full range of offshore administrative services including:

•	trustee and fiduciary services;

•	entity formation and management;

•	accounting and financial reporting;

•	provision of directors and company secretarial services;

•	registrar and transfer agency services;

•	fund and coinvest vehicle formation, administration, and ongoing management;

•	executive incentives and pension plans;

•	administering entity ownership of IP rights;

•	advice and administration services in connection with investments in marine and aviation assets; and

•	administering entity ownership of fine art and collectibles.

We also operate an authorized AIFM in the UK.

As of December 31, 2022, FOS had $2.5 billion of billable assets from over 300 clients, of which 11 were also IA clients.

Merchant Banking

Our Merchant Banking division is a global corporate advisory practice that services companies principally in the media, consumer, and technology sectors, as well as our wealth management clients around their operational businesses or family holding companies. The team has a proven track record within this field having been involved in over 220 transactions together since 2000 in the United States, Europe, Asia, and the Middle East. Specific services include:

•	M&A advisory services;

•	private placements;

•	public company and IPO advisory services;

•	strategic advisory services;

•	independent board advice; and

•	structured finance advisory services.

Additionally, because of our focus on providing our merchant banking services to companies in the media, consumer, technology and innovation sectors, we have developed a network and connectivity that enables us to gain access to the innovation economy and to source private market direct and co-investment opportunities in later stage, high growth, consumer and technology companies.

History

The firm was established as LJ Capital in 2009 to source direct and co-investments in real estate in the UK and in Central Europe. The firm, rebranded as LJ Partnership, continued to grow, and acquire global clients through acquisitions, including wealth management businesses in the United States, Europe, and Hong Kong. Our first acquisition was Deloitte’s UK Investment Advisory business in 2011. Over the course of 2014 to 2017, we merged with or acquired the former Guggenheim Wealth Management businesses in Miami, Geneva, Lisbon and Hong Kong, and we brought on board a team that originated from their business in New York. Then in 2015, we acquired Salisbury Partners LLP, a UK discretionary investment manager. Over the course of 2018 to 2020, we acquired Iskander in Paris, established a joint venture with Albacore in Lugano, and expanded into Milan. Also in 2019, we merged with London based media, consumer, and technology firm Lepe Partners, creating our merchant banking platform. Finally, in 2019 we also rebranded LJ as Alvarium to reflect our global footprint, our global partners, and our global clients.

Fee Structure

Investment Advisory Fees

Investment management or advisory fees are the primary source of revenue in our investment advisory division. These fees are generally calculated on the basis of a percentage of AUM or AUA depending on whether the contracts are for discretionary investment management or non-discretionary investment advisory services. There are also a small number of clients that pay fixed annual fees. For those management or advisory fees payable on a percentage of AUM or AUA, fees are generally calculated based on the average daily balance values of clients’ portfolios or on the quarter-end values of AUM or AUA (as applicable). These vary depending upon the level and complexity of client assets and are generally billed quarterly in arrears.

Some clients in certain jurisdictions may also pay performance fees. These are non-recurring fees that are only payable if the client portfolio in question achieves a certain hurdle rate of return or if the client’s portfolio return exceeds certain benchmarks, in each case, as such are set out in the investment advisory agreements with such clients. Notwithstanding the foregoing, we have generated performance fees in three of the last four years. Performance fees are only recognized once crystalized and are not accrued.

Co-investment Fees

Private market Co-investments: As sponsor on private market direct and co-investment transactions, we generate income from debt and equity structures relating to specified real estate investments or investments in other alternative asset classes. Private market fees include arrangement, retainer, management, advisory, performance, acquisition, promote and other associated fees as well as interest arbitrage for debt structures. The level of fees generated in each period is linked to activity in the real estate or other relevant markets, which in turn are dependent on various macroeconomic factors.

Arrangement fees are typically 50 to 100 basis points of equity value contributed into a transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are long-term (five to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly or annually.

Incentive Fees (Carried Interest): We may be entitled to a portion of the performance-related entitlements (such as carried interest or promote) that may be payable on exit from Co-investment transactions. Carried interest entitlements are not accrued and are only recognized once crystalized on exit. Such revenues are only received if the investor hurdle (i.e. a minimum return to the investor) is reached and may include a catch-up. A catch-up takes effect when an investor’s returns reach the defined hurdle rate, giving them an agreed level of preferred return. The carried interest recipient then enters a catch-up period, in which it may receive an agreed percentage of the profits until the profit split determined by the carried interest agreement is reached. Carried interest entitlements are based on a percentage of the investor return above such hurdle and are set on a deal and fund basis. Typically, carried interest entitlements represent 10% to 20% of the investors’ equity internal rate of return in excess of an 8% to 15% hurdle, with no carried interest entitlement being payable if the hurdle is not met.

Certain existing Co-investment vehicles, joint ventures and affiliates have entered into advisory and/or management agreements whereby we receive a share of base advisory and/or management fees from the inception of such joint venture or affiliate relationship through to the liquidation of the relevant transaction. Where we have established feeder vehicles for clients, there may also be administration and advisory fees associated with those vehicles (these are earned by our trusts and administration business).

Management of real estate investment funds (public and private): We also generate income in our co-investment division from managing and advising real estate investment funds. Our fees from managing and advising these vehicles are contained in management and advisory contracts relating to the relevant fund and are calculated on a sliding scale of percentages of the net asset value or the market capitalization of the relevant fund as applicable.

Placements and brokerage: Fees are also generated in our Co-investments division from acting as placement agent, broker or bookrunner to investment funds, especially listed or publicly traded investment companies (including investment trusts and real estate investment trusts. Such fees are primarily comprised of a commission payable on completion of the capital raise, with the amount of such commission being calculated as a percentage of the proceeds of the capital raise and payable out of those proceeds. Small retainer fees may also be payable in some circumstances. In the case of listed or publicly traded investment companies, revenues are mostly derived from commissions payable on an IPO or secondary issuance of stock (e.g., via a large single placement (relative to the issuer) or a placement program). Additionally, there may be commission for smaller share issuances, such as tap issuances.

Merchant Banking Fees

M&A advisory fees account for approximately two-thirds of the total fees generated by Alvarium’s merchant banking division. These are primarily success-based fees that are typically 1-2.5% of the financial outcome or target achieved. For capital raises, success fees are typically higher in the 3-5% range—in line with market standards. We also generate small retainer fees that are typically retained in the event of abort or deducted against success fees. In addition, we may also generate a project fee for certain M&A mandates related to the duration of such transaction. Due to the transactional nature of our Merchant Banking division’s services, turnover is non-recurring in nature, although we have several large, longstanding clients, where the relationship spans many years with repeated engagements for services on multiple transactions.

Family Office Service Fees

We generate fees in our FOS division from our private clients and from the administration of structures introduced by, or created for, our Co-investment division. FOS fees comprise initial set up fees, annual responsibility fees and time-based fees. We also recover disbursements at cost and reserve the right to charge a 3% fee to cover office incidentals. The duration of annual income depends on the life of the underlying structure. The average life cycle of a managed structure is in excess of ten years. Annual responsibility fees are charged per billing entity as a minimum and are billed annually in advance. We also generate FOS time-based fees arising from accounting, administration, transactional, review/reporting and other non-investment advisory services. We accrue time-based fees on an as-recorded time basis. We may offer a fixed fee in lieu of the time-based component of FOS fees, usually to long standing clients or large referral clients; however, we review actual time spent versus the amount invoiced under such arrangements regularly. Fixed fees may be billed annually in advance, quarterly in advance or very rarely, quarterly in arrears.

Employees

Diversity is key to our firm’s open culture and long-term success. We recognize the important link between corporate values, employee engagement, and corporate performance. We also strive to foster a supportive environment that cultivates professional growth and development and encourages team members to continuously develop their skills. We consider our relationship with employees to be vital, and are focused on effective attraction, development, and retention of, and compensation and benefits to, human resource talent, including workforce and management development, diversity and inclusion initiatives, and corporate culture and leadership quality, morale, and development, which are vital to the success of our innovation-driven growth strategy. Our values are built on mutual respect, constructive dissent, always operating at the highest standard, and acting in the best interest of our stakeholders.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws, tax laws, securities laws, and privacy laws with respect to individuals’ personal data, and some of our funds invest in businesses that operate in highly regulated industries.

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage, as well as potentially being a criminal offense. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, in any of the jurisdictions in which we operate or elsewhere, may directly affect our mode of operation and profitability.

Rigorous legal and compliance analysis of our businesses and our funds’ investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance, and employee education and training. All employees must annually certify their understanding of and compliance with key global Alvarium policies, procedures, and code of ethics. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for monitoring all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments, document retention, potential conflicts of interest, and the allocation of investment opportunities. We also engage with outside counsel as needed to ensure compliance with applicable laws and regulations.

Many jurisdictions in which we operate also have laws and regulations relating to data privacy, cybersecurity, and protection of personal information, including the EU General Data Protection Regulation, which sets forth rules for the protection of personal data of individuals within the EEA and for the export of such individuals’ personal data outside the EEA, the UK General Data Protection Regulation, which replaced the EU GDPR in the UK on January 1, 2021 but which applies the same rules for the protection of personal data of individuals in the UK and for the export of such individuals’ personal data outside the UK, and the California Consumer Privacy Act, which creates new rights and obligations related to personal data of residents (and households) in California. Any determination of a failure to comply with any such laws or regulations could result in fines and/or sanctions, as well as reputational harm.

To the extent that any of these laws and regulations to which we are subject in the operation of our business or the enforcement of the same become more stringent, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted.

Our broker-dealer subsidiary, Alvarium MB (US) BD, LLC (“Alvarium BD”) is subject to regulation by the SEC, Financial Industry Regulatory Authority, Inc. (“FINRA”), and various state regulators. FINRA conducts the day-to-day administration and regulation of Alvarium BD under the supervision of, and with oversight and enforcement by, the SEC. Alvarium BD is subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), as well as the economic and trade sanction programs administered by OFAC.

Jurisdictions in which we operate

We currently have operations in Australia, France, Hong Kong, the Isle of Man, Italy, New Zealand, Portugal, Singapore, Switzerland, the United Kingdom and the United States. As we expand our operations in the United States, Europe, and other jurisdictions, we will become subject to various legislative frameworks in those jurisdictions. See “Risk Factors—Risks Related to the Target Companies—If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our results of operations, financial condition or business could be harmed.”

Competition

We compete in the wealth management, investment management and advisory, trusts and administration, family office services, asset management, fund management, merchant banking, brokerage, and corporate finance advisory services industries.

Wealth Management

The wealth management industry is highly fragmented, leading to intense competition at both regional and local levels. The industry’s fragmentation is driven by a few key factors, including:

•	Low barriers to entry: launching a wealth management firm entails relatively low start-up costs with little upfront capital; and

•	Local focus: wealth management firms are typically locally focused and expansion beyond a RIA’s local market can require significant costs and senior management resources.

In addition to the competition on the local level, we face intense competition in the markets in which we operate from national and international wealth managers, ranging from large independent wealth managers, wealth managers that sit within larger financial institutions, to private equity-backed wealth management platforms, which have been relatively recently built through serial acquisitions, driving near-term scale, enhanced scope of investment capabilities, and exposure to new markets.

Investment Management (including asset management and fund management)

The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry, and asset basis.

We face competition both in the pursuit of fund investors and investment opportunities. Generally, our competition varies across business lines, geographies, and financial markets. We compete for investors based on a variety of factors, including investment performance, investor perception of investment managers’ drive, focus and alignment of interest, quality of service provided to and duration of relationship with investors, breath of our product offering, business reputation, and the level of fees and expenses charged for services. We compete for investment opportunities at our funds based on a variety of factors, including breadth of market coverage and relationships, access to capital, transaction execution skills, the range of products and services offered, innovation, and price, and we expect that competition will continue to increase.

We compete with public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, and hedge funds. Many of our competitors are substantially larger and may have more financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Lastly, institutional, and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit.

Competition is also intense for the attraction and retention of qualified employees in both of these areas of our business. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Trusts and Administration

The trusts and administration industry is highly competitive, and highly fragmented both in terms of the numbers of providers and the number of locations where they exist. In the Isle of Man alone, there are 121 licensed companies, as listed on the Isle of Man Financial Services Authority website. The industry has gone through a wave of consolidation in the last decade led mainly by private equity, creating a number of large global service providers, with multiple office locations, and at the other end of the spectrum there is a vast array of small owner managed service providers of varying abilities. Competitors lead with relationship building or product sales or both, and often large organizations and small organizations alike compete in the same space for the same business. Service providers are not geographically aligned, with service providers competing for business across the world. The industry relies heavily on referrals of business, which demands the maintenance of strong relationships with professional intermediaries such as lawyers and accountants. Our positioning is to be mid-size, and to provide high quality service based on relationships of trust and confidence, to do so in markets we understand and, rather than seek multiple global footprint or to be a bulge bracket organization, to focus instead on select and high end business undertaken working with a community of expert intermediaries from a smaller number of key office locations. The ability to recruit the quality personnel required to provide the service levels necessary has also intensified over the past 18 months so that for us to continue to grow and support our client base requires us to provide an engaging and fulfilling working environment, with appropriate levels of incentivization.

Family Office Services

The provision of family office services is a very bespoke market and, as a term, it is used to describe a range of different levels of activity which makes it difficult to differentiate in the marketplace. The term is used to describe what some law and accountancy practices offer their clients, but also what some specialist private banks do as an adjunct to their banking services, and then some families create their own family office service to meet their family administration needs, and some again then offer their platform out to other families. Consequently, the market is made up of service providers using the same term to describe varying levels and complexity of service, with the majority focused on low level support. The main competitive challenge we face in developing new business is therefore trying to explain that the depth and sophistication of our family office services should not be confused with so many others in the market, and that we offer significant value add especially to the most complicated of clients beyond simple accounting/bookkeeping or concierge based services that are the main focus of many other competitors. We act as an extension to the family, their assets and their structures, ensuring best practices around governance, management and oversight, and reporting. We go where our clients take us both geographically and in the disciplines and issues we are required to engage with. The ability of our family office professionals to work with existing professional advisers and other service providers, to coordinate each family’s affairs and to deal with issues that arise, is where we differentiate ourselves. It is nevertheless a challenge to demonstrate the range and depth of our abilities at an early stage in a potential client engagement since it takes time and mutual experience to build relationships of confidence and trust.

The staff who work with the families we look after have to be able to work efficiently and effectively with individuals who are very successful in their chosen fields, and may be household names. There is a limited talent pool of such personnel and in order to recruit and retain staff we focus on providing an engaging and fulfilling working environment, with appropriate levels of incentivization.

Merchant Banking, Brokerage and Corporate Finance Advisory Services

We compete globally with other regulated corporate finance advisory firms. Our current and potential future competition principally comes from incumbent regulated advisory boutiques, established financial companies, banks, and other asset management firms and technology platforms. Some of our competitors have longer operating histories and greater capital resources than we have and offer a wider range of products and services.

ITEM 1A. RISK FACTORS

Risk Factor Summary

The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below in this section entitled “Risk Factors” in Item 1A. of this Annual Report. These risks include, but are not limited to, the following:

•	If we are unable to compete effectively, our business and financial condition could be adversely affected.

•	We may be materially adversely affected by the COVID-19 pandemic.

•

Changes in market and economic conditions (including as a result of the ongoing COVID-19 pandemic) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

•

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies that may otherwise exist across our various businesses.

•	Failure to properly disclose conflicts of interest could harm our reputation, results of operations, financial condition or business.

•	Conflicts of interest may arise in our allocation of co-investment opportunities.

•	Conflicts of interest may arise in our allocation of costs and expenses and increased regulatory scrutiny and uncertainty with regard to expense allocation may increase the risk of harm.

•

We are subject to extensive government regulation, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.

•

We may expand our business and may enter into new lines of business or geographic markets, which may result in additional risks and uncertainties and place significant demands on our administrative, operational and financial resources. There can be no assurance that we will be able to successfully manage this growth.

•

We may be subject to increasing scrutiny from our clients with respect to the societal and environmental impact of investments we make, which may adversely impact our ability to retain clients or to grow our client base and assets under management or assets under advisement, and also may cause us to more likely invest client capital based on societal and environmental factors instead of investing client capital in the investment opportunities with the highest return potential for a particular level of risk.

•	We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

•

If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our results of operations, financial condition or business could be harmed.

•	We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

•

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments. Any breach of our credit facilities could have a material adverse effect on our business and financial condition.

•	Confidentiality agreements with employees, consultants, and others may not adequately prevent disclosure of trade secrets and other proprietary information.

•	The success of our business depends on the identification and availability of suitable investment opportunities for our clients.

•	The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.

•

Dependence on leverage by certain funds, underlying investment funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our funds to achieve attractive rates of return on their investments.

•	Defaults by third-party investors could adversely affect that fund’s operations and performance.

•

Our failure to comply with investment guidelines of our clients could result in damage awards against us or a reduction in AUM, either of which would cause our earnings to decline and adversely affect our business.

•

We may not have control over the day-to-day operations of many of the funds included in our investments or and we do not have control over the business of the External Strategic Managers in which we have made strategic investments.

•

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risks could adversely affect our reputation and financial condition.

•

Our investment advisory contracts may be terminated or may not be renewed by investors or fund boards on favorable terms and the liquidation of certain funds may be accelerated at the option of investors.

•	We rely on our management team to grow our business, and the loss of key management members, or an inability to hire key personnel, could harm our business.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before making an investment in our Class A Common Stock or Warrants. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A Common Stock and Warrants could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Business and Industry

We are a holding company and our only material asset is our interest in our subsidiaries, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

Since the completion of the Business Combination, we are a holding company with no material assets other than the equity interests in its direct and indirect subsidiaries, including Umbrella. As a result, we will have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement, dated as of January 3, 2023, (the “Tax Receivable Agreement”) between the Company and the TWMH Members, the members of TIG GP (the “TIG GP Members”) and the members of TIG MGMT (the “TIG MGMT Members”) and pay dividends will depend on the financial results and cash flows of our subsidiaries and the distributions we receive from our subsidiaries. Deterioration in the financial condition, earnings or cash flow of such subsidiaries for any reason could limit or impair such subsidiaries’ ability to pay such distributions. Additionally, to the extent that we need funds and our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or our subsidiaries are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Subject to the discussion herein, Umbrella will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Umbrella common units. Accordingly, we will be required to pay income taxes on its allocable share of any net taxable income of Umbrella. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of Alvarium Tiedemann Capital, LLC, effective as of January 3, 2023 (the “Umbrella LLC Agreement”), Umbrella is obligated to make tax distributions to holders of Umbrella common units (including the Company) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to its operations, including its payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by Umbrella (excluding payment obligations under the Tax Receivable Agreement). We intend to cause Umbrella to make ordinary distributions and tax distributions to holders of Umbrella common units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments we make under the Tax Receivable Agreement and dividends, if any, we declare. However, as discussed above, Umbrella’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of Umbrella and restrictions on distributions that would violate any applicable restrictions contained in Umbrella’s debt agreements, or any applicable law, or that would have the effect of rendering Umbrella insolvent. Any restrictions on the ability of Umbrella’s subsidiaries to make dividends or distributions to Umbrella would also reduce the cash available to Umbrella to make distributions. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

Dividends on our shares, if any, will be paid at the discretion of the board of directors (the “Board”), which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on its ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our shareholders. In addition, entities are generally prohibited under relevant law from making a distribution to a shareholder to the extent that, at the time of the distribution, after giving effect to the distribution, the liabilities of such entity (subject to certain exceptions) exceed the fair value of its assets. If our subsidiaries do not have sufficient funds to make distributions, the Company’s ability to declare and pay cash dividends may also be restricted or impaired.

Our revenue is derived from fees correlated to the amount of assets under management and assets under advisement that we have and the performance of our investment strategies and/or products. Poor performance of our investments in the future or terminations of significant client relationships, in each case, resulting in a reduction in assets under management or advisement, could have a materially adverse impact on our results, financial condition or business.

The success and growth of our business is dependent upon the performance of our investments. Positive performance of our investments will not necessarily result in the holders of our common shares experiencing a corresponding positive return on their shares. However, poor performance of our investments could cause a decline in our revenues as a result of reduced management fees and incentive fees from our clients, as applicable, and may therefore have a materially adverse impact on our results. If we fail to meet the expectations of our clients or our investments otherwise experience poor investment performance, whether due to general economic and financial conditions, our investment acumen or otherwise, our ability to retain existing assets under management or advisement and attract new clients could be materially adversely affected and our management fees and/or incentive fees would be reduced. Furthermore, even if the investment performance of our investments is positive, our business or financial condition could be materially adversely affected if we are unable to attract and retain additional assets under management and assets under advisement consistent with our past experience, industry trends or investor and market expectations.

If we are unable to compete effectively, our business and financial condition could be adversely affected.

The industry in which we operate is intensely competitive, with competition based on a variety of factors, including investment performance, the scope and the quality of service provided to clients, brand recognition, business reputation and price. Our business competes with a number of private equity funds, hedge funds, wealth managers, specialized investment funds, solutions providers and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. Additionally, developments in financial technology, such as distributed ledger technology, commonly referred to as blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:

•	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•

some of our competitors have significant amounts of capital or are expected to raise significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that our investments seek to exploit;

•	some of our investments may not perform as well as competitors’ funds or other available investment products;

•

some of our competitors may have a lower cost of capital, which may be exacerbated to the extent potential changes to the Internal Revenue Code of 1986, as amended (the “Code”) limit the deductibility of interest expense;

•	some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•

some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;

•	some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do; and

•	other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

We may find it harder to attract and retain wealth management clients and raise new funds, and we may lose investment opportunities in the future, if we do not match the prices, structures and terms offered by our competitors. We may not be able to maintain our current fee structures as a result of industry pressure from investors to reduce fees. In order to maintain our desired fee structures in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize them to pay our desired fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.

The anticipated benefits of the Business Combination may not be realized or may take longer than expected to realize.

The future success of the Business Combination, including its anticipated benefits, depends, in part, on our ability to optimize our combined operations, which will be a complex, costly and time-consuming process. If we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period. There can be no assurances that we will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the Business Combination.

The integration of the Target Companies may present material challenges, including, without limitation:

•	combining the leadership teams and corporate cultures of TWMH, the TIG Entities and Alvarium;

•

the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or more of the businesses as a result of the devotion of management’s attention to the Business Combination or integration of the businesses;

•	managing a larger combined business;

•	maintaining employee morale and retaining key management and other employees at the combined company, including by offering sufficiently attractive terms of employment;

•	retaining existing business and operational relationships, and attracting new business and operational relationships;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•

managing expense loads and maintaining currently anticipated operating margins given that the Target Companies are different in nature and therefore may require additional personnel and compensation expenses, which expenses may be borne by us, rather than our funds; and

•	unanticipated issues in integrating information technology, communications and other systems.

Some of those factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies, potential cost savings, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.

We may be materially adversely affected by the COVID-19 pandemic.

The outbreak of the COVID-19 pandemic led much of the world to institute stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations, many of which have has adversely impacted global commercial activity and contributed to significant volatility and a downturn in global financial markets. While many of these restrictions are being relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains, and jurisdictions may reimpose restrictions in an effort to mitigate risks to public health. Moreover, even where restrictions are and remain lifted, personal medical concerns could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. As a result, we are unable to predict the ultimate adverse impact of the pandemic, but it has affected, and may further affect, our business in various ways, including the following:

•

We operate our business globally, with clients across North America, Europe, Asia-Pacific and Latin America. The ability to easily travel and meet with prospective and current clients in person helps build and strengthen our relationships with them in ways that telephone and video conferences may not always afford. In addition, the ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity that may not be achieved when coming to the office every day is not an option. Further, our investment strategies target opportunities globally. The reinstatement of restrictions on travel and public gatherings as well as stay-at-home orders could lead to most of our client and prospect meetings not taking place in person, and a significant portion of our employees working from home. As a consequence, our ability to generate new clients, market our funds and raise new business may be impeded (which may result in lower or delayed revenue growth), it may become more difficult to conduct due diligence on investments (which can impede the identification of investment risks) and an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks.

•

A slowdown in fundraising activity has in the past resulted in delayed or decreased management fees and could result in delayed or decreased management fees in the future compared to prior periods. In addition, in light of declines in public equity markets and other components of their investment portfolios, investors may become restricted by their asset allocation policies from investing in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments. We may also experience a slowdown in the deployment of our capital, which could also adversely affect our ability to raise capital, including for new or successor funds.

•

To the extent the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could impact revenues, particularly for our funds that charge fees on invested capital.

•	Our liquidity and cash flows may be adversely impacted by declines or delays in realized incentive fees and management fee revenues.

•

Certain of our clients invest in industries that have been materially impacted by the COVID-19 pandemic, including healthcare, travel, entertainment, hospitality and retail. Companies in these industries are facing operational and financial hardships resulting from the pandemic, and if conditions do not improve, they could continue to suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments.

•

COVID-19 presents a threat to our employees’ well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. Further, local COVID-19-related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us to increased risk of litigation for non-compliance.

•

We anticipate that regulatory oversight and enforcement will become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets.

We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of availability, effectiveness and public acceptance of one or more treatments or vaccines for COVID-19; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may materially adversely affect us.

Changes in market and economic conditions (including as a result of the ongoing COVID-19 pandemic) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

We operate in the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic and geopolitical conditions and general trends in business and finance that are beyond our control, and could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters, pandemics and outbreaks of disease or similar public health concerns such as the COVID-19 pandemic and other factors that are difficult to predict. In the event that the U.S. or international financial markets suffer a severe or prolonged economic downturn, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

Significant fluctuations in securities prices have and will continue to materially affect the value of the assets we manage and may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based revenue could be materially and adversely affected. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or

•	revenues from the properties underlying our real estate investments could decrease due to fewer tenants and/or lower rental rates.

During the year ended December 31, 2022, inflation has accelerated globally (including in the United States and the United Kingdom) and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt and general and administrative expenses, as these costs could increase at a rate higher than our revenue. The Board of Governors of the Federal Reserve System, the Bank of England and other central banks have raised interest rates throughout the year ended December 31, 2022 to combat inflation and restore price stability and it is expected that rates will continue to rise through 2023. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows, earnings and asset and liability valuations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies that may otherwise exist across our various businesses.

In an effort to mitigate potential conflicts of interest and address regulatory, legal and contractual requirements and contractual restrictions, we have implemented certain policies and procedures (for example, information sharing policies) that may reduce the positive synergies that would otherwise exist across our various businesses. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them. Additionally, the terms of confidentiality or other agreements with or related to companies in which we have entered, either on our own behalf or on behalf of any of our clients, sometimes restrict or otherwise limit the ability of us or our clients to make investments or otherwise engage in businesses or activities competitive with such companies.

Failure to properly disclose conflicts of interest could harm our reputation, results of operations, financial condition or business.

We currently provide or may in the future provide a broad spectrum of financial services, including investment advisory, broker-dealer, asset management, loan origination, capital markets, special purpose acquisition company sponsorship and idea generation. Because of our size and the variety of investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. In the ordinary course of business, we engage in activities in which our interests or the interests of our clients may conflict with the interests of other clients, including the investors in our funds. Such conflicts of interest could adversely affect one or more of our clients and/or our performance or returns to our investors.

Certain of our clients may have overlapping investment objectives, including clients that have different fee structures and/or investment strategies that are more narrowly focused, and potential conflicts may arise with respect to allocation of investment opportunities among those clients. We will, from time to time, be presented with investment opportunities that fall within the investment objectives of multiple clients. In such circumstances, we will seek to allocate such opportunities among our clients on a basis that we reasonably determine in good faith to be fair and equitable, and may take into account a variety of relevant factors in determining eligibility, including the investment team primarily responsible for sourcing or performing due diligence on the transaction, the nature of the investment focus of each client, the relative amounts of capital available for investment, anticipated expenses to the applicable client and/or to us with regard to investment by our various clients, the investment pacing and timing of our clients and other considerations deemed relevant by us. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that investors could challenge allocation decisions as inconsistent with our obligations under applicable law, governing client agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with investors.

Our clients may invest in companies in which we or one or more or our other clients also invest, either directly or indirectly. Investments in a company by certain of our clients may be made prior to the investment by other clients, concurrently, including as part of the same financing plan or subsequent to the investments by such other clients. Any such investment by a client may consist of securities or other instruments of a different class or type from those in which other of our clients are invested, and may entitle the holder of such securities and other instruments to greater control or to rights that otherwise differ from those to which such other clients are entitled. In connection with any such investments—including as they relate to acquisition, owning, and disposition of such investments—our clients may have conflicting interests and investment objectives, and any difference in the terms of the securities or other instruments held by such parties may raise additional conflicts of interest for our clients and us. Our failure to adequately mitigate these conflicts could give rise to regulatory and investor scrutiny.

In the ordinary course of our investment activities on behalf of our clients, we receive investment-related information. We do not generally establish information barriers between internal investment teams. To the extent permitted by law, investment professionals have access to and make use of such investment-related information in making investment decisions for our clients. Therefore, information related to investments made on behalf of a particular client may inform investment decisions made in respect of another of our clients or otherwise be used and monetized by us. The access and use of this information may create conflicts between our clients and between our clients and us, and no client, including any fund investor, is entitled to any compensation for any profits earned by another client or us based on our use of investment-related information received in connection with managing such clients.

Certain persons employed by or otherwise associated with us are related to, or otherwise have business, personal, political, financial, or other relationships with, persons employed by or otherwise associated with service providers engaged for our clients, and third-party investment managers with whom we invest on behalf of our clients. These types of relationships may also influence us in deciding whether to select or recommend such a service provider to perform services for a particular client or to make or redeem an investment on behalf of a client.

Additionally, we permit employees, former employees and other parties associated with the firm to invest in or alongside our funds on a no-fee, no-carry basis. These arrangements may create a conflict in connection with investments we make on behalf of our clients.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new investors or retain existing clients.

Our entitlement and that of certain of our shareholders and employees to receive carried interest or performance-based fees from certain of our funds and other products may create an incentive for us to make more speculative investments and determinations on behalf of our funds and other products than would be the case in the absence of such carried interest or performance-based fees.

Some of our existing funds and other products receive carried interest or performance-based fees, all or a portion of which, is allocated to us. In the future we expect to establish new funds and other products, where none or only a small portion of the carried interest or performance-based fees will be allocated to us. Instead, some or all of the carried interest or performance-based fees will be allocated to certain of our shareholders and employees in vehicles not owned or controlled by us. Carried interest and performance-based fees may create an incentive for us or our investment professionals to make more speculative or riskier investments and determinations, directly or indirectly on behalf of our funds and products, or otherwise take or refrain from taking certain actions that we would otherwise make in the absence of such carried interest or performance-based fees. It may also create incentives to influence how we establish economic terms for future funds and products. In addition, we may have an incentive to make exit determinations based on factors that maximize performance economics in favor of certain of our shareholders and employees relative to us and our non-participating shareholders. Our failure to appropriately address any actual, potential or perceived conflicts of interest resulting from our entitlement to receive carried interest or performance-based fees from our funds and other products could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including limiting our ability to raise additional funds and other products, attract new clients or retain existing clients.

In the future we expect to pay an increased amount of carried interest and performance-based fees to our investment professionals and other personnel in order to attract and retain them, which may result in a reduction of our revenues and a decrease in our profit margins.

In order to recruit and retain existing and future investment professionals and other key personnel, and to further align the interests of our investment professionals and other personnel with the investment performance of our funds and other products, we expect to increase the level, or change the form or composition, of the amounts we pay to them, including providing them with a greater share of carried interest or performance-based fees. If we increase these amounts, it will likely reduce our revenues, or cause a higher percentage of our revenue to be paid out in the form of compensation, adversely impacting our profit margins. To the extent an increased share of carried interest and performance-based fees are insufficient to ensure an adequate amount of cash is received by our investment professionals and other key personnel, we may not be able to adequately attract or retain them.

Conflicts of interest may arise in our allocation of co-investment opportunities.

As a general matter, our allocation of co-investment opportunities is entirely within our discretion and there can be no assurance that co-investments of any particular type or amount will be allocated to any of our clients or investors. There can be no assurance that co-investments will become available and we will take into account a variety of factors and considerations we deem relevant in our sole discretion in allocating co-investment opportunities, which may include, without limitation, whether a potential co-investor has expressed an interest in evaluating co-investment opportunities, whether a potential co-investor has a history of participating in such opportunities with us, the size and interest of the opportunity, the economic terms applicable to such investment for such investor and us, whether allocating to a potential co-investor will help establish, recognize, strengthen and/or cultivate existing relationships with an existing or prospective investor and such other factors as we deem relevant under the circumstances. The allocation of co-investment opportunities by us sometimes involves a benefit to us including, without limitation, management fees, carried interest or incentive fees or allocations from a co-investment opportunity. In certain circumstances, we, our affiliates and our respective employees or any designee thereof and other companies, partnerships or vehicles affiliated with us may be permitted to co-invest side-by-side with our clients and may consummate an investment in an investment opportunity otherwise suitable for a client.

Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among our clients and investors and the terms of any such co-investments. Our client agreements typically do not mandate specific allocations with respect to co-investments. Our investment advisers may have an incentive to provide co-investment opportunities to certain investors in lieu of others. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances, co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and our other clients). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our client agreements or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such clients or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that investors could challenge allocation decisions as inconsistent with our obligations under applicable law, governing client agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with investors.

Changes to the method of determining the London Interbank Offered Rate (“LIBOR”) or the selection of a replacement for LIBOR may affect the value of investments held by our funds and could affect our results of operations and financial results.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our funds, and in particular our business development companies (“BDCs”), typically use LIBOR as a reference rate in term loans they extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. In addition, in March 2021, the FCA announced that LIBOR will no longer be provided for the one-week and two-month U.S. dollar settings after December 21, 2021 and that publication of the U.S. dollar settings for the overnight, one-month, three-month, six-month and 12-month LIBOR rates will cease after June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2023.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Although SOFR plus the recommended spread adjustment appears to be the preferred replacement rate for U.S. dollar LIBOR, and its use continues to steadily grow, at this time it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to our portfolio companies or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, our funds, borrowers of our funds and the External Strategic Managers in which we have made strategic investments and their respective portfolio companies may need to renegotiate the credit agreements extending beyond 2023 that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which, to the extent our funds are lenders, could have an adverse impact on their performance, could have an adverse impact on our funds’ and their portfolio companies’ results of operations. Moreover, if LIBOR ceases to exist, our funds and their portfolio companies may need to renegotiate certain terms of their credit facilities. If our funds and their portfolio companies are unable to do so, amounts drawn under their credit facilities may bear interest at a higher rate, which would increase the cost of their borrowings and, in turn, affect their results of operations.

Conflicts of interest may arise in our allocation of costs and expenses, and increased regulatory scrutiny and uncertainty with regard to expense allocation may increase the risk of harm.

We have a conflict of interest in determining whether certain costs and expenses are incurred in the course of operating our business. For example, we have to determine whether the costs arising from newly imposed regulations and self-regulatory requirements should be paid by our clients or by us. Our clients generally pay or otherwise bear all legal, accounting, filing, and other expenses incurred in connection with organizing and establishing the funds or other investment vehicles and the offering of interests in those structures. In addition, our clients generally pay all expenses related to the operation of the funds, investment vehicles or accounts and their investment activities. We also determine, in our sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses, incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among our funds and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable. This could result in one or more of our clients bearing more or less of these expenses than other investors or potential investors in the relevant investments or a fund paying a disproportionate share, including some or all, of the broken deal expenses or other expenses incurred by potential investors. Parties that seek to participate in a particular investment opportunity we offer on a co-investment basis may not share in any broken deal expenses in the event such opportunity is not consummated.

While we historically have and will continue to allocate the costs and expenses of our clients in a fair and equitable basis and in accordance with our policies and procedures, due to increased regulatory scrutiny of expense allocation policies in the private investment funds realm, there is no guarantee that our policies and procedures will not be challenged by our supervising regulatory bodies. If we or our supervising regulators were to determine that we have improperly allocated such expenses, we could be required to refund amounts to our clients and could be subject to regulatory censure, litigation from our investors and/or reputational harm, each of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to litigation and regulatory examinations and investigations.

The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations, including any enforcement action brought by the SEC against us, could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending us in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services.

We are subject to extensive government regulation, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.

Our business activities are subject to extensive and evolving laws, rules and regulations. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our business, financial condition, results of operations, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate.

Governmental authorities around the world have implemented or are implementing financial system and participant regulatory reform in reaction to volatility and disruption in the global financial markets, financial institution failures and financial frauds. Such reform includes, among other things, additional regulation of investment funds, as well as their managers and activities, including compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation to managers; and books and records, reporting and disclosure requirements. We cannot predict with certainty the impact on us, our clients, or on alternative investment funds generally, of any such reforms. Any of these regulatory reform measures could have an adverse effect on our clients’ investment strategies or our business model. We may incur significant expense in order to comply with such reform measures and may incur significant liabilities if regulatory authorities determine that we are not in compliance.

Our business is subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the IRS, FINRA and other regulatory agencies. Any change in such regulation or oversight could have a material adverse effect on our business, financial condition and results of operations. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business, financial condition and results of operations could be materially and adversely affected. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of certain of our subsidiaries’ registrations as investment advisors or as a broker-dealer, as applicable. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.

In the wake of highly publicized financial scandals, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of investment opportunities, disclosures to investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our clients or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit may result in our being subject to new and increased regulations if we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

We are subject to the fiduciary responsibility provisions of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the prohibited transaction provisions of ERISA and Section 4975 of the Code in connection with the management of certain of funds. With respect to these funds, this means that (1) the application of the fiduciary responsibility standards of ERISA to investments made by such funds, including the requirement of investment prudence and diversification, and (2) certain transactions that we enter into, or may have entered into, on behalf of these funds, in the ordinary course of business, are subject to the prohibited transactions rules under Section 406 of ERISA and Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of an ERISA plan, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA), or “disqualified person” (as defined in the Code), with whom we engaged in the transaction. In addition, a court could find that our funds that invest directly in operating companies have formed a partnership-in-fact conducting a trade or business with such operating companies and would therefore be jointly and severally liable for these companies’ unfunded pension liabilities.

In addition, certain of the Target Companies and their respective subsidiaries are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As certain of our subsidiaries are registered investment advisors, they have fiduciary duties to our clients. Similarly, one of our subsidiaries is registered as a broker-dealer with the SEC and are a member of FINRA. As such, we are also subject to the requirements and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and FINRA rules. A failure to comply with the obligations imposed by the Advisers Act, the Exchange Act or FINRA rules, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in examinations, investigations, sanctions and reputational damage, and could have a material adverse effect on our business, financial condition and results of operations.

The Foreign Investment Risk Review Modernization Act significantly increased the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations of the reform legislation, which became effective on February 13, 2020, CFIUS has the authority to review and potentially recommend that the President of the United States block or impose conditions on non-controlling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our clients to realize value from certain existing and future investments.

In the EU, MiFID II requires, among other things, all MiFID investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of Brexit. This is because the UK is both: (i) no longer generally required to transpose EU law in to UK law; and (ii) electing to transpose certain EU legislation into UK law subject to various amendments and subject to the FCA’s oversight rather than that of EU regulators. Taken together, (i) and (ii) could result in divergence between the UK and EU regulatory frameworks.

In addition, across the EU, we are subject to the Alternative Investment Fund Managers Directive (“AIFMD”), under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations. As described above, Brexit and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with AIFMD across both the UK and EU.

The EU Securitization Regulation (the “Securitization Regulation”), which became effective on January 1, 2019, imposes due diligence and risk retention requirements on “institutional investors,” which includes managers of alternative investment funds assets, and constrains the ability of alternative investment funds to invest in securitization positions that do not comply with the prescribed risk retention requirements. The Securitization Regulation may impact or limit our funds’ ability to make certain investments that constitute “securitizations” and may impose additional reporting obligations on securitizations, which may increase the costs of managing such vehicles.

A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) went into effect on June 26, 2021. IFR/IFD introduced a bespoke prudential regime for most MiFID investment firms to replace the one that previously applied under the fourth Capital Requirements Directive and the Capital Requirements Regulation. IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. As the application dates for IFR/IFD fall outside the end of the Brexit transition period, the UK is not required to implement the legislation and will instead establish a new Investment Firms Prudential Regime which is intended to achieve similar outcomes to IFD/IFR. There is a risk that the new regime will result in higher regulatory capital requirements for affected firms and new, more onerous remuneration rules, as well as re-cut and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things), each of which could have a material impact on our European operations, although there are transitional provisions allowing firms to increase their capital to the necessary level over three to five years.

It is expected that additional laws and regulations will come into force in the EEA, the EU, the UK and other countries in which we operate over the coming years. These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from investors. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

We are subject to U.S. foreign investment regulations, which may impose conditions on or limit certain investors’ ability to purchase or maintain our Common Stock.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by CFIUS.

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but where they afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

The Business Combination resulted in investments in various U.S. entities by non-U.S. persons that could be considered by CFIUS to result in a covered control transaction that CFIUS would have authority to review. IlWaddi Cayman Holdings (“IlWaddi”) is organized in the Cayman Islands and has its principal place of business in Qatar, and its sole ultimate beneficial owner is a Qatar national, and, following the closing of the Business Combination and the private placement of Class A Common Stock pursuant to which the PIPE Investors, upon the terms and subject to the conditions set forth in subscription agreements, dated September 19, 2021, by and between the Company and the PIPE Investors, as amended on October 25, 2022 (the “Subscription Agreements”), purchased 16,836,715 shares of Class A Common Stock for a purchase price of $9.80 per share, for an aggregate purchase price of $164,999,807 (the “Private Placement”), holds approximately 19.8% of our issued and outstanding Common Stock. Global Goldfield Limited (“GCL”) is organized in and has a principal place of business in Hong Kong, and its sole ultimate beneficial owner is a Hong Kong national, and, following the closing of the Business Combination and the Private Placement, holds approximately 9.8% of our issued and outstanding Common Stock. Several of our directors and executive officers, including each of such persons who is currently a partner and/or officer of Alvarium, are also citizens and/or residents of countries other than the United States. While we do not believe that any of the foregoing foreign persons or entities, nor any other foreign person or entity, “controls” us or any of our subsidiaries, CFIUS or another U.S. governmental agency could choose to review the Business Combination or any of our past or proposed transactions involving new or existing foreign investors, even if a filing with CFIUS is or was not required at the time of such transaction.

There can be no assurances that CFIUS or another U.S. governmental agency will not choose to review the Business Combination or any of our past or proposed transactions. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and, in the event that CFIUS reviews the Business Combination or one or more proposed or existing investments by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the Business Combination or to such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things), or CFIUS could require us to divest a portion of the Target Companies.

Changes in tax law or policy could increase our effective tax rate and tax liability or the taxes payable by investors in our funds or holders of shares of our Common Stock, each of which could have a material adverse effect on our business, financial condition and results of operations.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.

Additional changes to U.S. federal income tax law are currently being contemplated, and future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds and diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

We may be subject to the Excise Tax included in the Inflation Reduction Act of in connection with redemptions of our Class A ordinary shares after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on any domestic corporation the stock of which is traded on an established securities market (a “covered corporation”) that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, subject to certain exceptions and adjustments. Because the combined company is a Delaware corporation and our securities trade on Nasdaq following the business combination, we are a “covered corporation” within the meaning of the Inflation Reduction Act following the business combination and the Excise Tax may apply to redemptions of our Class A ordinary shares after December 31, 2022.

If we issue stock in the same taxable year as redemptions or other repurchases of our stock, such issuances generally will reduce the amount of our Excise Tax liability. As a result of this “netting rule,” we do not expect to have a material Excise Tax liability in respect of the redemptions that occurred in connection with the business combination.

Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.

We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including with respect to servicing existing investors, finding new investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our clients invest or which we or our clients acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition and results of operations.

We may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our business, financial condition and results of operations.

Our operations in Hong Kong may be adversely affected by political and trade tensions between the U.S. and China.

In our client portfolios, we maintain (depending upon client objective and mandate) allocations of investments in Asian equities and Emerging Market Funds. In both cases, we have direct exposure to Hong Kong equities, Chinese equities and equities of other Asian countries for which China is a significant export market. In the case of a significant change in how the Chinese government treats Hong Kong or its shares, or how China itself evolves from a sovereign risk perspective, there may be risk to the valuation of these shares. Our Hong Kong wealth management business represents $0.7 billion in AUM as of December 31, 2022, which represents approximately 1.1% of our AUM and 1.5% of revenue for the year ended December 31, 2022. Moreover, more than 99% of our Hong Kong client assets are custodied in locations other than China or Hong Kong.

Our business operations and financial condition may be affected by political and legal developments in Hong Kong. Hong Kong is a special administrative region of the Peoples’ Republic of China (the “PRC”) and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”.

However, there is no assurance that the PRC will not cause changes in the economic, political and legal environment in Hong Kong in the future. Based on certain recent developments, including the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. Any reduction in Hong Kong’s autonomy may have adverse global implications. Tensions between the United States and China with respect to international trade policy, human rights and relations with Taiwan and Russia may result in the imposition of tariffs or economic sanctions, the application of which may be extended to Hong Kong. Legislative or administrative actions with respect to China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our ordinary shares could be adversely affected.

Any reduction on Hong Kong’s autonomy would limit the predictability of the Hong Kong legal system and could limit the availability of legal protections.

If the PRC attempts to alter its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. On June 30, 2020, China’s top legislature unanimously passed a new National Security Law for Hong Kong that was enacted on the same day. Similar to PRC’s laws and regulations, the interpretation of National Security Law involves a degree of uncertainty.

Additionally, it may be difficult for U.S. regulators to investigate or carry out inspections, of any kind, into or regarding our operations due to the complex relationships between and among the United States, Hong Kong, and the PRC. There is also uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts or U.S. regulators overseas within their own jurisdictions. We cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our customers.

In addition, any attempts by the PRC government to reduce Hong Kong’s autonomy may pose an immediate threat to the stability of the economy in Hong Kong and lead to civil unrest. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience may adversely affect our business operations in Hong Kong.

We may expand our business and may enter into new lines of business or geographic markets, which may result in additional risks and uncertainties and place significant demands on our administrative, operational and financial resources. There can be no assurance that we will be able to successfully manage this growth.

We currently generate substantially all of our revenues from either management fees and/or incentive fees. However, we intend to grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets. Introducing new types of investment structures, products and services could increase our operational costs, and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. For example, we have recently launched certain funds that seek to capitalize on investment opportunities associated with projects undertaken by organized labor and investment opportunities accessed by investing with minority-owned investment firms, which in each case may be subject to greater levels of regulatory scrutiny. Also, we may serve as sponsor to one or more special purpose acquisition companies. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.

Entry into certain lines of business or geographic markets or the introduction of new types of products or services may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.

Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and may require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we may face significant challenges in:

•	maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;

•	providing current and future investors and shareholders with accurate and consistent reporting;

•	implementing new or updated information and financial systems and procedures; and

•	training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.

We may not be able to manage our expanding operations effectively and may not be ready to continue to grow because of operational needs, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. In addition, if we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

We may be subject to increasing scrutiny from our clients with respect to the societal and environmental impact of investments we make, which may adversely impact our ability to retain clients or to grow our client base and assets under management or assets under advisement, and also may cause us to more likely invest client capital based on societal and environmental factors instead of investing client capital in the investment opportunities with the highest return potential for a particular level of risk.

In recent years, certain investors, including U.S. public pension funds and certain non-U.S. investors, have placed increasing importance on the impacts of investments to which they invest or commit capital, including with respect to environmental, social and governance (“ESG”) matters. Investors for whom ESG matters are a priority may decide to redeem or withdraw previously committed capital from our funds and accounts (where such withdrawal is permitted) or to not invest or commit capital to future funds or accounts as a result of their assessment of our approach to and consideration of the social cost of our investments or their assessment of the potential impact of investments made by our competitors’ funds and other products. To the extent our access to capital from investors, including public pension funds, is impaired, we may not be able to maintain or increase the size of our funds, investment vehicles or accounts or raise sufficient capital for new funds, investment vehicles or accounts, which may adversely impact our revenues.

The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the US and the EU. A lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to ESG matters may attract increased regulatory scrutiny of our business and could result in fines and/or other sanctions being levied against us.

The European Commission has proposed legislative reforms, which include, without limitation: (a) Regulation 2019/2088 regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, for which most rules took effect beginning on March 10, 2021; (b) a proposed regulation regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which will take effect in a staggered approach following the first phase which came into effect as of January 1, 2022; and (c) amendments to existing regulations including MiFID II and AIFMD to embed ESG requirements. As a result of these legislative initiatives, we may be required to provide additional disclosure to investors in our funds with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways.

As of January 2021, ERISA regulations required that an ERISA plan fiduciary base its investment decisions solely on “pecuniary” factors, which include factors that the fiduciary “prudently determines are expected to have a material effect on the risk and/or return of an investment based on appropriate investment horizons consistent with the plan’s investment objectives and the funding policy established pursuant to section 402(b)(1) of ERISA.” The regulations provide a limited exception allowing an ERISA plan fiduciary to consider non-pecuniary factors where pecuniary factors are not determinative, provided certain substantive conditions are met. On November 22, 2022, the Department of Labor released a final rule related to fiduciary requirements for ERISA plan fiduciaries when considering ESG factors in selecting investments, clarifying that fiduciaries may consider climate change and other ESG factors when they make investment decisions. Main portions of this rule took effect on February 1, 2023. On January 26, 2023, attorney generals of twenty-five states filed suit in an attempt to block the rule. We cannot predict the outcome of this lawsuit.

We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties.

Our management and Board will actively manage and oversee cybersecurity risks. The Board includes individuals with experience in cybersecurity risk management, and is overseen by our audit committee (hereinafter defined), as described more fully under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — Committees of the Board of Directors — Audit Committee”. The audit committee oversees the establishment of an enterprise risk framework that will cover a spectrum of business risks which we will actively manage, including cybersecurity risks. Our cybersecurity risk management policy is designed to protect against threats and vulnerabilities, containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring, and our Board, audit committee and management team will be regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as periodic updates on cybersecurity events. We have appointed a Chief Information Security Officer to have additional oversight of cybersecurity and to properly allocate appropriate resources to the above efforts. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

Improper access to our or our third-party service providers’ systems or databases could result in the theft, publication, deletion or modification of confidential, proprietary or sensitive information, including personal information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations. The accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of our, our clients’ or other third parties’ confidential, proprietary or sensitive information, including personal information, by us or our third-party service providers could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, customers or third parties, which could materially and adversely affect our business, financial condition and results of operations. Any such proceeding or action, and any related indemnification obligations, could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service provides and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

Due to applicable laws and regulations or contractual obligations, we may also be held responsible for any failure or cybersecurity breaches attributed to our third-party service providers as they relate to the information that we share with them. Although we generally have agreements relating to data privacy and security in place with our third-party service providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information, or enable us to obtain reimbursement from third-party service providers in the event we should suffer incidents resulting in accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information. In addition, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary or sensitive information (including personal information).

Regardless of whether a security incident or act of fraud involving our services is attributable to us or our third-party service providers, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of client business or confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, such incidents may require us to spend material resources to investigate or correct the incident and to prevent future security incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to protracted and costly litigation, trigger indemnity obligations, result in damages for contract breach, divert the attention of management from the operation of our business and otherwise cause us to incur significant costs or liabilities, any of which could affect our financial condition, results of operations and reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our Class A Common Stock. In addition, our remediation efforts may not be successful. Further, any adverse findings in security audits or examinations could result in reputational damage to us, which could reduce the use and acceptance of our services, cause our customers to cease doing business with us or have a significant adverse impact on our revenue and future growth prospects. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system or lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations.

If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our results of operations, financial condition or business could be harmed.

We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Our compliance obligations include those relating to state laws, such as the California Consumer Privacy Act (“CCPA”), which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the General Data Protection Regulation (“GDPR”), which applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit, and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.

Many statutory requirements include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our third-party service providers. For example, laws in all 50 U.S. states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. In addition, we may be contractually required to notify clients, end-investors or other counterparties of a security breach. Although we may have contractual protections with our third-party service providers, any security breach, or actual or perceived non-compliance with privacy or security laws, regulations, standards, policies or contractual obligations, could harm our reputation and brand, expose us to potential liability and require us to expend significant resources on data security and in responding to any such incident or actual or perceived non-compliance. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of clients and others. Even the perception, whether or not valid, of privacy concerns or any failure by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us may harm our reputation, inhibit adoption of our products by current and future customers or adversely impact our ability to attract and retain workforce talent.

Given the complexity of operationalizing data privacy and security laws and regulations to which we are subject, the maturity level of proposed compliance frameworks and the relative lack of guidance in the interpretation of the numerous requirements of the data privacy and security laws and regulations to which we are subject, we may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned products and services or increase our cost of doing business. Although we work to comply with applicable laws and regulations, industry standards, contractual obligations and other legal obligations, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the features and services that our adviser clients and their investor clients expect from our products and services. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure, or perceived failure, by us to adequately address privacy and security concerns, even if unfounded, or to comply with applicable laws, regulations and standards, or with employee, client and other data privacy and data security requirements pursuant to contract and our stated privacy notice(s), could result in investigations or proceedings against us by data protection authorities, governmental entities or others, including class action privacy litigation in certain jurisdictions, which could subject us to fines, civil or criminal liability, public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (in relation to both existing and prospective clients), or we could be required to fundamentally change our business activities and practices, which may not be possible in a commercially reasonable manner, or at all. Any or all of these consequences could have a material adverse effect on our operations, financial performance and business.

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments. Any breach of our credit facilities could have a material adverse effect on our business and financial condition.

Our debt instruments contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, such as:

•

making certain payments in respect of equity interests, including, among others, the payment of dividends and other distributions, redemptions and similar payments, payments in respect of warrants, options and other rights, and payments in respect of subordinated indebtedness;

•	incurring additional debt;

•	providing guarantees in respect of obligations of other persons;

•	making loans, advances and investments;

•	entering into transactions with investment funds and affiliates;

•	creating or incurring liens;

•	entering into negative pledges;

•	selling all or any part of the business, assets or property, or otherwise disposing of assets;

•	making acquisitions or consolidating or merging with other persons;

•	entering into sale-leaseback transactions;

•	changing the nature of our business;

•	changing our fiscal year;

•	making certain modifications to organizational documents or certain material contracts;

•	making certain modifications to certain other debt documents; and

•	entering into certain agreements with respect to the repayment of indebtedness.

There can be no assurance that we will be able to maintain leverage levels and other financial metrics in compliance with the financial covenants included in our debt instruments. These restrictions may limit our flexibility in operating our business, and any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default. Our obligations under our debt instruments are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the new credit facilities that we entered into in connection with the Business Combination contain restrictions on our flexibility in operating our business and financial and other covenants.

Confidentiality agreements with employees, consultants, and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technologies, investment solutions and services. To protect our proprietary rights, we enter into confidentiality, nondisclosure, non-interference and invention assignment agreements with our employees, consultants and independent contractors. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets and proprietary know-how. Further, these agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our technologies, investment solutions or products or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have developed and cause us to lose customers or otherwise harm our business.

We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Since November 2022, Home REIT and AHRA, which serves as an its investment advisor, have been the subject of allegations regarding Home REIT’s operations, stemming from a report issued by a short seller. Although we did not acquire AHRA because it was sold prior to the Business Combination, we or our subsidiaries may potentially suffer reputational damage from the allegations against Home REIT or AHRA, which may adversely affect our business, financial condition or results of operations. These and future losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.

Our inability to obtain adequate insurance could subject us to additional risk of loss or additional expenses.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including those related to contracts, fraud, compliance with laws and various other issues, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as public health crises, wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, in which case we may choose not to maintain such coverage.

Our international operations subject us to numerous risks.

We or the External Strategic Managers in which we have made strategic investments maintain operations in the United Kingdom and Hong Kong, among other places, and may grow our business into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our investors are non-U.S. entities where we are expected to have a familiarity with the specific legal and regulatory requirements applicable to such investors. We rely upon stable and free international markets, not only in connection with seeking investors outside the U.S. but also in investing fund capital in these markets.

Our international operations carry special financial and business risks, which could include the following:

•	greater difficulties in managing and staffing foreign operations;

•	differences between the U.S. and foreign capital markets, such as for accounting, auditing, financial reporting and legal standards, practices and disclosure requirements;

•	fluctuations in foreign currency exchange rates that could adversely affect our results;

•	additional costs of complying with, and exposure to liability under, foreign regulatory regimes;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

•	longer transaction cycles;

•	higher operating costs;

•	local labor conditions and regulations;

•	adverse consequences or restrictions on the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	less stable political and economic environments;

•	terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic or pandemic events that reduce business activity;

•	cultural and language barriers and the need to adopt different business practices in different geographic areas; and

•	difficulty collecting fees and, if necessary, enforcing judgments.

As part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.

Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our results of operations or growth prospects.

The success of our business depends on the identification and availability of suitable investment opportunities for our clients.

Our success largely depends on the identification and availability of suitable investment opportunities for our clients, including the success of underlying funds and products in which our clients invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the investment managers with which we invest for our clients. Past returns of our clients have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets, and there can be no assurance that our clients or the underlying funds and other products in which we invest for our clients will be able to avail themselves of comparable opportunities and conditions. There can also be no assurance that the underlying funds and other products we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.

The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.

Before investing the assets of our clients, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful. Moreover, the due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts or risks that are necessary or helpful in evaluating such investment opportunity. For example, instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions.

In addition, a substantial portion of our clients invest in underlying funds, and therefore we are dependent on the due diligence investigation of the underlying investment manager of such funds. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our funds. Poor investment performance could lead investors to terminate their agreements with us and/or result in negative reputational effects, either of which could have a material adverse effect on our business, financial condition and results of operations.

Dependence on leverage by certain funds, underlying investment funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our funds to achieve attractive rates of return on their investments.

Many of the funds we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on credit facilities either to facilitate efficient investing or for speculative purposes. If our funds are unable to obtain financing, or the underlying funds or the companies in which our funds invest are unable to access the structured credit, leveraged loan and high yield bond markets (or do so only at increased cost), the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact our funds’ ability to invest efficiently, and may impact the returns of our funds’ investments.

The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, and, in the case of rising interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. Any of these factors may have an adverse impact on our business, results of operations and financial condition.

Similarly, private markets fund portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, downturns in the economy or deterioration in the condition of such business or its industry. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our funds.

Defaults by third-party investors could adversely affect that fund’s operations and performance.

Our business is exposed to the risk that investors that owe us money for our services may not pay us. If investors default on their obligations to fund or similar commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund may adversely affect our revenues.

Our failure to comply with investment guidelines of our clients could result in damage awards against us or a reduction in AUM, either of which would cause our earnings to decline and adversely affect our business.

Each of our clients is serviced pursuant to specific investment guidelines, which, with respect to our customized separate accounts, are often established collaboratively between us and the investor. Our failure to comply with these guidelines and other limitations could result in investors terminating their relationships with us or deciding not to commit further capital to us in respect of new or different funds. In some cases, these investors could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue certain allocations and strategies on behalf of our investors that we believe are economically desirable, which could similarly result in losses to a client or termination of the client relationship and a corresponding reduction in AUM. Even if we comply with all applicable investment guidelines, our investors may nonetheless be dissatisfied with our investment performance or our services or fees and may terminate their investment with us or be unwilling to commit new capital to our funds. Any of these events could cause our earnings to decline and have a material adverse effect on our business, financial condition and results of operations.

We may not have control over the day-to-day operations of many of the funds included in our investments and we do not control the business of the External Strategic Managers in which we have made strategic investments.

Investments by most of our funds, as well as by the External Strategic Managers in which we have made strategic investments, will include debt instruments and equity securities of companies that we do not control.

Our funds, as well as the External Strategic Managers, may invest through co-investment arrangements or acquire minority equity interests and may also dispose of a portion of the equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of our funds, as well as the External Strategic Managers, will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by our funds, as well as our External Strategic Managers. Portfolio companies in which the investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or our management may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of our investments and the investments we have made on behalf of our clients could decrease and our financial condition, results of operations and cash flow could suffer as a result. The operations of the External Strategic Managers are not subject to our control.

Investments made on behalf of our clients may in many cases rank junior to investments made by other investors.

In many cases, the companies in which we invest on behalf of our clients have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to investments made on behalf of our clients. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our clients hold an investment, holders of securities ranking senior to our client investments would typically be entitled to receive payment in full before distributions could be made in respect of our client investments. After repaying senior security holders, we may not have any remaining assets to use for repaying amounts owed in respect of our client investments. To the extent that any assets remain, holders of claims that rank equally with our client investments would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our clients may be substantially less than that of those holding senior interests.

Certain of our investments utilize special situation and distressed debt investment strategies that involve significant risks.

Our clients sometimes invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive or regulatory problems. These clients also invest in companies that are or are anticipated to be involved in bankruptcy or reorganization proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these companies. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly traded securities, and are subject to significant uncertainty in general if they are not publicly traded securities. Furthermore, some of our clients’ distressed investments may not be widely traded or may have no recognized market. A client’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the market value of such investments to ultimately reflect their intrinsic value as perceived by us, if at all.

Our distressed investment strategies depend in part on our ability to successfully predict the occurrence of certain corporate events, such as debt and/or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions, that we believe will improve the condition of the business. If the corporate event we predict is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.

In addition, these investments could subject us to certain potential additional liabilities that may exceed the value of our original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our clients and/or we may become involved in substantial litigation.

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risks could adversely affect our reputation and financial condition.

We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to the COVID-19 pandemic. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. If our policies and procedures are not fully effective or we are not successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, results of operations or financial condition.

Our investment advisory contracts may be terminated or may not be renewed by investors or fund boards on favorable terms and the liquidation of certain funds may be accelerated at the option of investors.

We derive a substantial portion of our revenue from providing investment advisory services. The advisory or management contracts we have entered into with our clients, including the agreements that govern many of our investment funds, provide investors or, in some cases, the independent directors of applicable investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty, or to remove or terminate us as investment advisor (or equivalent). Our fee arrangements under any of our advisory or management contracts may be reduced (including at the behest of a fund’s board of directors). In addition, if a number of our investors terminate their contracts, or otherwise remove us from our advisory roles, liquidate funds or fail to renew management contracts on favorable terms, the fees or carried interest we earn could be reduced, which may cause our AUM, revenue and earnings to decline. In addition, we have, and may in the future, make strategic investments with certain External Strategic Managers that contribute to our revenues. The occurrence of any of these events could lead to a reduction in our revenues and profitability.

We may sell our strategic investments in the External Strategic Managers or they may sell their businesses or exercise their rights to purchase our interests.

We have made, and may make in the future strategic investments with certain External Strategic Managers that contribute to our revenues. Depending on the circumstances, in the future we may sell our strategic investments in one or more of the External Strategic Managers. We also do not have control over these External Strategic Managers, who may sell their business (including our interests) without our consent, or they may have a contractual right to purchase our interest from us without our consent. The occurrence of any of these events could lead to a reduction in our revenues and profitability.

We may establish fund vehicles in the future to own the existing strategic investments in our External Strategic Managers or to make strategic investments in new External Strategic Managers.

Although we currently own our strategic investments in the External Strategic Managers, in the future we may establish fund vehicles that we manage to own these investments and any strategic investments we may make in new External Strategic Managers. The benefit of setting up these fund vehicles is that we would not have to use our own capital to fund these investments since they would be funded by third party investors in our fund vehicles. However, if we establish such fund vehicles, we will only be entitled to a management fee for managing the vehicles and a carried interest based on the performance of the investments made in these External Strategic Managers, rather than all of the economics associated with owning the investments in these External Strategic Managers. Setting up these fund vehicles to own the investments in External Strategic Managers could lead to a reduction in the revenues and profitability we would have otherwise realized had we owned those interests directly.

We rely on our management team to grow our business, and the loss of key management members, or an inability to hire key personnel, could harm our business.

While the success of our business is not tied to any particular person or group of “key persons,” the success of our business does depend on the efforts, judgment and reputations of our personnel generally, and in particular our experienced and senior personnel in investment, operational and executive functions. Our personnel’s reputation, expertise in investing and risk management and relationships with our clients and third parties on which our funds depend for investment opportunities are each critical elements in operating and expanding our business. However, we may not be successful in our efforts to retain our most valued employees, as the market for alternative asset management professionals is extremely competitive. The loss of one or more members of our senior team could harm our business and jeopardize our relationships with our clients and members of the investing community. Accordingly, the retention of our personnel is crucial to our success. Certain of our executives are subject to long-term employment contracts that contain various incentives and restrictive covenants designed to retain these employees for the long-term success of our business, but none of them are obligated to remain actively involved with us. In addition, if any of our personnel were to join or form a competitor, following any required restrictive period set forth in their employment agreements, some of our investors could choose to invest with that competitor rather than with us. The loss of the services of one or more members of our senior team could have a material adverse effect on our business, financial condition and results of operations, including our performance, our ability to retain and attract funds and highly qualified employees and our ability to raise new funds. Any change to our senior management team could have a material adverse effect on our business, financial condition and results of operations.

We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our personnel. In addition, certain of our funds have key person provisions that are triggered upon the loss of services of one or more specified employees and could, upon the occurrence of such event, provide the investors in these funds with certain rights such as rights providing for the termination or suspension of the funds’ investment periods and/or wind-down of the funds. Accordingly, the loss of such personnel could result in significant disruption of certain funds’ investment activities, which could have a material adverse impact on our business, financial condition and results of operations, and could harm our ability to maintain or grow our assets under management in existing funds or raise additional funds in the future. Similarly, to the extent there is a perception in the market that one or more of our employees is critical to the success of a particular investment strategy, the loss of one or more such employees could lead investors to redeem from our funds or choose not to make further investments in existing or future funds that we manage, which would correspondingly reduce our management fees and potential to earn incentive fees.

If Umbrella were treated as a corporation for U.S. federal income tax or state tax purposes, then the amount available for distribution by it could be substantially reduced and the value of our shares could be adversely affected.

An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes (such as Umbrella) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If Umbrella were determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for U.S. federal income tax purposes, it would be taxable on its income at the U.S. federal income tax rates applicable to corporations and distributions by it to its members (including the Company) could be taxable as dividends to such members to the extent of the earnings and profits of Umbrella. In addition, we would no longer have the benefit of increases in the tax basis of Umbrella’s assets as a result of exchanges of Umbrella common units. Pursuant to the Umbrella LLC Agreement, certain holders of Umbrella common units may, from time to time, subject to the terms of the Umbrella LLC Agreement, have their Umbrella common units redeemed by Umbrella for cash or Class A Common Stock. Such redemptions could be treated as trading in the interests of the Umbrella for purposes of testing “publicly traded partnership” status. While the Umbrella LLC Agreement contains restrictions on such redemptions that are intended to prevent Umbrella from being treated as a “publicly traded partnership” for U.S. federal income tax purposes by complying with certain safe harbors provided for under applicable U.S. federal income tax law, such position is not free from doubt and, if such provisions are not effective, Umbrella may be treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes.

In certain cases, payments under the Tax Receivable Agreement may be accelerated or exceed the actual tax benefits realized by the Company.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits we initially claim are disallowed, the recipients of the payments under the Tax Receivable Agreement will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

Moreover, the Tax Receivable Agreement provides that, in certain events, including a change of control or our exercise of early termination rights, our obligations under the Tax Receivable Agreement will accelerate and we will be required to make a lump-sum cash payment to the parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to it and that we would be able to use the potential tax benefits in future years.

There may be a material negative effect on our liquidity if the payments we are required to make under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Umbrella may directly or indirectly make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash to our shareholders, the direct or indirect holders of Umbrella common units would benefit from any value attributable to such cash as a result of their ownership of our stock upon a Unit Exchange.

Following the Business Combination, we will directly or indirectly receive a pro rata portion of any distributions made by Umbrella. Any cash received from such distributions will first be used to satisfy any tax liability and then to make any payments required to be made under the Tax Receivable Agreement. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions, the Umbrella LLC Agreement requires Umbrella to make certain distributions to holders of Umbrella common units (including the Company) pro rata to facilitate the payment of taxes with respect to the income of Umbrella that is allocated to them. To the extent that the tax distributions we directly or indirectly receive exceed the amounts we actually require to pay taxes, Tax Receivable Agreement payments and other expenses (which is likely to be the case given that the assumed tax rate for such distributions will generally exceed our effective tax rate), we will not be required to distribute such excess cash. Our Board may, in its sole discretion, choose to use such excess cash for certain purposes, including to make distributions to the holders of our stock. Unless and until our Board chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

Certain holders of Umbrella common units (i) will be deemed to have sold a portion of their Umbrella common units at the time of the Business Combination, and (ii) may in the future redeem their Umbrella common units for shares of the Company or cash pursuant to the Umbrella LLC Agreement, subject to certain conditions and transfer restrictions as set forth therein (each such redemption, a “Unit Exchange”). No adjustments to the exchange ratio of Umbrella common units for our shares pursuant to a Unit Exchange will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends and instead, for example, hold such cash balances or use such cash for certain other purposes, this may result in shares of our stock increasing in value relative to the Umbrella common units. The holders of Umbrella common units may benefit from any value attributable to such cash balances if they acquire shares of our stock in an exchange of Umbrella common units.

Risks Related to Being a Public Company

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ordinary shares could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

Following the issuance of the SEC Staff Statement, Cartesian’s audit committee concluded that it was appropriate to restate our previously-issued balance sheet as of February 26, 2021 (the “First Restatement”). As part of the First Restatement, we identified a material weakness in our internal control over financial reporting.

In light of recent comment letters issued by the SEC Staff, we re-evaluated our application of Accounting Standard Codification (“ASC”) 480-10-S99-3A to its accounting classification of Cartesian’s Class A ordinary shares sold in the initial public offering (the “SPAC Public Shares”). Historically, a portion of the SPAC Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate its initial business combination only if we have net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, our management determined that the SPAC Public Shares include certain provisions that require classification of the SPAC Public Shares as temporary equity regardless of the minimum net tangible assets required to complete our initial business combination.

Therefore, Cartesian’s audit committee concluded that it was appropriate to restate our previously issued (i) balance sheet as of February 26, 2021, as previously restated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, (ii) interim financial statements for the quarterly period ended March 31, 2021 and (iii) interim financial statements for the quarterly period ended June 30, 2021 (the “Second Restatement” and, together with the First Restatement, the “Restatements”). As part of the Second Restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weaknesses, the Restatements, the change in accounting for the warrants acquired by the Sponsor for an aggregate purchase price of $8,900,000 in a private placement simultaneously with the closing of the initial public offering (the “SPAC Private Placement Warrants”), SPAC Public Warrants (and, together with the SPAC Private Placement Warrants, the “Warrants”) and SPAC Public Shares and other matters raised or that may in the future be raised by the SEC, we may face potential for litigation or other disputes, including, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Alvarium has identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As a private company, Alvarium has not been required to document and test its internal controls over financial reporting, nor has management been required to certify the effectiveness of its internal controls, and its auditors have not been required to opine on the effectiveness of its internal control over financial reporting. Similarly, Alvarium has not been subject to the SEC’s internal control reporting requirements. Following the Business Combination, we became subject to the requirement for management to certify the effectiveness of its internal controls and, in due course, will become subject to the requirement with respect to auditor attestation on internal control effectiveness.

In connection with the audit of Alvarium’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019, Alvarium and its independent registered public accounting firm identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that Alvarium and its independent registered public accounting firm identified occurred because Alvarium (i) had inadequate processes and controls to ensure an appropriate level of precision related to its financial statement disclosures, and (ii) did not have sufficient resources with the adequate technical skills to meet the emerging needs of its financial reporting requirements.

Management is in the process of implementing a remediation plan for this material weakness, including, among other things, hiring additional accounting personnel and implementing process level and management review controls and documentation policies to ensure financial statement disclosures are complete and accurate and to identify and address emerging risks. We cannot reasonably estimate the cost of such remediation plan at this time. We can give no assurance that such efforts will remediate this deficiency in internal control over financial reporting or that additional material weaknesses in its internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, may subject us to litigation and investigations, and could cause us to fail to meet its reporting obligations, any of which could diminish investor confidence, cause a decline in the price of the Class A Common Stock and limit our ability to access capital markets.

TWMH has identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As a private company, TWMH has not been required to document and test its internal controls over financial reporting, nor has management been required to certify the effectiveness of its internal controls, and its auditors have not been required to opine on the effectiveness of its internal control over financial reporting. Similarly, TWMH has not been subject to the SEC’s internal control reporting requirements. Following the Business Combination, we became subject to the requirement for management to certify the effectiveness of its internal controls and, in due course, will become subject to the requirement with respect to auditor attestation on internal control effectiveness.

In connection with the audit of TWMH’s consolidated financial statements as of and for the year ended December 31, 2021, TWMH and its independent registered public accounting firm identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that TWMH and its independent registered public accounting firm identified occurred because TWMH (i) did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures related to equity-based compensation which resulted in errors in the accounting for and disclosure of repurchases of TWMH’s restricted unit awards; (ii) did not design and therefore did not have formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures related to business combinations which resulted in errors in the accounting entries recorded for an acquisition by TWMH; and (iii) did not design and therefore did not have formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures related to ASC 740, Accounting for Income Taxes, which resulted in errors in the accounting entries recorded by TWMH.

Management is in the process of implementing a remediation plan for this material weakness, including, among other things, hiring additional accounting personnel and implementing process level and management review controls and documentation policies to ensure financial statement disclosures are complete and accurate and to identify and address emerging risks. We cannot reasonably estimate the cost of such remediation plan at this time. We can give no assurance that such efforts will remediate this deficiency in internal control over financial reporting or that additional material weaknesses in its internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, may subject us to litigation and investigations, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence, cause a decline in the price of the Class A Common Stock and limit our ability to access capital markets.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our Class A Common Stock and Warrants will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price of our Class A Common Stock and Warrants would likely be negatively impacted. In the event securities or industry analysts initiated coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our Class A Common Stock and Warrants could decline.

As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which will impose additional costs on us and may strain our resources and divert our management’s attention.

As a company with publicly-traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities laws and regulations. These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These new obligations will also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in this Annual Report and in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock and Warrants, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our Class A Common Stock and Warrants.

If we are deemed an “investment company” subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if, absent an applicable exemption:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•	it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We regard ourselves as a financial services business. We believe that we are engaged primarily in the business of providing financial services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as a financial services business and do not propose to engage primarily in the business of investing, reinvesting or trading in securities.

If we become obligated to register ourselves or any of our subsidiaries as an investment company pursuant to the Investment Company Act, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

If we were deemed to be an investment company under the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our equity interests and debt positions or organizational structure or our contract rights to fall outside the definition of an investment company under the Investment Company Act. Registering as an investment company pursuant to the Investment Company Act could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us and otherwise will subject us to additional regulation that will be costly and time-consuming. Modifying our equity interests and debt positions or organizational structure or our contract rights could require us to alter our business and investment strategy in a manner that requires us to purchase or dispose of assets or securities, prevents us from pursuing certain opportunities, or otherwise restricts our business, which may have a material adverse effect on our business results of operations, financial condition or prospects.

Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. As a result, you should not rely on our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the performance of our investments, competition with other market participants, and changes in market and economic conditions.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our shares of Class A Common Stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We will be subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If we have material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already engaged additional resources to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board and qualified executive officers.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. However, the lapse or waiver of any lock up restrictions or any sale or perception of a possible sale by our shareholders, and any related decline in the market price of our ordinary shares, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of ordinary shares to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our ordinary shares. If we issue additional equity securities, existing shareholders will experience dilution, and the new equity securities could have rights senior to those of our ordinary shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities offerings reducing the market price of our ordinary shares and diluting their interest.

The forecasts of market growth and other projections included in this Annual Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.

Growth forecasts and projections are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this Annual Report relating to the expected growth in the financial services market, may prove to be inaccurate. Even if the markets experience the forecasted growth described in this Annual Report, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.

The Business Combination involves the integration of businesses that currently operate as independent businesses. Each of the companies will be required to devote attention and resources to integrating their business practices and operations following the Closing, and prior to the Business Combination, our attention and resources will be required to plan for such integration. The companies may encounter potential difficulties in the integration process including the following:

•

the inability to successfully integrate the businesses, including operations, technologies, products and services, in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Business Combination, which could result in the anticipated benefits of the Business Combination not being realized partly or wholly in the time frame currently anticipated or at all;

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Business Combination;

•	the integration of personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities; and

•	the challenge of preserving important relationships of the Target Companies and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of talented employees or skilled workers of the Target Companies. The loss of talented employees and skilled workers could adversely affect our ability to successfully conduct their respective businesses because of such employees’ experience and knowledge of the respective business. In addition, we could be adversely affected by the diversion of our attention and any delays or difficulties encountered in connection with the integration of the Target Companies. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the businesses. If we experience difficulties with the integration process, the anticipated benefits of the Business Combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on our business, results of operations, financial condition or prospects during this transition period and for an undetermined period after completion of the Business Combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an emerging growth company within the meaning of the Securities Act and we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, which exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters. As a result, our shareholders may not have access to certain information they may deem important. We may be an emerging growth company for up to five years from the initial public offering, although circumstances could cause the loss of that status earlier, including if the market value of the Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of the securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our certificate of incorporation (the “Charter”) requires, to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, (i) derivative actions brought in our name, (ii) actions asserting a claim of breach of fiduciary duty owed by any of our director, officer or stockholders, (iii) actions asserting a claim pursuant to the DGCL, the Charter or the amended and restated bylaws of the Company (the “Bylaws”), or (iv) actions asserting claims governed by the internal affairs doctrine, may be brought only in the Court of Chancery in the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware). Subject to the preceding sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, such forum selection provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, or may increase the cost for such stockholder to bring a claim, both of which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter provides that the federal district courts of the United States of America will have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our Charter.

General Risk Factors

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and its share price, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence we have conducted on the Target Companies will reveal all material issues that may be present with regard to the Target Companies, or that factors outside of our or the Target Companies’ control will not later arise. As a result of unidentified issues or factors outside of our or the Target Companies’ control, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the preliminary risk analysis conducted by us. Even though these charges may be non-cash items that would not have an immediate impact on our liquidity, the reporting of charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate leverage or other covenants to which it may be subject. Accordingly, our shareholders could suffer a reduction in the value of their shares from any such write-down or write-offs.

Our prospects following the Business Combination will depend upon the efforts of the Board and the Target Companies’ key personnel and the loss of such persons could negatively impact the operations and profitability of our business.

Our prospects will be dependent upon the efforts of the Board and key personnel. We cannot assure you that the Board and our key personnel will be effective or successful or remain with us. In addition to the other challenges they will face, such individuals may lack experience serving as directors or executive officers of public companies. Such lack of experience could cause our management to expend time and resources becoming familiar with such requirements.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue to maintain the listing of our securities on Nasdaq, the Company must maintain certain financial, distribution and stock price levels. In addition to the listing requirements for our Class A Common Stock, Nasdaq imposes listing standards on warrants. We cannot assure you that we will be able to meet those listing requirements.

If we fail to satisfy the continued listing requirements of the Nasdaq Stock Market, such as the minimum closing bid price, stockholders’ equity or round lot holders requirements or the corporate governance requirements, Nasdaq may take steps to delist our Class A Common Stock or Warrants. Such a delisting would likely have a negative effect on the price of our Class A Common Stock and Warrants and would impair your ability to sell or purchase our securities when you wish to do so. Such a delisting could also result in a limited amount of news and analyst coverage for us; and a decreased ability for us to issue additional securities or obtain additional financing in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity for its securities;

•

a determination that our securities are “penny stocks” which will require brokers trading in the securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The Charter and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.

The Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for Cartesian’s securities.

Our business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our securities or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. Further, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and clients and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Future resales of shares after the consummation of the Business Combination may cause the market price of our securities to drop significantly, even if our business is doing well.

Pursuant to the Registration Rights and Lock-Up Agreement and the Sponsor Support Agreement, dated September 19, 2021, by and between the Company, Sponsor, TWMH, the TIG Entities, and Alvarium (the “Sponsor Support Agreement”) after the consummation of the Business Combination and subject to certain exceptions, the Sponsor and certain shareholders receiving shares of Company stock as consideration pursuant to the Business Combination Agreement will be contractually restricted from selling or transferring any of their shares.

However, following the expiration of the applicable lock-up period, such equityholders will not be restricted from selling shares of the Company held by them, other than by applicable securities laws. As such, sales of a substantial number of our securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities. Pursuant to the Subscription Agreements for the Private Placements and the Registration Rights and Lock-Up Agreement, we will be required to register the resale of the Class A Common Stock issued to the subscribers that agreed to purchase shares of Class A Common Stock at the Closing pursuant to the Private Placement, including, without limitation, as reflected in the Subscription Agreements (“PIPE Investors”) and securities received by certain shareholders as consideration pursuant to the Business Combination Agreement. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the Company’s share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

TWMH

TWMH’s principal executive offices are located in leased office space at 520 Madison Avenue, 26th Floor, New York, NY. TWMH also leases additional office space in San Francisco, CA, Aspen, CO, Wilmington, DE, Palm Beach, FL, Portland, OR, Dallas, TX, Seattle, WA, and Bethesda, MD. TWMH does not own any real property. TWMH considers these facilities to be suitable and adequate for the management and operation of its businesses.

TIG Entities

TIG’s principal executive offices are located in leased office space at 520 Madison Avenue, 26th Floor, New York, NY. TIG does not own any real property. TIG considers these facilities to be suitable and adequate for the management and operation of its businesses.

Alvarium

Alvarium’s principal executive offices are in leased office space at 10 Old Burlington Street, London W1S 3AG. Alvarium also leases additional office space in Auckland, Geneva, Hong Kong, Isle of Man, Lisbon, Los Angeles, Lugano, Melbourne, Miami, Milan, New York, Paris, and Singapore. Alvarium does not own any real property. Alvarium considers these facilities to be suitable and adequate for the management and operation of our businesses.

ITEM 3. LEGAL PROCEEDINGS

TWMH

From time to time, TWMH may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of its business, some of which may be material. TWMH’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against TWMH. To TWMH’s knowledge, there are no material legal or regulatory proceedings currently pending, or to its knowledge, threatened against TWMH.

TIG Entities

From time to time, TIG may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of our business, some of which may be material. TIG’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against TIG. To TIG’s knowledge, TIG is not subject to any material pending regulatory or legal proceedings as at the date of this Annual Report.

Alvarium

From time-to-time, Alvarium may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of its business, some of which may be material in the future. As at the date of this Annual Report, Alvarium does not believe that any such claims, other than claims for which Alvarium’s potential liability is covered by insurance, are material. For additional information concerning such claims and potential liability, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alvarium—Litigation.” As Alvarium’s businesses are also subject to extensive regulations, there is potential for regulatory proceedings to be brought against Alvarium from time to time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock and Warrants trade on the Nasdaq Capital Market under the symbols “ALTI,” and “ALTIW,” respectively, since January 4, 2023. Prior to that date, Cartesian’s Class A Common Stock and Public Warrants were listed on Nasdaq under the symbols “GLBL” and “GLBLW,” respectively.

Holders

As of April 14, 2023, there were 397 holders of record of our Class A Common Stock and 117 holders of record of our Warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any debt financing agreements.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this section of the Annual Report to “we,” “us” or the “Company” refer to Cartesian Growth Corporation, a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

As of December 31, 2022, we were a blank check company incorporated on December 18, 2020 as a Cayman Islands exempted company, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, or reorganization or engaging in any other similar business combination with one or more businesses or entities.

Recent Developments

On January 3, 2023, we consummated our previously announced business combination with TWMH, the TIG Entities and Alvarium. In connection with the business combination, we were renamed “Alvarium Tiedemann Holdings, Inc.” and domesticated as a Delaware corporation.

Results of Operations

Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering (described below) and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had a net income of $8,779,014, which included an interest earned on cash and marketable securities held in trust account of $4,974,899, change in fair value of warrant liabilities of $12,562,468, and other income of $ 195,587, offset by a change in fair value of conversion option liability of $40,776, a loss from operations of $8,858,651, interest expense on debt discount of $32,145, and unrealized loss on treasury bills of $22,368.

For the year ended December 31, 2021, we had a net loss of $1,035,380, which included a loss from operations of $1,012,448, offering cost expense allocated to warrants of $868,131, an expense for the fair value in excess of cash received for private placement warrants of $3,097,200, offset by gain from the change in fair value of warrant liabilities of $3,911,091 and interest earned on cash and marketable securities held in trust account of $31,308.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only sources of liquidity were an initial subscription for 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), by the Sponsor for an aggregate subscription price of $25,000 and loans from the Sponsor.

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

As of December 31, 2022, we had cash held in the trust account of $349,983,839. Through December 31, 2022, we did not withdraw any interest earned on the trust account to pay our taxes. We used substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination and to pay our expenses relating thereto, including $7,800,000 (net of $4,275,000 forfeited deferred underwriting commissions) payable to Cantor Fitzgerald & Co. for deferred underwriting commissions upon consummation of our initial business combination.

As of December 31, 2022, we had cash of $85,540 held outside the trust account available for working capital needs and a working capital deficit of $7,919,107. Until the consummation of the business combination, we used the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

On January 3, 2023, we consummated our business combination with TWMH, the TIG Entities and Alvarium and have raised sufficient capital to fund our operations, therefore substantial doubt about our ability to continue as a going concern was alleviated.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on February 23, 2021 and continued to incur these fees monthly until the completion of our business combination on January 3, 2023.

The underwriters of the initial public offering were entitled to a deferred underwriting commission of $0.35 per unit, or $12,075,000 in the aggregate. On November 14, 2022, the Company and the underwriter executed a deferred underwriting commission modification letter confirming the underwriter’s forfeiture collectively of $4,275,000 of the $12,075,000 of deferred underwriting commission that would otherwise be payable to it at the closing of the business combination. As a result, we recognized $195,857 of other income and $4,079,413 was recorded to additional paid-in capital in relation to the forfeiture of a portion of underwriting fee commission in the accompanying financial statements. As of December 31, 2022 and 2021, the outstanding deferred underwriting fee payable were $7,800,000 and $12,075,000, respectively.

On January 3, 2023, the outstanding deferred underwriting fee totaling $7,800,000 was paid in full (see Note 10).

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

Warrant Liabilities

We account for Warrants (which are discussed in Note 3, Note 4 and Note 9 to the financial statements included elsewhere in this Annual Report) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity”(ASC “815-40”), and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815-40, the warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of FASBASC 340-10-S99-1. Offering costs consisted of legal fees, accounting fees, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the initial public offering.

Class A Ordinary Shares Subject to Possible Redemption

All of the 34,500,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Accordingly, at December 31, 2022 and 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share,” pursuant to which net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the 20,400,000 ordinary shares underlying the 11,500,000 warrants sold in the initial public offering and the 8,900,000 private placement warrants sold in the private placement, in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented. Our statements of operations apply the two-class method in calculating net (loss) income per share. Basic and diluted net (loss) income per Class A ordinary share and Class B ordinary share is calculated by dividing net (loss) income attributable to us by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is related to our role as wealth management advisor to our investment products and the sensitivity to movements in the market value of their investments, including the effect on management fees and investment income. Even though the effects of COVID-19 on the financial markets has largely subsided and most countries have reduced or eliminated COVID-19-related restrictions, an increase in cases or the introduction of novel variants may continue to pose risks to financial markets. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see “Risk Factors” in this Annual Report.

Market Risk

The market price of investments may significantly fluctuate during the period of investment, should their value decline, our fees may decline accordingly. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions, which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates, or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry.

Our credit orientation has been a central tenet of our business across our investment strategies. Our investment professionals benefit from our independent research and relationship networks and insights from our portfolio of active investments. We believe the combination of high-quality proprietary pipeline and a consistent, rigorous approach to managing investments across our strategies has been, and we believe will continue to be, a major driver of our strong risk-adjusted returns and the financial stability and predictability of our income. Certain parts of our business that are transaction-driven could be subject to higher volatility than wealth management business in response to a decline in general market conditions.

Interest Rate Risk

As of December 31, 2022, we had $26.6 million and $96.6 million of borrowings outstanding under the revolving facilities and term loan, respectively.

The revolving facilities included:

•	$15.5 million facility under TWMH at the rate of the Daily Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 1.50% and an unused commitment fee is 0.15% per annum.

•	$15.7 million facility under Alvarium at the rate of the Sterling Overnight Index Average (“SONIA”), whereby the terms on debt drawn are 4.75% + SONIA.

The term loan borrowings included:

•

$5.8 million at TWMH which bears interest calculated based on a variable one-month LIBOR rate plus 1.50%, subject to a LIBOR floor. We entered into an interest rate swap agreement in 2020, which converted the variable rate to a fixed rate of 2.60% on borrowings under the term loan.

•	$42.5 million at TIG Entities which bears interest calculated based on the LIBOR rate plus 4.00% plus an applicable margin with an unused commitment fee paid quarterly.

•	$48.3 million at Alvarium which are shareholder loans which bear interest at 25% and are repayable on the 7th January 2023.

For an increase to the underlying index rates related to the revolving facilities and term loan, we would be subject to such increased variable rate and would expect our interest expense to increase commensurately.

On July 27, 2017, the United Kingdom’s FCA, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, which was later extended to June 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities or the cost of our borrowings. Please see “Risk Factors” section of this Annual Report for additional information.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in Item 15 of this Annual Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2022. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of Class A ordinary shares subject to possible redemption issued in February 2021 which, due to its impact on our unaudited condensed financial statements constitutes a material weakness in our internal control over financial reporting, related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the audited financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than as described above, during the fiscal year ended December 31, 2022, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following sets forth certain information concerning the persons who serve as our directors:

Name	Position	Age
Ali Bouzarif	Director	44
Nancy Curtin	Director	65
Kevin T. Kabat	Director	66
Timothy Keaney	Director	61
Judy Lee	Director	55
Spiros Maliagros	Director	46
Hazel McNeilage	Director	66
Craig Smith	Director	59
Michael Tiedemann	Director	51
Tracey Brophy Warson	Director	60
Peter Yu	Director	61

Ali Bouzarif. Mr. Bouzarif has served as a member of our Board since January 2023. Mr. Bouzarif has been a Member of the Supervisory Board and Partner of Alvarium since 2018. He also serves on the Finance and Compensation Committee of Alvarium. Mr. Bouzarif previously served as the Head of M&A at the Qatar Investment Authority (“QIA”) from 2007 to 2017. At the QIA, he was a member of the management investment committee and was instrumental in the completion of several notable transactions, such as the acquisition of the Harrods Department store and the merger of the Fairmont Raffles Hotels Group with AccorHotels, among others. During his tenure at QIA, Mr. Bouzarif served as a member of the board of directors and the remuneration committee of Heathrow Airport and American Express Global Business Travel business, a board member and member of the commitment committee of AccorHotels, and a member of the board of Canary Wharf Group. Mr. Bouzarif holds a Master’s degree in Business Engineering from Solvay Brussels School of Economics & Management and is a CFA® charterholder.

Nancy Curtin. Ms. Curtin has served as a member of our Board since January 2023. Ms. Curtin has been a Partner, Group Chief Investment Officer, Head of Investment Advisory and participant member of the Supervisory Board of Alvarium since 2020. Before joining Alvarium, Ms. Curtin was Chief Investment Officer and Head of Investments at Close Brothers Asset Management (“CBAM”), a UK investment and financial advice firm focused on private clients, high-net-worth, charities, and family office, from 2010 to 2019 and Managing Partner and Chief Investment Officer of Fortune Asset Management, the UK-based hedge fund and long-only institutional advisory business, from 2002 until its acquisition by CBAM in 2010. Her previous roles also include Managing Partner and Independent Investment Adviser of Internet Finance Partners, a specialist venture capital business of Schroders plc, Managing Director and Head of Global Investments-Mutual Funds for Schroders, and Head of Emerging Markets and part of the senior leadership team for Baring Asset Management. Ms. Curtin started her career in investment banking and M&A, followed by investment leadership in a large single family office, focused on private equity and real estate investments. She has been Chairperson of the Board of Digital Bridge Group, Inc, a leading global investment and operating firm with a focus on identifying and capitalizing on key secular trends in digital infrastructure, since 2021 and has been a member of the Board thereof since 2014. Ms. Curtin is a Summa Cum Laude graduate of Princeton University and has an MBA from Harvard Business School.

Kevin T. Kabat. Mr. Kabat has served as a member of our Board since January 2023. Mr. Kabat began his career in the banking industry at Merchants National Bank as a consultant before working at Old Kent Financial Corporation where he served in a number of management and executive positions. Between 2001 and 2003 Mr. Kabat was the President of Fifth Third Bank (Western Michigan). In 2003, he assumed the role of Executive Vice President of Fifth Third Bancorp before ultimately becoming President in 2006, serving in that role until September 2012. In 2007, Mr. Kabat became the Chief Executive Officer of Fifth Third Bancorp before retiring from the company in 2016.

While serving as Chief Executive Officer of Fifth Third Bancorp, Mr. Kabat also served on its board of directors, as chairman from 2008 to 2010, and as vice chairman from 2012 until his retirement. Mr. Kabat also served as a Director of E*TRADE Financial Corporation, a financial services company, from June 2016 until October 2020. Mr. Kabat has served on the board of directors of UNUM (NYSE: UNUM) since 2008, assuming his current role as chairman in 2017 after having previously served as its lead independent director since 2016. Since 2015, Mr. Kabat has also served as a director of NiSource Inc. (NYSE: NI), an energy holding company, and has served as chairman since 2019. Mr. Kabat earned a B.A. in behavioral and social sciences from Johns Hopkins University, and an M.A. in industrial and organizational psychology from Purdue University.

Timothy Keaney. Mr. Keaney has served as a member of our Board since January 2023. Mr. Keaney worked for the Bank of New York Company in various executive roles from 2000 until 2006 including head of the asset servicing business, and as head of the Bank of New York Company’s presence in Europe, having management responsibilities for all business activity in that region. Upon the Bank of New York Company’s merger with the Mellon Financial Corporation in 2007 (forming the Bank of New York Mellon Corporation (NYSE: BK)), Mr. Keaney began serving as co-Chief Executive Officer of the BNY Mellon’s asset servicing, and later serving individually as Chief Executive Officer of asset servicing from 2010 until 2012. Mr. Keaney served as Vice Chairman of BNY Mellon from October 2010 until September 2014, and as Chief Executive Officer of Investment Services from 2013 to 2014. Mr. Keaney has served on the Board of Directors of UNUM (NYSE: UNUM) since 2012, currently serving as a member of the Finance Committee and as Chairman of the Audit Committee. Since 2019, Mr. Keaney has also served as a Director for PolySign, Inc., a privately held fintech company. Mr. Keaney earned a B.S.B.A. from Babson College.

Judy Lee. Ms. Lee has served as a member of our Board since January 2023. Ms. Lee began her career at the Bankers Trust Company in 1988, where she was a principal in the global risk management division and a member of the pioneering team that developed certain quantitative risk methodologies that are now the industry standard. From 1998 to 1999, she was a Partner at Capital Risk Market Advisors, a strategy and risk management consulting firm. Ms. Lee is currently the Managing Director of Dragonfly LLC, an international risk advisory firm based in New York, and the Chief Executive Officer of Dragonfly Capital Ventures LLC, which develops and invests in renewable energy in Southeast Asia. Ms. Lee has served on the Board of DBS Group Holdings (OCTM: DBSDY) as an independent non-executive director since 2021. She is also a member of DBS’s Audit Committee, Board Risk Management Committee, and Compensation and Management Development Committee. Since 2020, Ms. Lee has also served on the board of Commercial Bank of Ceylon (CSE: COMB.N0000). Additionally, she serves as an independent director of two private companies, DBS Bank Ltd., and Temasek Lifesciences Accelerator Pte. Ltd. Ms. Lee was a Senior Fellow at the Wharton School of Business at the University of Pennsylvania between 2013 and 2014, and an adjunct professor at Columbia University in 2018. Ms. Lee is also a current member of the Executive Board of the Stern School of Business at New York University. She earned a B.S. from the New York University Leonard N. Stern School of Business in finance and international business, and an M.B.A. from the Wharton School of Business.

Spiros Maliagros. Mr. Maliagros has served as a member of our Board since January 2023. Mr. Maliagros is the President of TIG and has served in that capacity since 2007. He joined TIG Advisors in 2006 as general counsel assisting with SEC registration and overseeing all legal matters for the firm. In 2007, Mr. Maliagros was appointed president to support strategic initiatives for TIG Advisors. Most recently, Mr. Maliagros has led the effort to source, evaluate, and execute the growth equity investments made in managers globally. Prior to joining TIG Advisors, from 2001 to 2006, Mr. Maliagros worked for the law firm Seward & Kissel LLP, representing and advising clients in the formation and distribution of domestic and offshore hedge funds, master-feeder funds, and fund-of-funds pursuant to U.S. federal and state securities law. In 2014, Mr. Maliagros was named “Lawyer of the Year” by the Hellenic Lawyers Association. He currently serves as Chairman of the Greek Division Board of Directors for the New York Ronald McDonald House. Mr. Maliagros received a B.A. in government and economics from Dartmouth College and a J.D. from Fordham University.

Hazel McNeilage. Ms. McNeilage has served as a member of our Board since January 2023. Ms. McNeilage began her career in 1978 at Provincial Life Assurance working in various actuarial roles before transitioning into management with the Liberty Life Association of Africa. Between 1987 and 2000, she served in various roles for Towers, Perrin, Forster & Crosby, including as Head of Investment Consulting for Australia & Asia Pacific. Between 2001 and 2009 she worked at Principal Global Investors in roles such as global head of sales, marketing and client service, head of Asia ex Japan, and head of international investments. During 2010 and 2011 Ms. McNeilage was head of investment management for Queensland Investment Corporation and between 2012 and 2015, she was a consultant to Northill Capital LLP and served as interim CEO for one of their affiliates. Most recently, she was Managing Director for Europe, Middle East and Africa at Northern Trust Asset Management from 2015 to 2018. Ms. McNeilage has served on the Board of Directors of Reinsurance Group of America (NYSE: RGA) as an independent non-executive director since 2018. She is Chair of RGA’s Compensation Committee, serves on their Nominating and Governance Committee, and their Cyber Security and Technology Board Sub-Group. Additionally, Ms. McNeilage serves on the Board of Scholarship America. She is a Fellow of both the Institute of Actuaries in the U.K. and the Institute of Actuaries of Australia, is a Board Leadership Fellow of the National Association of Corporate Directors, and has earned the CERT Certificate in Cybersecurity Oversight from Carnegie Melon University as well as a cybersecurity related certificate from Harvard University. Ms. McNeilage earned a B.S. from the University of Lancaster in economics, mathematics, and operations research.

Craig Smith. Mr. Smith has served as a member of our Board since January 2023. Mr. Smith is a Founding Partner and the President of TWMH overseeing its strategic direction as well as Tiedemann Advisors’ advisor team and client experience. Mr. Smith began his TWMH career in 2000, serving as managing director, trust planning and administration, until his appointment as president in 2004. Previously, Mr. Smith was Vice President of J.P. Morgan & Co., Inc., leading the trust, estate and transfer tax planning services for New England private clients, among other roles. Prior to that, Mr. Smith practiced trust and estate law with the New York law firm, Patterson, Belknap, Webb & Tyler. He also serves on TWMH’s Board of Directors and is Chairman of both the Executive Committee, and the Diversity Equity and Inclusion Committee for Tiedemann Advisors. Mr. Smith earned a Juris Doctor degree from Harvard Law School and graduated magna cum laude with a Bachelor of Arts from New York University.

Michael Tiedemann. Mr. Tiedemann has served as our Chief Executive Officer and as a member of our Board since January 2023. Mr. Tiedemann is a Founding Partner and the Chief Executive Officer of TWMH as well as the Managing Member and Chief Executive Officer of TIG Advisors. Mr. Tiedemann began his career working for TIG as an emerging markets research analyst and continues to serve as Managing Member and Chief Executive Officer of TIG, in addition to his roles at TWMH. In 1994, he joined the equity research group at Banco Garantia, one of Brazil’s leading Investment Banks, and worked closely with Banco Garantia’s Hedge Fund-of-Funds Group. In 1998, when Credit Suisse acquired Banco Garantia, Mr. Tiedemann headed Credit Suisse’s sales trading efforts for Latin America until he left to start TWMH in 2000. He has been recognized by a number of foundations for his charitable contributions and serves as a board member for several philanthropic organizations. He is also a member of TWMH’s Board of Directors and Chairman of the Internal Investment Committee for Tiedemann Advisors, the registered investment advisor subsidiary of TWMH. Mr. Tiedemann received a Bachelor of Arts degree from Ohio Wesleyan University.

Tracey Brophy Warson. Ms. Warson has served as a member of our Board since January 2023. Ms. Warson currently works as a strategic advisor for multiple start-up companies and has more than 30 years of experience in the financial services industry. She began her career at Wells Fargo (NYSE: WFC) in 1988 where she served in various executive roles, ultimately becoming Executive Vice President of Private Client Services, a role she served in until 2006. From 2006 until 2010, Ms. Warson worked as Managing Director and Head of the Western Division of US Trust, Bank of America Private Wealth Management. In 2010, she became the Head of the Western Division of Citi Private Bank of Citigroup (NYSE: C) and served in that role until 2014. From 2014 until 2019, Ms. Warson served as Chief Executive Officer of Citi Private Bank (North America) where she led the Private Bank business across 25 offices throughout the U.S. and Canada, overseeing $230 billion in client business volume. Ms. Warson currently serves on the Board of InterPrivate II Acquisition Corp. (NYSE: IPVA), a special purpose acquisition company. In 2021, she also began serving on the Board for SilverSpike Capital, LLC, a privately held company that focuses on investment management primarily in the cannabis and alternative health and wellness industries. In 2019, she was named Chairwoman of Citi Private Bank before ultimately retiring in 2020. Additionally, from 2014-2018 Ms. Warson was also the Co-Chair of Citi Women, Citi’s global strategy to promote the advancement of women. In this role she led the firm’s progress in pay equity, representation, and in having Citi Sign the Women’s Empowerment Principles of the United Nations. Ms. Warson earned a Bachelor of Arts from the University of Minnesota in business administration and French.

Peter Yu. Mr. Yu has served as a member of our Board since inception, and as Cartesian’s Chief Executive Officer and as chairman of the Board prior to the Business Combination. Mr. Yu currently serves as Managing Partner of Cartesian Capital, a global private equity firm and registered investment adviser headquartered in New York City. At Cartesian Capital, Mr. Yu has led more than 20 investments in companies operating in more than 30 countries. Mr. Yu currently serves on the boards of directors of several companies, including Burger King China, Tim Hortons China, PolyNatura Corp., Cartesian Royalty Holdings Pte. Ltd., ASO 2020 Maritime, Flybondi Ltd., and Simba Sleep Ltd. Previously, Mr. Yu served on the boards of directors of Banco Daycoval S.A., GOL Linhas Aéreas Inteligentes S.A., and Westport Fuel Systems Inc. Prior to forming Cartesian Capital, Mr. Yu founded and served as the President and Chief Executive Officer of AIGCP, a leading international private equity firm with over $4.5 billion in committed capital. Prior to founding AIGCP, Mr. Yu served President Bill Clinton as Director of the National Economic Council. A graduate of Harvard Law School, Mr. Yu served as President of the Harvard Law Review and as a law clerk on the U.S. Supreme Court. Mr. Yu received a bachelor’s degree from Princeton University’s Woodrow Wilson School.

Executive Officers

The following sets forth certain information concerning the persons who serve as our executive officers:

Name	Position	Age
Michael Tiedemann	Chief Executive Officer and Director	51
Christine Zhao	Chief Financial Officer	50
Kevin Moran	Chief Operating Officer	45
Alison Trauttmansdorff	Chief Human Resources Officer	52
Laurie Birrittella (Jelenek)	Chief People Officer	56
Jed Emerson	Chief Impact Officer	64
Colleen Graham	Global General Counsel	57

Biographical information for Michael Tiedemann is set forth above under “— Board of Directors.”

Christine Zhao. Ms. Zhao has served as our Chief Financial Officer since January 2023 and as Managing Director and Chief Financial Officer of our predecessor company Tiedemann Advisors since July 2021. Ms. Zhao has been a Board member of Jaguar Global Growth Corp I (Nasdaq: JGGC), a property tech focused special purpose acquisition company since February 2022. Most recently, she was Audit Committee Chair of D and Z Media Acquisition Corp. (NYSE: DNZ), a media and ed-tech focused special purpose acquisition company from January 2021 to February 2023, Governance & Nomination Committee Chair of bio-pharmaceutical company BeyondSpring Inc. (Nasdaq: BYSI), which develops innovative immuno-oncology cancer therapies, from October 2016 to January 2023, and CFO of Edoc Acquisition Corp. (Nasdaq: ADOC), a healthcare focused special purpose acquisition company, from November 2020 to October 2022. Previously, from November 2015 to December 2019, she served as Chief Financial Officer for two large PE-backed growth-stage companies, including Best Inc., a pre-IPO logistics technology company in China with major investors including Alibaba, Softbank, Goldman, and IFC among other large PE funds, which later priced its initial public offering at a valuation of over $3 billion (NYSE: BEST). Prior to this, Ms. Zhao served as a Managing Director of Bank of America Merrill Lynch and an Executive Director of JPMorgan, where she held senior positions at headquarters and global corporate and investment banking units, across a broad spectrum of functional areas including Treasury, liquidity products, capital management, and risk management, and acted as regional CFO/COO in transaction banking and corporate banking units. She also worked at American Express in various capacities including corporate strategic planning and venture investing from March 2003 to March 2008. Early in her career, Ms. Zhao worked in investment banking at Goldman Sachs and in corporate finance/ corporate development at FedEx. She has worked in New York, London, Singapore, Hong Kong and China, and has managed teams across four continents. Ms. Zhao is a Board member of several non-profit organizations, including Volunteers of America — Greater New York, founded in 1896 and one of America’s largest faith-based social service organizations with an over $100 million annual budget, the Chinese Finance Association (“TCFA”) with over 7,000 members worldwide, and Asian Pacific American Advocates (“OCA”) Westchester & Hudson Valley Chapter. She’s also a founding Board member of the American Chinese Unite Care (“ACUC”), a charity coalition of 159 community organizations which raised $5.8 million in funds and PPEs for the tri-state area medical workers and first-responders in COVID-19 relief between March-May 2020. Ms. Zhao received an MBA from Harvard Business School, master’s degrees in Economics and Finance from University of Alabama and a bachelor’s degree in Economics with distinction from Fudan University in China.

Kevin Moran. Mr. Moran has served as our Chief Operating Officer since January 2023. Mr. Moran began his career with Tiedemann Advisors in 2008 as General Counsel and Chief Compliance Officer and has served as the Chief Operating Officer and General Counsel of TWMH, Tiedemann Advisors and Tiedemann Trust Company since September 2017. He is also a member of the Executive Committee and the Chairman of the New Business Acceptance

Committee for Tiedemann Advisors. Mr. Moran manages Tiedemann Advisors’ Finance, Operations, Client Service, Technology, Legal, Compliance, Human Resources and Extended Family Office Services teams, and he oversees M&A activity for TWMH. Prior to joining Tiedemann Advisors, from October 2004 to April 2008, Mr. Moran was Associate General Counsel and Chief Compliance Officer of FRM Americas, LLC a subsidiary of Financial Risk Management. From September 2002 to October 2004, he was an associate in the Financial Service Group of the law firm Katten Muchin Zavis Rosenman. Mr. Moran earned a Juris Doctor degree from Boston University School of Law and received a Bachelor of Arts degree from Loyola University.

Alison Trauttmansdorff. Ms. Trauttmansdorff has served as our Chief Human Resources Officer since January 2023. Ms. Trauttmansdorff also serves as the Chief Human Resources Officer of Alvarium, which she joined in February 2022. Ms. Trauttmansdorff began her career in Human Resources with Goldman Sachs (NYSE: GS) in 1994, with whom she worked for 14 years in both Germany, where she helped grow the team to a significant office within the network, and in the UK in various HR roles including the Head of Graduate Recruitment for EMEA. She also served as a senior member of the human resources team for the Investment Banking Division as well as the Principal Investment Area. In 2008, Ms. Trauttmansdorff moved to Rothschild & Co as the HR Director based in London, overseeing both the central UK based team and HR teams globally. She was responsible for global client coverage of the Global Advisory and Merchant Banking businesses. Alongside her business coverage, she had a special focus on DE&I, people focused ESG issues and Wellbeing for the firm. She is a Director of the City HR Board since 2020, the professional body for HR in organizations and sectors that support the City of London. She has served on the main Council and Remuneration Committee of Aston University (where she graduated with a degree in International Business and Modern Languages) and also sat on the International Advisory Board of its Business School.

Laurie Birrittella (Jelenek). Ms. Birrittella has served as our Chief People Officer since January 2023. Ms. Birrittella is the Chief Administrative Officer of TIG and has served in that capacity since 2003. She joined TIG in 1991 and prior to becoming Chief Administrative Officer, she worked in various roles, including Office Manager, Investor Relations and Accounting. As Chief Administrative Officer, Ms. Birrittella is responsible for all administrative, human resources, business accounting and client services functions for TIG. Ms. Birrittella currently serves as Treasurer on the Board of Directors of Ferncliff Manor Inc., a non-profit organization supporting the mission of a unique residential school located in Yonkers, New York, founded in 1935 for children with developmental disabilities. She also serves on the Board of Directors of Bethany Arts Community Inc., a non-profit artist community located in Ossining, New York dedicated to creating space and environment for artists of all ages to create and collaborate and supporting the Arts. Ms. Birrittella attended Hope College in Holland, Michigan and has undertaken further studies at Pace University in New York, adding to her professional knowledge of accounting and business law.

Jed Emerson. Mr. Emerson has served as Chief Impact Officer since January 2023. Mr. Emerson has served as a Managing Director and the Global Lead of Impact Investing of Tiedemann Advisors since June 2021. Prior to his appointment in this role, he served on Tiedemann Advisors’ Impact Advisory Council from 2018 to 2021. Mr. Emerson oversees the strategy and implementation of Tiedemann Advisors Impact Investing practice and focuses on deepening the firm’s expertise and capabilities as well as helping identify effective impact solutions. Mr. Emerson has founded or co-founded numerous national Impact Investing, venture philanthropy, community venture capital and social enterprises. He is Senior Fellow with ImpactAssets, a nonprofit financial services Firm. From 2011 to 2017, Mr. Emerson was also senior strategic advisor to five family offices with over $1.4 billion in total assets, each executing 100 percent impact/sustainable investment strategies with their total net worth. Mr. Emerson has authored numerous articles and papers on social entrepreneurship and investing, including “Impact Investing: Transforming How We Make Money While Making a Difference,” winner of the 2012 Nautilus Gold Book Award and the first book on Impact Investing. In 2018, he released his eighth book, titled “The Purpose of Capital.” Originator of the concept of Blended Value, Mr. Emerson has given presentations at The World Economic Forum, The Clinton Global Initiative, The Skoll World Forum and numerous other conferences and professional meetings around the world. He is a Senior Fellow with the Center for Social Investment at Heidelberg University (Germany) and has held faculty appointments with Oxford University, Harvard, Stanford and Kellogg business schools. Mr. Emerson received a Bachelor of Arts degree from Lewis and Clark College, a Master’s degree in Social Work from University of Denver and an Master’s degree in Business Administration from St. Mary’s College of California.

Colleen Graham. Ms. Graham has served as our Global General Counsel since March 2023. Prior to joining AlTi, Ms. Graham served as Executive Vice President and General Counsel of Boston Private Financial Holdings from April 2019 to July 2021 and General Counsel and Chief Supervisory Officer of Boston Private’s successor entity, SVB Private from July 2021 to February 2023 including overseeing Boston Private’s $900 million acquisition by Silicon Valley Bank. Ms. Graham worked at Credit Suisse from August 1996 to February 2016 in various capacities, including as a Managing Director, Senior Lawyer, Head of Compliance Americas, Global Chief Control and Operational Risk Officer Investment Bank, Head of Business Risk Management Private Bank Americas, before joining Signac LLC, a joint venture between Credit Suisse and Palantir Technologies, from February 2016 to July 2017 as a Co-Founder and the Credit Suisse designated CEO. Ms. Graham served on the Board of Directors of Signac LLC, Credit Suisse Private Advisors and SVB Investment Services, Inc. Ms. Graham was also the Founder and CEO of NextGen Compliance LLC from July 2017 to April 2019. Ms. Graham started her career within the corporate law practice at Hughes Hubbard & Reed from 1991 to 1994, before joining the corporate practice of Thacher Proffitt & Wood from 1994 to 1996. Ms. Graham received her bachelor’s degree in finance and marketing from Boston College, and her juris doctorate at St. John’s University School of Law.

Director Designation Rights

The Investor Rights Agreements provide certain of our shareholders with director designation rights. See the “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE-Investor Rights Agreements” for more information.

Committees of the Board of Directors

Our Board maintains an audit, finance and risk committee (“audit committee”), a human capital and compensation committee (“compensation committee”) and an environmental, social, governance and nominating committee (“nominating committee”). The composition of each committee is set forth below.

Audit Committee

The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. The audit committee’s duties include, but are not limited to:

•

maintain open communications with the independent accountants, internal auditors or other personnel responsible for the internal audit function (if applicable), outside valuation experts, executive management, and the Board;

•

obtain and review a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•

meet separately, from time to time, with management, internal auditors or other personnel responsible for the internal audit function (if applicable), and the independent accountants to discuss matters warranting attention by the audit committee;

•	regularly report committee actions to the Board and make recommendations as the audit committee deems appropriate;

•

review our enterprise risk management framework and major risk exposures (including, without limitation, an annual independent review of cyber risks and committee review of any known exposurse and remediation measures);

•	review the financial results presented in all reports filed with the SEC;

•

review reports issued by regulatory examinations and consider the results of those reviews to determine if any findings could have a material effect on our financial statements or its internal controls and procedures;

•

discuss the Company’s disclosure, oversight of and conformity with our code of business conduct and code of ethics, and matters that may have a material effect on our financial statements, operations, compliance policies, and programs;

•	review and reassess the adequacy of the audit committee’s charter at least annually and recommend any changes to the full Board; and

•	take other actions required of the audit committee by law, applicable regulations, or as requested by the Board.

Our audit committee consists of Mr. Keaney, Ms. Lee, Ms. McNeilage and Mr. Yu, with Mr. Keaney serving as the chair of the committee. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our Board has determined that all of the members of the audit committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq with respect to audit committee membership. We also believe that Mr. Keaney qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K.

Compensation Committee

The compensation committee’s main function is to oversee the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers and other senior management, as appropriate. The compensation committee’s duties include, but are not limited to:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Our compensation committee consists of Ms. McNeilage, Ms. Brophy Warson Mr. Kabat, and Ms. Lee, with Ms. McNeilage serving as the chair of the committee. Our Board has determined that all of the members of the compensation committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq with respect to compensation committee membership.

Nominating Committee

The nominating committee’s main function is to oversee our corporate governance policies and the composition of our Board and committees. The nominating committee’s duties include, but are not limited to:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

•	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

•

developing, reviewing and overseeing our environmental, social and governance strategy, initiatives, and policies, including matters related to environmental, health and safety and corporate responsibility;

•	reviewing and overseeing our diversity, equity and inclusion strategy, initiatives and policies;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in our governance; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Our nominating committee consists of Ms. Brophy Warson, Mr. Keaney, Mr. Yu and Mr. Kabat, with Ms. Brophy Warson serving as chair. Our Board has determined that all of the members of the nominating committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq with respect to nominating committee membership.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that will apply to all of its employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.alti-global.com. We expect that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation of Cartesian

None of Cartesian’s executive officers or directors have received any cash compensation for services rendered to Cartesian. Since the consummation of the initial public offering until the consummation of the Business Combination, Cartesian was required to reimburse the Sponsor for office space and secretarial and administrative services provided to Cartesian, in an amount not to exceed $10,000 per month. In addition, the Sponsor, executive officers and directors and their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities conducted on Cartesian’s behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Cartesian’s audit committee reviewed all payments that Cartesian made to the Sponsor, executive officers and directors and their respective affiliates on a quarterly basis. Any such payments prior to the Business Combination were made using funds held outside of Cartesian’s trust account. Other than quarterly audit committee review of such reimbursements, Cartesian did not have any additional controls in place for governing reimbursement payments to its directors and executive officers for their out-of-pocket expenses incurred on behalf of Cartesian and in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, was paid by Cartesian to the Sponsor, executive officers and directors or any of their respective affiliates, prior to completion of the Business Combination.

Executive Officer and Director Compensation

Introduction

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for our executive officers who will be named executive officers (“Named Executive Officers”) of the Company following the Business Combination, which consist of our Chief Executive Officer and our two other most highly compensated executive officers. The determination of the two other most highly compensated executive officers is based upon the Company’s expectations of total compensation for each of its executive officers, portions of which have not yet been finally determined. For the fiscal year ended December 31, 2022, our Named Executive Officers are Michael Tiedemann, Christine Zhao, and Kevin Moran.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of our Named Executive Officers in fiscal year 2022.

Name and Principal Position	Year	Salary($)		Bonus($)	Stock Awards($)(1)	All Other Compensation ($)		Total($)
Michael Tiedemann, Chief Executive Officer	2022	600,000	(2)	457,000	193,000	12,500	(3)	1,262,500
Christine Zhao, Chief Financial Officer	2022	375,000	(4)	513,000	237,000	—		1,125,000
Kevin Moran, Chief Operating Officer	2022	375,000	(5)	432,000	193,000	—		1,000,000

1)

The amounts in this column represent the aggregate grant date fair value of shares of common stock granted to each named executive officer pursuant to Alvarium Tiedemann Holdings, Inc. 2023 Stock Incentive Plan, computed in accordance with FASB Accounting Standards Codification Topic 718.

(2)	Represents base salary paid in respect of TWMH ($350,000) and the TIG Entities ($250,000).
(3)	Represents profit share contributions in respect of the TIG entities ($12,500).
(4)	Represents base salary paid in respect of TWMH.
(5)	Represents base salary paid in respect of TWMH.

Employment Agreements

Tiedemann Employment Agreement

Effective upon the closing of the Business Combination, the Company, TIG Advisors, LLC (“TIG”), and Mr. Tiedemann entered into an amended and restated executive employment and restrictive covenant agreement (the “Tiedemann Employment Agreement”) pursuant to which Mr. Tiedemann agreed to serve in the capacity of Chief Executive Officer of the Company, TIG Advisors and any of the other Company Entities (as defined in the Tiedemann Employment Agreement) designated by the Company for an initial term of five years from the Closing Date. For his services, Mr. Tiedemann will be (a) paid a base salary of $600,000 per annum, (b) eligible to receive a bonus with respect to each fiscal year during the Employment Term (as defined in the Tiedemann Employment Agreement) under our annual incentive compensation plan, program and/or arrangements applicable to senior-level executives as established and modified from time to time by the compensation committee; provided, however, that in no event shall the target bonus in any fiscal year (including any partial year in which the Tiedemann Employment Agreement is executed) be less than the 50th percentile of annual bonuses, determined based on the Benchmarking Methodology, and (c) entitled to an equity grant with respect to each fiscal year (including any partial year in which the Tiedemann Employment Agreement becomes effective) under any equity and/or equity-based compensation plan(s) adopted and maintained by the Company or TIG Advisors from time to time (if any) for the benefit of select employees of the Company Entities (which any Equity Awards (as defined in the Tiedemann Employment Agreement) granted to Mr. Tiedemann under the Executive Incentive Plan (as defined in the Tiedemann Employment Agreement), and the terms and conditions thereof, shall be determined by the compensation committee; provided, however, that in no event shall the terms and conditions thereof be any less favorable to Mr. Tiedemann than any other senior executive participating in an Executive Incentive Plan, and further provided that the value and vesting term for each Equity Award will not be less than the 50th percentile of incentive equity grants, determined based on the Benchmarking Methodology). The Base Compensation (as defined in the Tiedemann Employment Agreement) will be subject to annual review for increase, but not decrease, by the Board; provided, however, that such review may be delegated to the compensation committee. The “Benchmarking Methodology” is defined as: the results of a benchmarking study of executives of similar title and role to Executive at comparable public companies, based on a peer group of executives and companies to be agreed upon in advance in writing by the Company and Mr. Tiedemann, with such benchmarking study prepared by an independent third-party consulting firm that selected by the compensation committee after consultation with Mr. Tiedemann and engaged at our expense. Mr. Tiedemann’s employment and employment term will terminate upon the earliest to occur of the following: (a) the date of Mr. Tiedemann’s death; (b) a termination of Mr. Tiedemann’s employment by TIG Advisors due to Mr. Tiedemann’s Disability (as defined in the Tiedemann Employment Agreement); (c) Mr. Tiedemann’s resignation without Good Reason; (d) a termination of Mr. Tiedemann’s employment by TIG Advisors for Cause; (e) a termination of Mr. Tiedemann’s employment by TIG Advisors without Cause; (f) the resignation of Mr. Tiedemann for Good Reason; or (g) the conclusion of the employment term in the event of non-renewal. Notwithstanding the foregoing, prior to the third anniversary of the Closing Date, TIG Advisors will not be entitled to terminate Mr. Tiedemann’s employment without Cause unless the determination to do so is made by a unanimous vote of the Board (after Mr. Tiedemann has been given the opportunity to make a presentation to the Board in opposition to such determination, if he so desires), excluding Mr. Tiedemann and any members who affirmatively indicate, in writing, that they are abstaining or recusing themselves from voting and provided that following any such abstentions or recusals, a quorum exists as under the applicable corporate documents (such determination, an “Early TWOC”). None of TIG Advisors, Mr. Tiedemann, or any Board member will take any undue action (including but not limited to the use of financial incentives or disincentives) to encourage or induce any Board member to vote, abstain, or recuse themselves from voting on an Early TWOC. (x) “Good Reason” is defined as the occurrence of any of the following events without Mr. Tiedemann’s consent: (a) a material reduction in Mr. Tiedemann’s Base Compensation; (b) a material diminution in Mr. Tiedemann’s duties, authority or responsibilities, or a change in Mr. Tiedemann’s title or reporting line; (c) a relocation of more than 30 miles from Mr. Tiedemann’s primary place of employment in New York, NY; or (d) the material breach of the Tiedemann Employment Agreement by the Company or TIG Advisors and (y) “Cause” is defined as: (a) a conviction of Mr. Tiedemann to a felony or other crime involving moral turpitude; (b) gross negligence or willful misconduct by Mr. Tiedemann resulting in material economic harm to the Company and/or the Company Entities, taken as a whole; (c) a willful and continued failure by Mr. Tiedemann to carry out the reasonable and lawful directions of the Board issued in accordance with the Company’s or TIG Advisor’s Certificate of Formation, Certificate of Incorporation or other governing documents; (d) Mr. Tiedemann engaging in (A) fraud, (B) embezzlement, (C) theft or (D) knowing and material dishonesty resulting in material economic harm to the Company or any of the Company Entities. For the avoidance of doubt, subpart (C) of the preceding sentence is not intended to include any de minimis, incidental conduct by Mr. Tiedemann (e.g., taking office supplies home, etc.) or inadvertent actions such as accidental personal use of a Company credit card or accidental errors in mileage reimbursement or other accidental or inadvertent actions that are not materially injurious to the Company or any of the Company Entities; (e) a willful or material violation by Mr. Tiedemann of a material policy or procedure of the Company or any of the Company Entities; or (f) a willful material breach by Mr. Tiedemann of the Tiedemann Employment Agreement.

If Mr. Tiedemann’s employment ends for any reason, Mr. Tiedemann will be entitled to the following: (a) any earned but unpaid Base Compensation through the Termination Date; (b) reimbursement for any unreimbursed business expenses incurred through the Termination Date; (c) any accrued but unused PTO (as defined in the Tiedemann Employment Agreement) in accordance with Cartesian policy; and (d) any other accrued and vested payments (measured as of the Termination Date), benefits or fringe benefits to which Mr. Tiedemann may be entitled under the terms of any applicable compensation arrangement, benefit or fringe benefit plan or program, including, without limitation, any earned yet unpaid bonuses or other incentive compensation relating to completed fiscal years prior to the Termination Date (collectively, the “Accrued Amounts”).

If Mr. Tiedemann’s employment is terminated by the Company without Cause or by Mr. Tiedemann with Good Reason, in addition to the Accrued Amounts, Tiedemann will be entitled to the following continued compensation (the “Continued Compensation”): (a) continuation of Mr. Tiedemann’s then Base Compensation for the longer period of (i) the remaining duration of the Initial Term as of the Termination Date or (ii) 12 months (such longer period, the “Severance Period”), payable as and when those amounts would have been payable had the Employment Term not ended; (b) for each fiscal year (including any partial fiscal years) during the Severance Period, an amount equal to the Bonus payable for the fiscal year ending immediately prior to the Termination Date, payable in monthly installments over the Severance Period; (c) immediate vesting of all Equity Awards previously granted to Tiedemann; and (d) continuation of the health benefits provided to Mr. Tiedemann and his covered dependents, pursuant to COBRA, at our sole cost, for a period of 18 months.

If Mr. Tiedemann’s employment terminates as a result of Mr. Tiedemann’s death or Disability, in addition to the Accrued Amounts, Mr. Tiedemann will be entitled to a (a) continuation of Mr. Tiedemann’s then Base Compensation for 12 months, payable as and when those amounts would have been payable had the Employment Term not ended; (b) an amount equal to the Bonus payable for the fiscal year ending immediately prior to the Termination Date, payable in monthly installments over 12 months; and (c) continuation of the health benefits provided to Mr. Tiedemann and his covered dependents, pursuant to COBRA, at our sole cost, for a period of 12 months.

If Mr. Tiedemann’s employment terminates as a result of a non-renewal, Mr. Tiedemann will only be entitled to payment of the Accrued Amounts. Additionally, if Mr. Tiedemann’s employment terminates as a result of non-renewal by either party, Mr. Tiedemann’s post-employment non-competition and non-solicitation obligations will be immediately null and void.

The Continued Compensation will only be payable if Mr. Tiedemann complies with all terms and conditions of the Tiedemann Employment Agreement and Mr. Tiedemann (or his estate) executes and delivers to us a customary general release of claims in the form attached to the Tiedemann Employment Agreement.

If any dispute arises concerning the Tiedemann Employment Agreement or Mr. Tiedemann’s employment or his termination, the parties will submit the dispute to arbitration at JAMS in New York, NY.

The Tiedemann Employment Agreement also includes certain restrictive covenants for Mr. Tiedemann, including a customary (a) 12-month non-compete (provided that if Mr. Tiedemann’s employment is terminated (i) without Cause prior to the third anniversary of the Closing Date, the non-compete will end six months following the Termination Date or (ii) as a result of non-renewal of the Agreement, there will be no non-compete) (the “Restricted Period”), (b) non-interference and non-solicitation of our employees and clients (and prospective clients) during Mr. Tiedemann’s employment and the Restricted Period, and confidentiality, company work product and intellectual property, cooperation and non-disparagement provisions. In addition, Mr. Tiedemann has agreed that the Company currently owns the rights to, uses, and may at its option continue to use, “Tiedemann” as a trade name and/or as trademark or service mark (or portion thereof) (the “Tiedemann Marks”) and Mr. Tiedemann has agreed not to challenge the validity or enforceability of the Tiedemann Marks and, until such time as we (or, if the Tiedemann Marks are assigned along with substantially all the assets of our business, our successors or assigns) ceases to use the Tiedemann Marks, will not market, promote, distribute, or sell (or authorize others to market, promote, distribute or sell) to any third party, any private wealth or asset management services under the “Tiedemann” name or utilizing trademarks that are the same or similar to the Tiedemann Marks. Subject to the foregoing, nothing contained in the Tiedemann Employment Agreement will prohibit, limit or otherwise impair Tiedemann in using the “Tiedemann” name with respect to any activities following Tiedemann’s employment with the Company.

Moran Employment Agreement

Effective upon the closing of the Business Combination, the Company and Tiedemann Advisors, LLC (“TA”) entered into a new employment agreement with Kevin Moran (the “Moran Employment Agreement”), pursuant to which Mr. Moran is employed by TA and serves as the Company’s Chief Operating Officer following the closing of the Business Combination. The Moran Employment Agreement provides that his initial annual base salary will be $375,000, and is subject to annual review by the compensation committee and may be increased but not decreased (other than as a result of an across the board reduction among the management team). In addition, the Moran Employment Agreement provides that, during each fiscal year during his employment under the Moran Employment Agreement, Mr. Moran is eligible to receive a bonus, provided that the target annual bonus in any fiscal year shall not be less than the 50th percentile of annual bonuses based upon a benchmarking study of executives of similar title role to Mr. Moran at comparable public companies. Mr. Moran is also eligible to participate in any equity or equity-based compensation maintained by the Company from time to time, and he is also eligible to participate in employee benefit plans generally in effect from time to time.

In the event of a termination of Mr. Moran’s employment by the Company without “cause” (as defined in the Moran Employment Agreement) or by his resignation for “good reason” (as defined in the Moran Employment Agreement), subject to Mr. Moran’s execution and non-revocation of a general release of claims in favor of the Company and its affiliates, Mr. Moran will be entitled to receive (i) base salary continuation for 12 months following his termination date (ignoring any reduction that constitutes good reason), (ii) any unpaid bonus with respect to the completed year prior to the year in which the termination occurs; (iii) an amount equal to Mr. Moran’s prior year’s bonus and (iv) subject to Mr. Moran’s election to receive continued health benefits under COBRA and copayment of premium amounts at the active employees’ rate, payment of remaining premiums for participation in our health benefit plans until the earlier of (A) twelve months following termination; and (B) the date he becomes eligible for group medical plan benefits under any other employer’s group medical plan.

In the event of a termination of Mr. Moran’s employment due to his death or disability, Mr. Moran will be entitled to (i) a lump sum payment equal to the sum of twelve months of Mr. Moran’s base salary and the prior year’s bonus (prorated for the portion of the year worked) plus (ii) continuation of the health benefits provided to Mr. Moran and his covered dependents at the Company’s sole premium cost for a period of 12 months.

Director Compensation

Following the Business Combination, the Board approved the compensation for our non-employee directors for the fiscal year ending December 31, 2023, pursuant to which our non-employee directors will receive the following:

•	Annual cash retainer of $100,000 for service on the Board;

•

Additional annual cash retainers of $20,000 for service as the chair of the audit committee, $10,000 for service as the chair of the compensation committee and $10,000 for service as the chair of the nominating committee;

•

Additional annual cash retainers of $10,000 for service as a member of the audit committee, $5,000 for service as a member of the compensation committee, and $5,000 for service as a member of the nominating committee;

•	Annual equity grant of restricted stock under the Alvarium Tiedemann Holdings, Inc. 2023 Stock Incentive Plan (the “2023 Plan”) with a value of approximately $110,000; and

•	Additional annual cash retainers of $40,000 and equity grant of $60,000 for service as chair of the Board.

In addition, members of the Board were awarded a one-time cash remuneration of $100,000 ($140,000 for the chair of the Board) in Q12023 and will be granted an initial listing equity grant of $110,000 ($170,000 for the chair of the Board).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS2

The following table sets forth beneficial ownership of Common Stock as of April 14, 2023 by:

•	each person who is known to be the beneficial owner of more than 5% of shares of Common Stock;

•	each of the Company’s current named executive officers and directors; and

•	all current executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Percentage ownership of our voting securities is based on 113,028,474 shares of Common Stock issued and outstanding on April 14, 2023, consisting of 57,995,513 shares of Class A Common Stock and 55,032,961 shares of Class B common stock, par value $0.0001 per share of the Company (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), immediately following the consummation of the Business Combination and the PIPE Investment, and does not include 19,892,387 shares of Common Stock issuable upon the exercise of the Warrants that remain outstanding following the Business Combination.

Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned(2)		% of Ownership
Name of Beneficial Owner(1)	Shares	Percent	Shares	Percent
Five Percent Holders
CGC Sponsor LLC(3)	10,454,384	18.0%	—	—	9.2%
IlWaddi Cayman Holdings(4)	19,809,002	34.2%	—	—	17.5%
Global Goldfield Limited(5)	11,164,474	19.3%	—	—	9.9%
Drew Figdor(6)	1,032,108	1.8%	8,617,856	15.7%	8.5%
Citadel Advisors LLC(7)	2,929,301	5.1%			2.6%
Directors and Named Executive Officers
Michael Tiedemann(8)	1,078,094	1.9%	9,930,041	18.0%	9.7%
Christine Zhao	100	*	—	—	*
Kevin Moran(9)	85,691	*	845,759	1.5%	*
Alison Trauttmansdorff	100	*	—	—	*
Laurie Birrittella (Jelenek)(10)	135,983	*	1,135,425	2.1%	1.1%
Jed Emerson	100	*	—	—	*
Colleen Graham	—	—	—	—	—
Craig Smith(11)	217,548	*	2,147,165	3.9%	2.1%
Spiros Maliagros(12)	456,457	*	3,811,306	6.9%	3.8%
Peter Yu(3)	10,454,384	18.0%	—	—	9.2%
Nancy Curtin	—	—	—	—	—
Ali Bouzarif(13)	797,073	1.4%	—	—	*
Kevin T. Kabat	—	—	—	—	—
Timothy Keaney	—	—	—	—	—
Tracey Brophy Warson	—	—	—	—	—
Hazel McNeilage	—	—	—	—	—
Judy Lee	—	—	—	—	—
All directors and executive officers as a group (17 individuals)	13,225,530	22.8%	17,869,696	32.5%	27.5%

[2]	NTD: Beneficial ownership table to be updated closer to 10-K filing date.

*	Indicates beneficial ownership of less than 1%.
1)	Unless otherwise noted, the business address of each of the entities or individuals is 520 Madison Avenue, 21st Floor, New York, NY 10022.
2)

Each Class B Unit (a “Class B Unit”) of Umbrella is paired with a share of Class B Common Stock (collectively, the “Paired Interests”). Pursuant to the Umbrella LLC Agreement, a Paired Interest is exchangeable at any time for a share of Class A Common Stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As the holder exchanges the Paired Interests pursuant to the Umbrella LLC Agreement, the shares of Class B Common Stock included in the Paired Interests will automatically be canceled and the Class B Common Units included in the Paired Interests shall be automatically transferred to us and converted into and become an equal number of Class A Common Units in Umbrella.

3)

Consists of (i) 6,039,292 shares of Class A Common Stock held by the Sponsor, (ii) 374,429 shares of Class A Common Stock held by Pangaea Three, LP (“Pangaea”), the sole member of the Sponsor, and (iii) 4,040,663 shares of Class A Common Stock underlying Warrants exercisable within 60 days held by Pangaea. Pangaea is the sole member of the Sponsor, and both the Sponsor and Pangaea are controlled by Peter Yu. Consequently, each of Pangaea and Mr. Yu may be deemed to share voting and dispositive control over the securities held by the Sponsor and thus to share beneficial ownership of such securities, and Mr. Yu may be deemed to share voting and dispositive control over the securities held by the Sponsor and Pangaea and thus to share beneficial ownership of such securities. Mr. Yu disclaims beneficial ownership of the securities held by the Sponsor and Pangaea, except to the extent of his pecuniary interest therein. The business address of the Sponsor is 505 Fifth Avenue, 15th Floor, New York, NY 10017.

4)

Consists of (i) 17,254,687 shares of Class A Common Stock, (ii) 1,104,315 shares of Class A Common Stock underlying Warrants exercisable within 60 days and (iii) options to purchase 1,450,000 shares of Class A Common Stock exercisable within 60 days held directly by ilWaddi Cayman Holdings (“ilWaddi”). H.E. Sheikh Jassim Abdulaziz J.H. Al-Thani is the sole owner of ilWaddi. Accordingly, Mr. Al-Thani may be deemed to have beneficial ownership of the shares held directly by ilWaddi. The business address of ilWaddi and Mr. Al-Thani is c/o Geller Advisors, 909 Third Avenue, New York, NY 10022.

5)

Consists of (i) 10,180,060 shares of Class A Common Stock and (ii) 984,414 shares of Class A Common Stock underlying Warrants exercisable within 60 days held directly by Global Goldfield Limited (“GGL”). The sole owner of GGL is Jaywell Limited (“Jaywell”). The sole owner of Jaywell is Avanda Investments Limited (“Avanda”). The sole owner of Avanda is Peterson Alpha (PTC) Limited (“Peterson”). The sole owner of Peterson is Sai Hong Yeung. Accordingly, each of Jaywell, Avanda, Peterson and Mr. Yeung may be deemed to have beneficial ownership of the shares held directly by GGL. The business address of GGL, Jaywell, Avanda, Peterson and Mr. Yeung is 22/F South China Building, 1-3 Wyndham Street, Central, Hong Kong.

6)	Consists of (i) 1,032,108 shares of Class A Common Stock underlying Warrants exercisable within 60 days and (ii) 8,617,856 shares of Class B Common Stock.
7)

According to a Schedule 13G/A filed with the SEC on February 14, 2023 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to the shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Citadel Advisors, CAH and CGP share voting and dispositive power with respect to

2,921,917 of the shares. Citadel Securities, CALC4 and CSGP share voting and dispositive power with respect to 7,384 of the shares. Mr. Griffin shares voting and dispositive power with respect to 2,929,301 of the shares. The principal business address of each of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP and Mr. Griffin is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
8)

Consists of (i) 585,198 shares of Class A Common Stock underlying Warrants exercisable within 60 days and 5,065,196 shares of Class B Common Stock held by Mr. Tiedemann, (ii) 253,307 shares of Class A Common Stock underlying Warrants exercisable within 60 days and 2,500,103 shares of Class B Common Stock held by the Michael Glenn Tiedemann 2012 Delaware Trust (“MGT 2012 DE Trust”) over which shares Mr. Tiedemann has investment discretion, (iii) 67,917 shares of Class A Common Stock underlying Warrants exercisable within 60 days and 670,334 shares of Class B Common Stock held by the CHT Family Trust Article 3rd fbo Michael G. Tiedemann (“CHT Fam Tst Ar 3rd fbo MGT”) over which shares Mr. Tiedemann has investment discretion and (iv) 171,672 shares of Class A Common Stock underlying Warrants exercisable within 60 days and 1,694,408 shares of Class B Common Stock held by Chauncey Close, LLC, over which shares Mr. Tiedemann may be deemed to have beneficial ownership by virtue of being the managing member of Chauncey Close, LLC. Mr. Tiedemann disclaims beneficial ownership of the shares of Class B Common Stock held by the MGT 2012 DE Trust, the CHT Fam Tst Ar 3rd fbo MGT and Chauncey Close, LLC, except to the extent of any pecuniary interest he may have therein. The principal business address of MGT 2012 DE Trust is c/o Tiedemann Trust Company, 200 Bellevue Parkway, Suite 525, Wilmington, DE 19809.

9)	Consists of (i) 85,691 shares of Class A Common Stock underlying Warrants exercisable within 60 days and (ii) 845,759 shares of Class B Common Stock.
10)

Consists of (i) 135,983 shares of Class A Common Stock underlying Warrants exercisable within 60 days and (ii) 1,135,425 shares of Class B Common Stock. Does not include 203,329 shares of Class B Common Stock held by Chauncey Close, LLC, in which Ms. Birrittella (Jelenek) has a pecuniary interest. Ms. Birrittella (Jelenek) disclaims beneficial ownership of the shares of Class B Common Stock held by Chauncey Close, LLC, except to the extent of any pecuniary interest she may have therein.

11)	Consists of (i) 217,548 shares of Class A Common Stock underlying Warrants exercisable within 60 days and (ii) 2,147,165 shares of Class B Common Stock.
12)

Consists of (i) 456,457 shares of Class A Common Stock underlying Warrants exercisable within 60 days and (ii) 3,811,306 shares of Class B Common Stock. Does not include 440,547 shares of Class B Common Stock held by Chauncey Close, LLC, in which Mr. Maliagros has a pecuniary interest. Mr. Maliagros disclaims beneficial ownership of the shares of Class B Common Stock held by Chauncey Close, LLC, except to the extent of any pecuniary interest he may have therein.

13)	Consists of (i) 732,040 shares of Class A Common Stock and (ii) 65,033 shares of Class A Common Stock underlying Warrants exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Investor Rights Agreements

At the Closing, we entered into an investor rights agreement with a shareholder of Alvarium, pursuant to which, among other things, the shareholder will have the right to designate one nominee to the Board (the “Shareholder Designee”), and any committee of the Board will include the Shareholder Designee as a member or, if the Shareholder Designee does not meet applicable independence requirements to serve on any of our audit, compensation or nominating committees, the Shareholder Designee will have the right to participate in such committee meetings as an observer (the “Shareholder IRA”). In addition, at the Closing, we entered into separate investor rights agreements with certain Voting Parties (as defined therein and which includes the Sponsor and Michael Tiedemann) pursuant to which, among other things, the Voting Party will agree to vote in favor of the election or re-election of the Shareholder Designee as a director (each, a “Voting IRA” and, collectively with the Shareholder IRA, the “Investor Rights Agreements”).

The foregoing descriptions of the Investor Rights Agreements are not complete and are subject to and qualified in their entirety by reference to the full text of the Investor Rights Agreements, copies of which are filed as exhibits to this Annual Report and are incorporated herein by reference.

Umbrella LLC Agreement

Following the effective time of the Umbrella Merger, Umbrella adopted the Umbrella LLC Agreement in the form attached as an exhibit to the Business Combination Agreement. We are the sole manager of Umbrella. Certain of our directors and officers are members of Umbrella.

Provisions in the Umbrella LLC Agreement are intended to ensure that the total number of Umbrella’s Class A Common Units outstanding is always equal to the total number of outstanding shares of Class A Common Stock. The shares of Class B Common Stock (which is solely voting stock with no economic rights) will be “paired” to Umbrella Class B Common Units (which are economic units pursuant to which the holders of Class B Common Units effectively receive the economics they would have received had they instead held Class A Common Stock), with the holders of Umbrella Class B Common Units holding one share of Class B Common Stock for each Class B Common Unit held.

The Umbrella LLC Agreement provides that transfers of the Class B Common Units may not be made without the Manager’s consent except in the case of certain permitted transfers. The Umbrella LLC Agreement also provides for terms and conditions upon which holders of Umbrella Common Units can exchange one Umbrella Class B common unit and one share of Class B Common Stock for, at our option, either a number of shares of Class A Common Stock equal to the Exchange Rate (as defined therein) or (ii) cash in an amount based upon the sale price of Class A Common Stock in a private sale or the price to the public.

The foregoing description of the Umbrella LLC Agreement is not complete and is subject to and qualified in its entirety by reference to the full text of the Umbrella LLC Agreement, a copy of which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Tax Receivable Agreement

Umbrella has made or will make an election under Section 754 of the Code for the taxable year in which the Business Combination occurs, and such election will remain in effect for any future taxable year in which a Unit Exchange occurs. Such election is expected to result in increases to our allocable share of the tax basis of the assets of Umbrella at the time of the Business Combination transactions and any future Unit Exchange. Such increases in our allocable share of Umbrella’s tax basis in its assets, may reduce the amount of tax that we would otherwise be required to pay in the future. Such increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

At the Closing, we entered into the Tax Receivable Agreement with TWMH Members, the TIG GP Members, the TIG MGMT Members (including certain of our directors and officers) (collectively, the “TRA Recipients”) that provides for the payment by us to the TRA Recipients of 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local and foreign income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us or a change in control, as discussed below) as a result of the increases in tax basis and certain other tax benefits related to our entering into the Tax Receivable Agreement. This payment obligation is our obligation and not the obligation of Umbrella. We will benefit from the remaining 15% of cash tax savings, if any, that we realize as a result of such tax attributes. For purposes of the Tax Receivable Agreement, the cash tax savings will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of our assets as a result of the Business Combination or the Unit Exchanges and had we not entered into the Tax Receivable Agreement (calculated by making certain assumptions).

The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement for an amount based on the present value of the agreed payments remaining to be made under the Tax Receivable Agreement (as described in more detail below), there is a change of control (as described in more detail below) or we breach any of our material obligations under the Tax Receivable Agreement, in which case all obligations will generally be accelerated and due as if we had exercised our right to terminate the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation depends on a variety of factors. The actual increase in tax basis of the assets of Umbrella, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:

•

the timing of Unit Exchanges and the price of our Class A Common Stock at the time of such Unit Exchanges—the increase in any tax deductions, as well as the tax basis increase in other assets or other tax attributes, is proportional to the price of our Class A Common Stock at the time of the Unit Exchange;

•

the extent to which such Unit Exchanges are taxable—if an exchange is not taxable for any reason, an increase in the tax basis of the assets of Umbrella (and thus increased deductions) may not be available as a result of such Unit Exchange; and

•	the amount and timing of our income—we will be required to pay 85% of the cash tax savings, if any, as and when realized.

If we do not have taxable income (determined without regard to the tax basis increase resulting from a Unit Exchange), we will generally not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no cash tax savings will have been actually realized. However, any cash tax savings that do not result in realized benefits in a given tax year may generate tax attributes that may be utilized to generate benefits in future tax years (with possibly some carry back potential to prior tax years for certain tax purposes). The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.

Future payments under the Tax Receivable Agreement are expected to be substantial. It is possible that future transactions or events could increase or decrease the actual cash tax savings realized and the corresponding payments under the Tax Receivable Agreement. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual cash tax savings we realize and/or distributions to us by Umbrella are not sufficient to permit us to make payments under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon the TRA Recipients’ continued ownership of us or Umbrella.

In addition, the Tax Receivable Agreement provides that upon a change of control, our obligations under the Tax Receivable Agreement would be accelerated as if we had exercised our early termination right based on certain assumptions, (as described below) including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement.

Furthermore, we may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future payments under the Tax Receivable Agreement. In determining such anticipated future payments, the Tax Receivable Agreement includes several assumptions, including (1) that any Umbrella common units that have not been redeemed are deemed redeemed for the market value of our Class A Common Stock and the amount of cash that would have been transferred if the redemption had occurred at the time of termination, (2) we will have sufficient taxable income in each future taxable year to fully utilize all relevant tax attributes subject to the Tax Receivable Agreement, (3) the tax rates for future years will be those specified in the law as in effect at the time of termination, and (4) certain non-amortizable, non-deductible assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings is discounted at a rate equal to SOFR plus 100 basis points.

As a result of the change in control provisions and the early termination right, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than 85% of the actual cash tax savings that we realize in respect of the tax attributes subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity.

Decisions made in the course of running our businesses may influence the timing and amount of payments that are received by the TRA Recipients under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of an exchanging holder without giving rise to any rights to payments under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. Although we are not aware of any issue that would cause the IRS to challenge an increase in the tax basis of the assets of Umbrella that would otherwise be subject to the Tax Receivable Agreement, we will not be reimbursed for any payments previously made under the Tax Receivable Agreement with respect to a tax basis increase that is successfully challenged. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of our cash tax savings.

The foregoing description of the Tax Receivable Agreement is not complete and is subject to and qualified in its entirety by reference to the full text of the Tax Receivable Agreement, a copy of which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Alvarium Exchange Agreement

Concurrently with the execution of the Business Combination Agreement, we, Alvarium and the shareholders of Alvarium (the “Alvarium Shareholders”) entered into the Alvarium Exchange Agreement pursuant to which, at the Closing, the Alvarium Shareholders exchanged their ordinary shares of an Isle of Man entity which was established by Alvarium and owned by the Alvarium Shareholders (“Alvarium Topco”) and Class A Shares of Alvarium Topco for that number and type of Class A Common Stock as is equal to each Alvarium Shareholders’ portion of the Alvarium Shareholders Share Consideration as determined in accordance with the Business Combination Agreement.

The foregoing description of the Alvarium Exchange Agreement is not complete and is subject to and qualified in its entirety by reference to the full text of the Alvarium Exchange Agreement, a copy of which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, we entered into Subscription Agreements, with the PIPE Investors pursuant to which, on the terms and subject to the conditions therein, the PIPE Investors collectively subscribed for 16,936,715 PIPE Shares at a purchase price of $9.80 per share, for an aggregate purchase price equal to $164,999,807. The Private Placement was consummated substantially concurrently with the closing of the Business Combination. Upon the Closing of the Private Placement, we simultaneously (i) canceled 2,118,569 Class A ordinary shares held by Sponsor, which number was equal to the number of Class B ordinary shares held by the Sponsor which were subject to forfeiture pursuant to the Sponsor Support Agreement and (ii) issued to the PIPE Investors the shares of Class A Common Stock in an amount of shares equal to the number of shares of Class A Common Stock purchased at the closing of the Business Combination by the PIPE Investors pursuant to certain Subscription Agreements (“PIPE Shares”), divided by the sum of the number of the non-redeemed Class A ordinary shares and the number of, on a pro-rata basis based on the number of PIPE Shares held by such PIPE Investors (“PIPE Bonus Shares”).

IlWaddi (a greater than 5% beneficial owner of Common Stock) was issued 5,834,697 shares of Class A Common Stock in connection with the Private Placement. Sponsor was issued 2,861 shares of Class A Common Stock in connection with the Private Placement.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Subscription Agreement, a copy of which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Registration Rights and Lock-Up Agreement

On the Closing Date, we, certain of our shareholders (including the Sponsor), the Alvarium Shareholders, the TWMH Members, the TIG GP Members and the TIG MGMT Members (such shareholders and members, the “Holders”) entered into the Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”), pursuant to which, among other things, we are obligated to file a registration statement to register the resale of certain of our securities held by the Holders (including any outstanding Common Stock and any other equity security (including the Warrants and Common Stock issued or issuable upon the exercise or conversion of any other such equity security) held by a Holder immediately following the Closing (including any securities distributable pursuant to the Business Combination Agreement and any PIPE Shares) and any Common Stock or any other equity security issued or issuable, including in exchange for Umbrella Class B common units pursuant to the terms and subject to the conditions of the Umbrella LLC Agreement). The Registration Rights and Lock-Up Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain customary exceptions, the Registration Rights and Lock-Up Agreement further provides for the Common Stock and any other equity securities convertible into or exercisable or exchangeable for Common Stock (“Lock-Up Shares”) held by the Holders to be locked-up for a period of time, as follows:

(a)	In relation to the SPAC Private Placement Warrants (other than those held by specified individuals (“Director Holders”)):

i.	One-third of the SPAC Private Placement Warrants will be locked-up during the period beginning on the Closing Date and ending on the date that is two years after the Closing Date;

ii.	One-third of the SPAC Private Placement Warrants will be locked-up during the period beginning on the Closing Date and ending on the date that is three years after the Closing Date; and

iii.	One-third of the SPAC Private Placement Warrants will not be locked-up;

(b)

The (x) Class B ordinary shares held by the Director Holders and the Common Stock received in exchange for such Class B ordinary shares (the “Director Shares”) and (y) 50% of the shares of Common Stock, or Class B Units that are exchangeable into Common Stock pursuant to the Umbrella LLC Agreement, held by the Inactive Target Holders (as designated therein) (the “Inactive Target Holder Shares” and, together with the Director Shares, the “Director/Inactive Target Holder Shares”) will be locked-up during the period beginning on the Closing Date and ending on the date that is one year after the Closing Date;

(c)

The Option Shares (as defined in the option agreements option agreements, dated September 19, 2021, by and between the Company and the PIPE Investors, as amended on October 25, 2022) (the “Sponsor-Sourced Option Shares”) will be locked-up for the period beginning on the Closing Date and ending on the earlier to occur of (x) one year after the date of the Closing Date or (y) such time, at least 150 days after the Closing Date, that the closing price of Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share

(d)	In relation to the Lock-Up Shares (other than the SPAC Private Placement Warrants, the Director/ Inactive Target Holder Shares and the Sponsor-Sourced Option Shares):

i.

an amount equal to 40% (plus, in the case of the Sponsor, the Specified Amount (as defined in the Registration Rights and Lock-Up Agreement)) of such Lock-Up Shares will be locked-up during the period beginning on the Closing Date and ending on the date that is one year after the Closing Date;

ii.

an amount equal to 30% (minus, in the case of the Sponsor, one-half of the Specified Amount) of such Lock-Up Shares will be locked-up during the period beginning on the Closing Date and ending on the date that is two years after the Closing Date; and

iii.

an amount equal to 30% (minus, in the case of the Sponsor, one-half of the Specified Amount) of such Lock-Up Shares will be locked-up during the period beginning on the Closing Date and ending on the date that is three years after the Closing Date.

The foregoing description of the Registration Rights and Lock-Up Agreement is not complete and is subject to and qualified in its entirety by reference to the full text of the form of Registration Rights and Lock-Up Agreement, a copy of which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Additional Related Party Transactions Prior to the Business Combination

Founder Shares

On December 31, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares. On February 23, 2021, we effectuated a recapitalization, and as a result, the initial shareholders held 8,625,000 Class B ordinary shares, including up to 1,125,000 Founder Shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option on February 26, 2021, none of the Class B ordinary shares were subject to forfeiture any longer.

On the Closing Date, we consummated the Business Combination, pursuant to which, among other things, the Founder Shares were automatically converted into shares of Class A Common Stock. The initial shareholders, including the Sponsor, are subject to contractual restrictions on transfer of such shares of Class A Common Stock, as described more fully under “—Registration Rights and Lock-Up Agreement” above.

Private Placement Warrants

Simultaneously with the closing of the initial public offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000, in a private placement. In connection with the Business Combination, all of the Private Placement Warrants held by the Sponsor were cancelled.

Administrative Services

We agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team prior to the Business Combination. Upon completion of the Business Combination, we ceased paying these monthly fees.

Related Party Loans

On December 31, 2020, the Sponsor agreed to loan us up to $250,000 to be used for a portion of the expenses of the initial public offering. These loans were non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the initial public offering. As of February 26, 2021, we had borrowings of $144,890 under the promissory note, and on February 26, 2021, repaid the $144,890 from the proceeds of the initial public offering. As of the Closing Date, we had no outstanding borrowings under the promissory note.

In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors had the option, but not the obligation to, loan us funds as may be required (such funds, the “Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into SPAC Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the SPAC Private Placement Warrants. As of the Closing Date, we had $500,000 outstanding under the Working Capital Loans. Upon the consummation of the Business Combination, we repaid the Working Capital Loans.

Related Person Transaction Policy

The Board has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest.

A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or a member of the Board;

•	any person who is known by us to be the beneficial owner of more than 5% of its voting stock;

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have also adopted policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. For example, we have adopted a Code of Business Conduct and Ethics that generally prohibits our officers or directors from engaging in any transaction where there is a conflict between such individual’s personal interest and our interests. Waivers to the Code of Business Conduct and Ethics will generally only be obtained from the audit committee, or if for an executive officer, by the Board, and are publicly disclosed as required by applicable law and regulations. In addition, the audit committee will be required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K).

Director Independence

Our Board has determined that each of Ms. Lee, Mr. Kabat, Mr. Keaney, Ms. McNeilage, Ms. Warson and Mr. Yu are “independent directors” under the Nasdaq listing standards and applicable SEC rules. Our independent directors have scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our Board will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled approximately $134,621 and $89,610, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our initial public offering, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

None.

(3)	Exhibits

The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description of Exhibit

2.1†	Amended and Restated Business Combination Agreement, dated October 25, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 2022).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 9, 2023).

4.1*	Description of Registrant’s Securities.

4.2	Amended and Restated Warrant Agreement, dated January 3, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.1#	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.2#	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.3#	2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.4#	2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 23, 2021).

10.5.1	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 26, 2022).

10.6	Registration Rights and Lock-Up Agreement, dated as of January 3, 2023, between the Company and the Holders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.7#	Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed September 23, 2021).

10.7.1	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 26, 2022).

10.8	Form of Shareholder IRA (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed February 11, 2022).

10.9	Form of Voting IRA (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed February 11, 2022).

10.10	Tax Receivable Agreement, dated as of January 3, 2023, between the Company and the TWMH Members, the TIG GP Members and the TIG MGMT Members (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.11	Credit Agreement, dated as of January 3, 2023, between the Company, BMO Harris Bank N.A., the guarantors from time to time party thereto and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.12#	Executive Employment and Restrictive Covenant Agreement, dated as of January 3, 2023, among the Company, TIG Advisors, LLC and Kevin Moran (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.13#	Amended and Restated Tiedemann Employment Agreement, dated as of January 3, 2023, by and between the Registrant and Michael Tiedemann (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.14	Second Amended and Restated Limited Liability Agreement of Umbrella, dated as of January 3, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1filed January 27, 2023).

10.15	Alvarium Exchange Agreement, dated as of September 19, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed September 27, 2022).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†

The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan.

INDEX TO AUDITED FINANCIAL STATEMENTS
ALVARIUM TIEDEMANN HOLDINGS, INC.
(FORMERLY AS CARTESIAN GROWTH CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Alvarium Tiedemann Holdings, Inc. (formerly as Cartesian Growth Corporation)
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Alvarium Tiedemann Holdings, Inc. (formerly as Cartesian Growth Corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
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
/
S
/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020
.
West Palm Beach, FL
April 17, 2023
PCAOB ID Number 688

ALVARIUM TIEDEMANN HOLDINGS, INC.
(FORMERLY AS CARTESIAN GROWTH CORPORATION)
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash	$85,540	$551,258
Prepaid Expenses	—	70,406

Total current assets	85,540	621,664
Cash and marketable securities held in Trust Account	349,983,839	345,031,308

Total Assets	$350,069,379	$345,652,972

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accounts payable and accrued expenses	$8,004,647	$182,120

Total current liabilities	8,004,647	182,120
Deferred underwriting fee	7,800,000	12,075,000
Convertible promissory note – related party	490,814	—
Conversion option liability	82,107	—
Warrant liabilities	10,531,140	23,093,608

Total liabilities	26,908,708	35,350,728
Commitments and Contingencies
Redeemable Ordinary Shares
Class A ordinary shares subject to possible redemption, 34,500,000 shares, issued and outstanding, at redemption values of approximately $10.14 and $10.00 at December 31, 2022 and 2021, respectively	349,983,839	345,031,308
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2022 and 2021	863	863
Additional paid-in capital	1,200,788	—
Accumulated deficit	(28,024,819)	(34,729,927)

Total shareholders’ Deficit	(26,823,168)	(34,729,064)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$350,069,379	$345,652,972

The accompanying notes are an integral part of the financial statements.

ALVARIUM TIEDEMANN HOLDINGS, INC.
(FORMERLY AS CARTESIAN GROWTH CORPORATION)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Operating costs	$8,858,651	$1,012,448

Loss from operations	(8,858,651)	(1,012,448)

Other income (expense) :
Interest earned on cash and marketable securities held in Trust Account	4,974,899	31,308
Interest expense – debt discount	(32,145)	—
Offering costs allocated to warrants	—	(868,131)
Excess of Private Placement Warrants fair value over purchase price	—	(3,097,200)
Change in fair value of warrant liability	12,562,468	3,911,091
Unrealized loss – treasury bills	(22,368)	—
Change in fair value of conversion option liability	(40,776)	—
Other income	195,587	—

Total other income (expense)	17,637,665	(22,932)

Net income (loss)	$8,779,014	$(1,035,380)

Basic and diluted weighted average shares outstanding; Class A ordinary shares subject to possible redemption	34,500,000	29,112,329

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.20	$(0.03)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,449,315

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.20	$(0.03)

The accompanying notes are an integral part of the financial statements.

ALVARIUM TIEDEMANN HOLDINGS, INC.
(FORMERLY AS CARTESIAN GROWTH CORPORATION)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2021	7,187,500	$719	$24,137	$(7,948)	$16,908
Class B ordinary shares issued to Sponsor	1,437,500	144	—	—	144
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(24,137)	(33,686,599)	(33,710,736)
Net loss	—	—	—	(1,035,380)	(1,035,380)

Balance as of December 31, 2021	8,625,000	863	—	(34,729,927)	(34,729,064)
Waived deferred underwriting fee	—	—	4,079,413	—	4,079,413
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(2,878,625)	(2,073,906)	(4,952,531)
Net income	—	—	—	8,779,014	8,779,014

Balance as of December 31, 2022	8,625,000	$863	$1,200,788	$(28,024,819)	$(26,823,168)

The accompanying notes are an integral part of the financial statements.

ALVARIUM TIEDEMANN HOLDINGS, INC.
(FORMERLY AS CARTESIAN GROWTH CORPORATION)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,779,014	$(1,035,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,974,899)	(31,308)
Other income	(195,587)	—
Offering costs allocated to warrants	—	868,131
Excess of private warrants fair value over purchase price	—	3,097,200
Change in fair value of warrant liability	(12,562,468)	(3,911,091)
Unrealized loss – treasury bills	22,368	—
Amortization of debt discount	32,145	—
Change in fair value of conversion option liability	40,776	—
Changes in operating assets and liabilities:
Prepaid expenses	70,406	(70,406)
Accounts payable and accrued expenses	7,822,527	174,172

Net cash used in operating activities	(965,718)	(908,682)

Cash Flows from Investing Activities:
Proceeds from sale of investment held in Trust Account	348,906,871	—
Investment of cash in Trust Account	(348,906,871)	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	—	338,100,000
Proceeds from sale of Private Warrants	—	8,900,000
Proceeds from issuance of promissory note to Sponsor	500,000	144,890
Payment on promissory issued to Sponsor	—	(144,890)
Payment of deferred offering costs	—	(540,060)

Net cash provided by financing activities	500,000	346,459,940

Net change in cash	(465,718)	551,258
Cash, beginning of period	551,258	—

Cash, end of the period	$85,540	$551,258

Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$345,000,000

Remeasurement of Class A ordinary shares subject to possible redemption	$4,952,531	—

Deferred underwriting fee charged to additional paid-in capital	$—	$12,075,000

Initial classification of warrant liability	$—	$27,004,700

Waived deferred underwriting fee	$(4,079,413)	$—

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Cartesian Growth Corporation (now known as Alvarium Tiedemann Holdings, Inc.) (the “Company”) was incorporated as a Cayman Islands exempted company on December 18, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses (the “Business Combination”).
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.
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
The Company will provide the holders of its outstanding Class A ordinary shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on

deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any, divided by the number of then outstanding Class A ordinary shares. The amount in the Trust Account is initially anticipated to be $
10.00
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
The Business Combination
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
On February 11, 2022, the Company, TWMH, the TIG Entities, Alvarium, Umbrella Merger Sub and Umbrella entered into Amendment No. 1 to the Business Combination Agreement, solely to (a) amend Section 12.01(b) of the Business Combination Agreement for the purpose of extending the Outside Date, as such term is used in the Business Combination Agreement, to July 29, 2022 and (b) amend the form of Registration Rights and Lock-up Agreement attached as Exhibit F of the Business Combination Agreement for the purpose of providing that the General Lock-up Period, as such term is used in the Business Combination Agreement, will be (i) for an amount equal to forty percent (40%) of the Lock-up Shares, as such term is used in the Business Combination Agreement, one year from the closing of the Business Combination (the “Closing”), (ii) for an amount equal to thirty percent (30%)of the Lock-up Shares, two years from the Closing and (iii) for an amount equal to thirty percent (30%)of the Lock-up Shares, three years from the Closing.
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
100
% to
50
% the percentage of Lock-Up Shares held by the Inactive Target Holders (as defined therein) that are restricted from transfer thereunder.
On January 3, 2023 (the “Closing Date”), Cartesian Growth Corporation, a Cayman Islands exempted company (“Cartesian” or the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Amended and Restated Business Combination Agreement, dated as of October 25, 2022 (as amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among Cartesian, Rook MS LLC, a Delaware limited liability company (“Umbrella Merger Sub”), Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”), Alvarium Investments Limited, an English private limited company (“Alvarium” and, together with TWMH and the TIG Entities, the “Target Companies” and each a “Target Company”), and Alvarium Tiedemann Capital, LLC, a Delaware limited liability company (“Umbrella”). In connection with the Business Combination, Cartesian was renamed “Alvarium Tiedemann Holdings, Inc.” (the “Company”). As used herein, the “Company” refers to Cartesian Growth Corporation as a Delaware corporation by way of continuation following the Domestication and the Business Combination, which in connection with the Domestication and simultaneously with the Business Combination, changed its corporate name to “Alvarium Tiedemann Holdings, Inc” (see Note 10).
Prior to the Closing Date, the following transactions occurred pursuant to the terms of the Business Combination Agreement:

•
On December 30, 2022 (the business day before the Closing Date), Cartesian effected a deregistration under the Cayman Islands Companies Act (As Revised) and a domestication under Section 388 of the Delaware General Corporation Law, pursuant to which Cartesian’s jurisdiction of registration was changed from the Cayman Islands to the State of Delaware (the “Domestication”). As a result of and upon the effective time of the Domestication, among other things, each Class A ordinary share, par value $0.0001 per share, of Cartesian outstanding was converted into the right to receive one share of Class A common stock, par value $0.0001 per share, of Cartesian (the “Class A Common Stock”), and Cartesian was renamed “Alvarium Tiedemann Holdings, Inc.”

•
On January 3, 2023, TWMH and the TIG Entities effected a reorganization (the “TWMH/TIG Entities Reorganization”) such that TWMH and the TIG Entities became wholly owned direct or indirect subsidiaries of Umbrella and Umbrella became owned solely by the members of TWMH (the “TWMH Members”), the members of TIG GP (the “TIG GP Members”) and the members of TIG MGMT (the “TIG MGMT Members”);

•
On January 3, 2023, Alvarium effected a reorganization such that Alvarium became the wholly owned indirect subsidiary of an Isle of Man entity (“Alvarium Topco”), and Alvarium Topco became owned solely by the shareholders of Alvarium (the “Alvarium Reorganization”); and

On the Closing Date, the following transactions occurred pursuant to the terms of the Business Combination Agreement:

•
TIG MGMT, TIG GP and Umbrella entered into a distribution agreement, pursuant to which (a) TIG MGMT distributed to Umbrella all of the issued and outstanding shares or partnership interests, as applicable, that it held through its strategic investments in External Strategic Managers, and (b) TIG GP distributed to Umbrella all of the issued and outstanding shares or interests that it held through its strategic investment in an External Strategic Manager;

•
Each shareholder of Alvarium Topco exchanged his, her or its (a) ordinary shares of Alvarium Topco and (b) class A shares of Alvarium Topco for Class A Common Stock (the “Alvarium Exchange”). Upon the consummation of the Alvarium Exchange, Alvarium Topco became a direct wholly-owned subsidiary of Cartesian;

•
Cartesian contributed shares of Class B Common Stock and cash to a newly formed wholly owned Delaware corporation (“Cartesian Holdco”) and Cartesian HoldCo subsequently contributed all shares of Class B Common Stock and cash to Umbrella Merger Sub;

•
Immediately following the effective time of the Alvarium Exchange, Umbrella Merger Sub merged with and into Umbrella, with Umbrella surviving such merger as an indirect subsidiary of Cartesian (the “Umbrella Merger”);

•
Immediately following the Alvarium Exchange and the Umbrella Merger, Cartesian and Umbrella entered into the Alvarium Contribution Agreement, pursuant to which (a) Cartesian contributed all of the issued and outstanding shares of Alvarium Topco that it held to Umbrella, (b) upon the consummation of the Alvarium Contribution, Alvarium Topco became a wholly-owned subsidiary of Umbrella; and

•
In accordance with the Sponsor Support Agreement, Cartesian simultaneously (i) canceled a number of SPAC Class A Ordinary Shares held by Sponsor equal to the number of Sponsor Redemption Shares and (ii) issued the Non-Redeeming Bonus Shares to holders of Non-Redeemed Cartesian Class A Common Shares on a pro-rata basis based on the number of Non-Redeemed SPAC Class A Common Shares held by such holders. The effective issuance rate of Non-Redeeming Bonus Shares was 0.121617 Non-Redeeming Bonus Share per Non-Redeemed SPAC Class A Common Share. Any fractional shares were rounded down to the nearest whole share.

On January 3, 2023, following the Closing, Alvarium Holdings LLC (which was renamed Alvarium Tiedemann Holdings, LLC) became the wholly owned direct subsidiary of Umbrella.
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
Subscription Agreements
Concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements (the “PIPE Subscription Agreements”) with certain investors (each a “PIPE Investor”) to purchase, following the Domestication, Class A Common Stock (such shares, collectively, “PIPE Shares”) in an aggregate value of $164,999,807, representing 16,936,715 PIPE Shares at a price of $9.80 per share.
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
Registration Statement on Form S-4
The Company filed a registration statement on Form S-4 (File No. 333-262644) (the “Form S-4”) with the SEC on February 11, 2022, in connection with the Business Combination Agreement. The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by the Company’s shareholders of the Business Combination Agreement, the effectiveness of the Form S-4, and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close materially before the Company’s mandatory liquidation date. The Company filed amendments to the Form S-4with the SEC on May 13, 2022, June 27, 2022, July 25, 2022 and August 8, 2022. On October 17, 2022, the SEC declared effective the Form S-4 and the Company commenced mailing the definitive proxy statement/prospectus relating to the Company’s extraordinary general meeting to be held on November 17, 2022 in connection with the Business Combination.
On November 17, 2022, Cartesian Growth Corporation (the “Company”) held an extraordinary general meeting of shareholders (the “Special Meeting”) in connection with the Business Combination Agreement, relating to a proposed business combination between inter alios, the Company, Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”), Alvarium Investments Limited, an English private limited company (“Alvarium” and, together with TWMH and the TIG Entities, the “Companies”), Rook MS LLC, a Delaware limited liability company (“Umbrella Merger Sub”), and Alvarium Tiedemann Capital, LLC, a Delaware limited liability company (“Umbrella”), as described in the proxy statement filed by the Company with the SEC on October 17, 2022 (the “Proxy Statement”). Present at the Special Meeting were holders of 33,707,929 of the Company’s Ordinary Shares (the “Ordinary Shares”) in person or by proxy, representing 78.163% of the voting power of the Ordinary Shares as of August 31, 2022, the record date for the Special Meeting (the “Record Date”), and constituting a quorum for the transaction of business. As of the Record Date, there were 43,125,000 Ordinary Shares issued and outstanding.
At the Special Meeting, the Company’s shareholders approved the Business Combination Proposal, the Domestication Proposal, the Organizational Documents Proposal, the Stock Issuance Proposal, the Equity Incentive Plan Proposal, the Employee Stock Purchase Plan Proposal and the Election of Directors Proposal, in each case as defined and described in greater detail in the Proxy Statement. The Advisory Charter Proposals, as defined and described in greater detail in the Proxy Statement, contained seven non-binding advisory proposals. The Adjournment Proposal, as defined and described in greater detail in the Proxy Statement, was not presented to the Company’s shareholders as the Business Combination Proposal, the Domestication Proposal, the Organizational Documents Proposal, the Stock Issuance Proposal, the Equity Incentive Plan Proposal, the Employee Stock Purchase Plan Proposal and the Election of Directors Proposal each received a sufficient number of votes for approval.
PIPE Investment
As previously announced, on September 19, 2021, concurrently with the execution of the Business Combination Agreement, Cartesian entered into subscription agreements, as amended on October 25, 2022 (each, as amended, supplemented, or otherwise modified from time to time, a “Subscription Agreement”) with certain investors (collectively, the “PIPE Investors”) pursuant to which, on the terms and subject to the conditions therein, the PIPE Investors collectively subscribed for 16,936,715 shares of Class A Common Stock (the “PIPE Shares”) at a purchase price of $9.80 per share, for an aggregate purchase price equal to $164,999,807 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination. Upon the closing

of the PIPE Investment, Cartesian simultaneously (i) canceled a number of SPAC Class A Ordinary Shares held by Sponsor equal to the number of Sponsor Redemption Shares and (ii) issued to the PIPE Investors an amount of shares equal to the number of PIPE Shares, divided by the sum of the number of the Non-Redeemed SPAC Class A Common Shares and the number of PIPE Shares, on a pro-rata basis based on the number of PIPE Shares held by such PIPE Investors (the “PIPE Bonus Shares”) (see Note 10).
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, and/or results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Liquidity
As of December 31, 2022, the Company had $85,540 in its operating bank account and working capital deficit of $7,919,107.
On January 3, 2023, the Company consummated its Business Combination therefore substantial doubt about the Company’s ability to continue as a going concern was alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $85,540 and $551,258 as of December 31, 2022 and 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage. The Company has not experienced losses on this account.

Cash and Marketable Securities Held in Trust Account
Through December 29, 2022 and at December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust account were transferred and held in the cash in preparation for the Business Combination closing date.
Convertible Debt
The Company accounts for promissory note that feature conversion options in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. These criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.
Warrant Liabilities
The Company evaluates the Warrants (which are discussed in Note 3, Note 4 and Note 9), in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the FASBASC 340-10-S99-1. Offering costs consisted of legal fees, accounting fees, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the IPO.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. All of the 34,500,000 Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
As of December 31, 2022 and 2021, the Class A ordinary shares subject to redemption reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(15,007,500)
Class A ordinary shares issuance costs	(18,671,929)
Plus:
Remeasurement of carrying value to redemption value	33,679,429
Interest earned on Trust Account	31,308

Class A ordinary shares subject to possible redemption at December 31, 2021	$345,031,308
Interest earned on Trust Account	4,952,531

Class A ordinary shares subject to possible redemption at December 31, 2022	$349,983,839

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Level 1 –Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
Level 2 –Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
Level 3 –Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
See Note 9 for additional information on assets and liabilities measured at fair value.
Net Income (Loss) per Share
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
The Company’s statements of operations apply the two-class method in calculating net (loss) income per share. Basic and diluted net (loss) income per Class A ordinary share and Class B ordinary share is calculated by dividing net (loss) income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
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
Accordingly, basic and diluted (loss) income per ordinary share is calculated as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Class A Ordinary Shares
Numerator: Net income (loss) allocable to Class A ordinary shares
Net income (loss)	$8,779,014	$(1,035,380)
Less: Allocation of net income (loss) to Class B ordinary shares	(1,755,803)	(232,904)

Proportionate share of net income (loss)	$7,023,211	$(802,476)

Denominator: Weighted Average Class A ordinary shares

Basic and diluted weighted average shares outstanding	34,500,000	29,112,329

Basic and diluted net income (loss) per share	$0.20	$(0.03)

Class B Ordinary Shares
Numerator: Net income (loss) allocable to Class B ordinary shares
Net income (loss)	$8,779,014	$(1,035,380)
Less: Allocation of net income (loss) to Class A ordinary shares	(7,023,211)	(802,476)

Proportionate share of net income (loss)	$1, 755,803	$(232,904)
Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	8,625,000	8,449,315

Basic and diluted net income (loss) per share	$0.20	$(0.03)

Recent Accounting Pronouncements
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements
.
NOTE 3. INITIAL PUBLIC OFFERING
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
NOTE 4. PRIVATE PLACEMENT
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

NOTE 5. RELATED PARTY TRANSACTIONS
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
The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, capital stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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

As of December 31, 2022 and 2021, the Company had $490,814 and $0 borrowings under the Working Capital Note, net of debt discount of $32,145 and $0, respectively.
On January 3, 2023, the outstanding working capital Note was paid in full (see Note 10).
Administrative Services Agreement
The Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial Business Combination and the Company’s liquidation. For the year ended December 31, 2022 and 2021, the Company has paid $120,000 and $100,000 in such fees, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
The underwriters of the IPO are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $12,075,000 in the aggregate. Subject to the terms of the underwriting agreement, the deferred underwriting commission will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, and the deferred underwriting commission will be waived by the underwriters in the event that the Company does a Business Combination.
On November 14, 2022, the Company and underwriter executed a deferred underwriting commission modification letter confirming the underwriter’s forfeiture collectively of $4,275,000 of the $12,075,000 of deferred underwriting commission that would otherwise be payable to it at the closing of Business Combination. As a result, the Company recognized $195,857 of other income and $4,079,413 was recorded to additional paid-in capital in relation to the forfeiture of a portion of underwriting fee commission in the accompanying financial statements. As of December 31, 2022 and 2021, the outstanding deferred underwriting fee payable were $7,800,000 and $12,075,000, respectively.
On January 3, 2023, the outstanding deferred underwriting fee totaling to $7,800,000 was paid in full (see Note 10).
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
NOTE 7. CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION
Class A Ordinary Shares
— The Company is authorized to issue up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At each of December 31, 2022 and 2021 there were 34,500,000 issued and outstanding. Of the 34,500,000 issued and outstanding Class A ordinary shares, 34,500,000 shares are subject to possible redemption at December 31, 2022 and 2021 and, therefore, classified outside of permanent equity. At December 31, 2022 and 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. On February 23, 2021, the Company effectuated a recapitalization resulting in the initial shareholders holding 8,625,000 Class B ordinary shares, including up to 1,125,000 founder shares which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ full exercise of their over-allotment option on February 26, 2021, none of the Class B ordinary shares are subject to forfeiture any longer.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20%ofthe sum of (i) the total number of the Company’s ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of a target business in the initial Business Combination and any warrants issued upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$349,983,839	$349,983,839	$—	$—

Liabilities:
Public Warrants Liability	$5,882,250	$5,882,250	$—	$—
Private Warrants Liability	4,648,890	—	—	4,648,890

	$10,531,140	$5,882,250	$—	$4,648,890

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$345,031,308	$345,031,308	$—	$—

Liabilities:
Public Warrants Liability	$12,765,000	$12,765,000	$—	$—
Private Warrants Liability	10,328,609	—	—	10,328,609

	$23,093,609	$12,765,000	$—	$10,328,609

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Company established the initial fair value of the Public Warrants and Private Warrants on February 26, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. As of December 31, 2022 and 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of December 31, 2022 and 2021 due to the use of unobservable inputs. For the period ended December 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to the use of the observed trading price of the separated Public Warrants. For the year ended December 31, 2022, there were no transfers between Levels 1, 2 or 3.

The following table presents the changes Level 3 liabilities for the year ended December 31, 2022:

Fair Value at January 1, 2022	$10,328,609
Change in fair value	(5,679,719)

Fair Value at December 31, 2022	$4,648,890

The following table presents the changes Level 3 liabilities for the year ended December 31, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of Public Warrants and Private Warrants	27,004,700
Transfer of Public Warrants to Level 1	(15,007,500)
Change in fair value	(1,668,591)

Fair Value at December 31, 2021	$10,328,609

The key inputs into the Monte Carlo simulation model as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.70%	1.30%
Expected term remaining (years)	0.46	5.49
Expected volatility	22.5%	17.5%
Trading stock price	$10.91	$9.88
The Company utilizes a Monte Carlo simulation model to estimate the fair value of the conversion feature of the Working Capital Note, which is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature of the Working Capital Note are recognized as non-cash gains or losses in the statements of operations.
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
The estimated fair value of the conversion feature of the Working Capital Note as of issuance and for the period ended
May 25, 2022 and
December

31, 2022 are $41,331 and $82,107, respectively.
The following are the primary assumptions used for the valuation of the conversion feature of the Working Capital Note:

	May 25, 2022	December 31, 2022
Warrant Valuation Terms
Risk-free interest rate	2.72%	4.70%
Expected term remaining (years)	5.32	0.46
Expected volatility	10.9%	22.5%
Trading share price	$9.77	$10.91

	May 25, 2022	December 31, 2022
Compound Option Terms
Strike price – debt conversion	$1.00	$1.00
Strike price – warrants	$11.50	$11.50
Term – debt conversion	0.32	0.01
Term – warrant conversion	5.32	5.01
Probability of consummation of a Business Combination	90%	99%
Probability of consummation of a Business Combination – Target Date 11/30/2022 and 1/4/2023	90%	99%
Probability of consummation of a Business Combination – Target Date 2/28/2023 and 1/31/2023	10%	1%
The following table presents the changes in the fair value of the Level 3 conversion option:

Fair value at May 25, 2022 (date of issuance)	$41,331
Change in fair value	40,776

Fair value at December 31, 2022	$82,107

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended December 31, 2022 for the conversion feature of the Working Capital Note.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
The Business Combination
On January 3, 2023 (the “Closing Date”), Cartesian Growth Corporation, a Cayman Islands exempted company (“Cartesian” or the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Amended and Restated Business Combination Agreement, dated as of October 25, 2022 (as amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among Cartesian, Rook MS LLC, a Delaware limited liability company (“Umbrella Merger Sub”), Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”), Alvarium Investments Limited, an English private limited company (“Alvarium” and, together with TWMH and the TIG Entities, the “Target Companies” and each a “Target Company”), and Alvarium Tiedemann Capital, LLC, a Delaware limited liability company (“Umbrella”). In connection with the Business Combination, Cartesian was renamed “Alvarium Tiedemann Holdings, Inc.” (the “Company”). As used herein, the “Company” refers to Cartesian Growth Corporation as a Delaware corporation by way of continuation following the Domestication and the Business Combination, which in connection with the Domestication and simultaneously with the Business Combination, changed its corporate name to “Alvarium Tiedemann Holdings, Inc”.
Prior to the Closing Date, the following transactions occurred pursuant to the terms of the Business Combination Agreement:

•
On December 30, 2022 (the business day before the Closing Date), Cartesian effected a deregistration under the Cayman Islands Companies Act (As Revised) and a domestication under Section 388 of the Delaware General Corporation Law, pursuant to which Cartesian’s jurisdiction of registration was changed from the Cayman Islands to the State of Delaware (the “Domestication”). As a result of and upon the effective time of the Domestication, among other things, each Class A ordinary share, par value $0.0001 per share, of Cartesian outstanding was converted into the right to receive one share of Class A common stock, par value $0.0001 per share, of Cartesian (the “Class A Common Stock”), and Cartesian was renamed “Alvarium Tiedemann Holdings, Inc.”

•
On January 3, 2023, TWMH and the TIG Entities effected a reorganization (the “TWMH/TIG Entities Reorganization”) such that TWMH and the TIG Entities became wholly owned direct or indirect subsidiaries of Umbrella and Umbrella became owned solely by the members of TWMH (the “TWMH Members”), the members of TIG GP (the “TIG GP Members”) and the members of TIG MGMT (the “TIG MGMT Members”); and

•
On January 3, 2023, Alvarium effected a reorganization such that Alvarium became the wholly owned indirect subsidiary of an Isle of Man entity (“Alvarium Topco”), and Alvarium Topco became owned solely by the shareholders of Alvarium (the “Alvarium Reorganization”).

On the Closing Date, the following transactions occurred pursuant to the terms of the Business Combination Agreement:

•
TIG MGMT, TIG GP and Umbrella entered into a distribution agreement, pursuant to which (a) TIG MGMT distributed to Umbrella all of the issued and outstanding shares or partnership interests, as applicable, that it held through its strategic investments in External Strategic Managers, and (b) TIG GP distributed to Umbrella all of the issued and outstanding shares or interests that it held through its strategic investment in an External Strategic Manager;

•
Each shareholder of Alvarium Topco exchanged his, her or its (a) ordinary shares of Alvarium Topco and (b) class A shares of Alvarium Topco for Class A Common Stock (the “Alvarium Exchange”). Upon the consummation of the Alvarium Exchange, Alvarium Topco became a direct wholly-owned subsidiary of Cartesian;

•
Cartesian contributed shares of Class B Common Stock and cash to a newly formed wholly owned Delaware corporation (“Cartesian Holdco”) and Cartesian HoldCo subsequently contributed all shares of Class B Common Stock and cash to Umbrella Merger Sub;

•
Immediately following the effective time of the Alvarium Exchange, Umbrella Merger Sub merged with and into Umbrella, with Umbrella surviving such merger as an indirect subsidiary of Cartesian (the “Umbrella Merger”);

•
Immediately following the Alvarium Exchange and the Umbrella Merger, Cartesian and Umbrella entered into the Alvarium Contribution Agreement, pursuant to which (a) Cartesian contributed all of the issued and outstanding shares of Alvarium Topco that it held to Umbrella, (b) upon the consummation of the Alvarium Contribution, Alvarium Topco became a wholly-owned subsidiary of Umbrella; and

•
In accordance with the Sponsor Support Agreement, Cartesian simultaneously (i) canceled a number of SPAC Class A Ordinary Shares held by Sponsor equal to the number of Sponsor Redemption Shares and (ii) issued the Non-Redeeming Bonus Shares to holders of Non-Redeemed Cartesian Class A Common Shares on a pro-rata basis based on the number of Non-Redeemed SPAC Class A Common Shares held by such holders. The effective issuance rate of Non-Redeeming Bonus Shares was 0.121617 Non-Redeeming Bonus Share per Non-Redeemed SPAC Class A Common Share. Any fractional shares were rounded down to the nearest whole share.

On January 3, 2023, following the Closing, Alvarium Holdings LLC (which was renamed Alvarium Tiedemann Holdings, LLC) became the wholly owned direct subsidiary of Umbrella.
PIPE Investment
As previously announced, on September 19, 2021, concurrently with the execution of the Business Combination Agreement, Cartesian entered into subscription agreements, as amended on October 25, 2022 (each, as amended, supplemented, or otherwise modified from time to time, a “Subscription Agreement”) with certain investors (collectively, the “PIPE Investors”) pursuant to which, on the terms and subject to the conditions therein, the PIPE

Investors collectively subscribed for 16,936,715 shares of Class A Common Stock (the “PIPE Shares”) at a purchase price of $9.80 per share, for an aggregate purchase price equal to $164,999,807 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination. Upon the Closing of the PIPE Investment, Cartesian simultaneously (i) canceled a number of SPAC Class A Ordinary Shares held by Sponsor equal to the number of Sponsor Redemption Shares and (ii) issued to the PIPE Investors an amount of shares equal to the number of PIPE Shares, divided by the sum of the number of the Non-Redeemed SPAC Class A Common Shares and the number of PIPE Shares, on a pro-rata basis based on the number of PIPE Shares held by such PIPE Investors (the “PIPE Bonus Shares”).
Working Capital Loans
On January 3, 2023, the outstanding working capital Note was paid in full.
Underwriting Agreement
On January 3, 2023, the outstanding deferred underwriting fee totaling to $7,800,000 was paid in full.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2023	Alvarium Tiedemann Holdings, Inc.

	By:	/s/ Michael Tiedemann
Michael Tiedemann Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Tiedemann Michael Tiedemann	Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2023

/s/ Christine Zhao Christine Zhao	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 17, 2023

/s/ Ali Bouzarif Ali Bouzarif	Director	April 17, 2023

/s/ Nancy Curtin Nancy Curtin	Director	April 17, 2023

/s/ Kevin T. Kabat Kevin T. Kabat	Director	April 17, 2023

/s/ Timothy Keaney Timothy Keaney	Director	April 17, 2023

/s/ Judy Lee Judy Lee	Director	April 17, 2023

/s/ Spiros Maliagros Spiros Maliagros	Director	April 17, 2023

/s/ Hazel McNeilage Hazel McNeilage	Director	April 17, 2023

/s/ Craig Smith Craig Smith	Director	April 17, 2023

/s/ Tracey Brophy Warson Tracey Brophy Warson	Director	April 17, 2023

/s/ Peter Yu Peter Yu	Director	April 17, 2023