Form 10-Q
period 2023-03-31
AlTi Global, Inc.
filed 2023-05-22
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-40103
AlTi Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-1552220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, 21st Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(212) 396-5904
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ALTI	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50	ALTIW	Nasdaq Capital Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 57,995,513 shares of Class A Common Stock (as defined herein) and 55,032,961 shares of Class B Common Stock (as defined herein) as of 05/22/2023.

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is attached to our Annual Report on Form 10-K filed April 17, 2023 (the “Annual Report”).
•“Alvarium” means Alvarium Investments Limited, an English private limited company.
•“Alvarium Contribution” means the contribution by Cartesian of all of the issued and outstanding shares of Alvarium Topco that it holds to Umbrella.
•“Alvarium Contribution Agreement” means the Contribution Agreement, dated as of January 3, 2023, by and among Cartesian and Umbrella.
•“Alvarium Exchange” means the exchange by each shareholder of Alvarium Topco of his, her or its (a) ordinary shares of Alvarium Topco and (b) class A shares of Alvarium Topco for Class A Common Stock.

•“AlTi Global, Inc." means the Company of "AlTi"..
•“Alvarium Reorganization” means a reorganization such that Alvarium is the wholly owned indirect subsidiary of Alvarium Topco, and Alvarium Topco is owned solely by the shareholders of Alvarium.
•“Alvarium Shareholders” means the shareholders of Alvarium.
•“Alvarium Tiedemann” means the Company after it was renamed “AlTi Global, Inc.”
•“Alvarium Topco” means an Isle of Man entity which was established by Alvarium and owned by the Alvarium Shareholders.
•“Alvarium Topco” means an Isle of Man entity which was established by Alvarium and owned by the Alvarium Shareholders.

•“Asset Management” means the Segment that includes the Company's alternatives platform, public and private real estate, co-investment, and merchant banking businesses.

•“AUA” means assets under advisement.
•“AUM” means assets under management.
•“Board” means the board of directors of the Company.
•“Business Combination” means the transactions contemplated by the Business Combination Agreement.
•“Business Combination Agreement” means the Amended and Restated Business Combination Agreement, dated as of October 25, 2022, by and among Cartesian, Umbrella Merger Sub, TWMH, TIG GP, TIG MGMT, Alvarium and Umbrella.
•“Cartesian” means Cartesian Growth Corporation, a Cayman Islands exempted company, prior to the Business Combination.
•“Cartesian Holdco” means a Delaware corporation which was formed by Cartesian.
•“Cayman Islands Companies Act” means the Cayman Islands Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time.
•“Charter” means the certificate of incorporation of the Company.

•“Class A Common Stock” means the Class A Common Stock, par value $0.0001 per share, of the Company, including any shares of such Class A Common Stock issuable upon the exercise of any warrant or other right to acquire shares of such Class A Common Stock.
•“Class B Common Stock” means the Class B Common Stock, par value $0.0001 per share, of the Company, including any shares of such Class B Common Stock issuable upon the exercise of any warrant or other right to acquire shares of such Class B Common Stock.
•“Class B Units” means the limited liability company interests in Umbrella designated as Class B Common Units in the Umbrella LLC Agreement.
•“Closing” means the closing of the Business Combination.
•“Closing Date” means January 3, 2023, the date on which the Closing occurred.
•“Code” means the Internal Revenue Code of 1986, as amended.
•“Common Stock” refers to shares of the Class A Common Stock and the Class B Common Stock, collectively.
•“Company,” “our,” “we” or “us” means, prior to the Business Combination, Cartesian, as the context suggests, and, following the Business Combination, AlTi Global, Inc.
•“Condensed Consolidated Statement of Financial Position” refers to the consolidated balance sheet of AlTi Global, Inc.
•“Condensed Consolidated Statement of Operations” refers to the consolidated income statement of AlTi Global, Inc.
•“DGCL” refers to the Delaware General Corporation Law, as amended.
•“DLLCA” means the Delaware Limited Liability Company Act, as amended.
•“dollars” or “$” refers to U.S. dollars.
•“Domestication” means the continuation of Cartesian by way of domestication of Cartesian into a Delaware corporation, with the ordinary shares of Cartesian becoming shares of common stock of the Delaware corporation under the applicable provisions of the Cayman Islands Companies Act and the DGCL; the term includes all matters and necessary or ancillary changes in order to effect such Domestication, including the adoption of the Charter consistent with the DGCL and changing the name and registered office of Cartesian.
•"Earn-out” means the contingent additional equity consideration issued by the Company to the Sponsor and the Target Companies' legacy equityholders.
•“Earn-out Period” means the five years immediately after the close of the Business Combination closes.
•“Earn-out Securities” means the earn-out shares of Class A Common Stock in the Company and Class B Common Units that may be issued or become tradeable upon the achievement of certain stock price-based vesting conditions in accordance with the terms of the Business Combination Agreement.
•“Employee Stock Purchase Plan” means the AlTi Global, Inc. 2023 Employee Stock Purchase Plan.
•“Equity Incentive Plan” means the AlTi Global, Inc. 2023 Stock Incentive Plan.
•“ESG” means environmental, social and governance.
•“ETFs” means Exchange Traded Funds.

•“EU” means European Union.
•“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.
•“External Strategic Managers” means global alternative asset managers with whom we partner by making strategic investments in which we actively participate in seeking to leverage the collective resources and synergies of the businesses to facilitate their growth.
•“FINRA” means the Financial Industry Regulatory Authority, Inc.
•“FOS” means Family Office Service.
•“HNWI” means high net worth individual, being an individual having investable assets of US$1 million or more, excluding primary residence, collectibles, consumables, and consumer durables.
•“Impact Investing” means investment practices seeking to generate various levels of financial performance together with the generation of positive measurable environmental and social impacts.
•“Investment Company Act” means the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder.
•“Managed Funds” means mutual funds, ETFs, hedge funds, private equity, real estate or other funds.
•“Nasdaq” means The Nasdaq Capital Market.

•"PIPE Investors" means the subscribers that agreed to purchase shares of Class A Common Stock at the Closing pursuant to the private placements, including without limitation, as reflected in the subscription agreements between Cartesian and each of the PIPE Investors.
•“SEC” means the United States Securities and Exchange Commission.

•“Segment” means collectively, or individually, how the Company manages its business including products and services.
•“Sponsor” means CGC Sponsor LLC, a Cayman Islands limited liability company.
•“Target Companies” means, collectively, TWMH, TIG GP, TIG MGMT, and Alvarium.
•“Tax Receivable Agreement” means that certain Tax Receivable Agreement, dated as of January 3, 2023, between the Company and the TWMH Members, the TIG GP Members, and the TIG MGMT Members.
•“TIG” means, collectively, the TIG Entities and their subsidiaries and their predecessor entities where applicable.
•“TIG Entities” means, collectively, TIG GP and TIG MGMT and their predecessor entities where applicable.
•“TIG GP” means TIG Trinity GP, LLC, a Delaware limited liability company.
•“TIG GP Members” means the former members of TIG GP.
•“TIG MGMT” means TIG Trinity Management, LLC, a Delaware limited liability company.
•“TIG MGMT Members” means the former members of TIG MGMT.

•"TIH" means Tiedemann International Holdings, AG.

•“Transfer Agent” means Continental Stock Transfer & Trust Company.
•“TRA Recipients” means the TWMH Members, the TIG GP Members and the TIG MGMT Members (including certain of our directors and officers) party to the Tax Receivable Agreement.
•“TWMH” means, collectively, Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company, and its subsidiaries, and their predecessor entities where applicable.
•“TWMH Members” means the former members of TWMH.
•“Warrant Agreement” means the Amended and Restated Warrant Agreement, dated January 3, 2023, by and between the Company and Continental Stock Transfer & Trust Company.
•“Warrants” means the warrants, which were initially issued in the Initial Public Offering, entitling the holder thereof to purchase one of Cartesian’s Class A ordinary shares at an exercise price of $11.50, subject to adjustment.

•“Wealth Management” means the Segment that consists of the Company's investment management and advisory services, trusts and administrative services, and family office services.
•“Umbrella” means Alvarium Tiedemann Capital, LLC, a Delaware limited liability company.
•“Umbrella LLC Agreement” means the Second Amended and Restated Limited Liability Company Agreement of Alvarium Tiedemann Capital, LLC, effective as of January 3, 2023.
•“US GAAP” means United States generally accepted accounting principles, consistently applied.

Available Information
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act with the SEC. We make available free of charge on our website (www.alti-global.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filing as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management and performance information, and such information as may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts.

Also posted on our website in the “Investor Relations” section is the charter for our Audit, Finance and Risk Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
No statements herein, available on our website, or in any of the materials we file with the SEC constitute or should be viewed as constituting an offer of any fund.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates,” “target” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described under the headings “Part II. Item 1A. Risk Factors” and “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this Quarterly Report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	As of March 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)

Assets
Cash and cash equivalents	$17,790	$7,131
Fees receivable, net	32,269	19,540
Other receivable, net	—	5,167
Investments at fair value	166,669	145
Equity method investments	48,803	52
Intangible assets, net of accumulated amortization	541,166	20,578
Goodwill	530,760	25,464
Operating lease right-of-use assets	27,601	10,095
Other assets	51,094	3,817
Total assets	$1,416,152	$91,989

Liabilities
Accounts payable and accrued expenses	$36,433	$8,073
Accrued compensation and profit sharing	11,786	15,660
Accrued member distributions payable	17,600	11,422
Warrant liabilities, at fair value	23,235	—
Earn-out liability, at fair value	120,967	—
TRA liability	13,300	—
Delayed share purchase agreement	1,818	1,818
Earn-in consideration payable	1,593	1,519
Operating lease liabilities	28,455	10,713
Debt, net of unamortized deferred financing cost	133,251	21,187
Deferred tax liability, net	40,545	82
Deferred income	1,692	—
Other liabilities	24,772	3,662
Total liabilities	$455,447	$74,136

Commitments and contingencies (Note 19)

Shareholders' Equity
Common stock, Class A, $0.01 par value 797,111,977 authorized 57,916,649 outstanding	6	3
Common Stock, Class B, $0.01 par value 94,967,039 authorized 55,032,961 outstanding	—	18,607
Additional paid-in capital	462,275	—
Retained earnings (accumulated deficit)	(96,686)	—
Accumulated other comprehensive income (loss)	4,941	(1,077)
Total AlTi Global, Inc. shareholders' equity	370,536	17,533
Non-controlling interest in subsidiaries	590,169	320
Total shareholders' equity	960,705	17,853
Total liabilities and shareholders' equity	$1,416,152	$91,989

The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Revenue
Management/advisory fees	$46,470	$19,970
Incentive fees	577	—
Distributions from investments	10,030	—
Other income/fees	970	—
Total income	58,047	19,970
Operating Expenses
Compensation and employee benefits	63,172	13,560
Systems, technology and telephone	3,828	1,440
Sales, distribution and marketing	526	218
Occupancy costs	3,180	968
Professional fees	22,884	1,415
Travel and entertainment	1,946	267
Depreciation and amortization	4,517	610
General, administrative and other	1,432	318
Total operating expenses	101,485	18,796
Total operating income (loss)	(43,438)	1,174
Other Income (Expenses)
Gain (loss) on investments	3,149	(19)
Gain (loss) on warrant liability	(12,942)	—
Gain (loss) on earn-out liability	(29,206)	—
Interest and dividend income (expense)	(3,261)	(74)
Other income	58	(2)
Income (loss) before taxes	(85,640)	1,079
Income tax (expense) benefit	(4,650)	(193)
Net income (loss)	(90,290)	886
Net income (loss) attributed to non-controlling interests in subsidiaries	(21,550)	(13)
Net income (loss) attributable to AlTi Global, Inc.	$(68,740)	$899

Other Comprehensive (Loss) Income
Foreign currency translation adjustments	9,671	(275)
Total comprehensive income (loss)	(80,619)	624
Other income (loss) attributed to non-controlling interests in subsidiaries	(16,820)	—
Comprehensive income (loss) attributable to AlTi Global, Inc.	(63,799)	624

Net Income (Loss) Per Share
Basic	$(1.19)	$129.24
Diluted	$(1.19)	$129.24
Weighted Average Shares of Class A Common Stock Outstanding
Basic	57,546,811	6,956
Diluted	57,546,811	6,956
The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2023 (Successor)	55,388,023	$6	55,032,961	$—	$435,859	$(27,946)	$—	$606,989	$1,014,908
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000	—	—	—	21,000	—	—	—	21,000
Net income (loss)						(68,740)		(21,550)	(90,290)
Currency translation adjustment	—	—	—	—	—	—	4,941	4,730	9,671
Issuance of shares - exercise of warrants	428,626	—	—	—	5,416	—	—	—	5,416
Balance at March 31, 2023 (Successor)	57,916,649	$6	55,032,961	$—	$462,275	$(96,686)	$4,941	$590,169	$960,705

The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)
Predecessor:	Class A	Class B	Total Members' Capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Total Equity
Balance at January 1, 2022	$6	$39,582	$39,588	$—	$433	$40,021
Member capital distributions	—	(2,150)	(2,150)	—	—	(2,150)
Member tax distributions	(1)	(3,770)	(3,771)	—	—	(3,771)
Restricted unit compensation	—	591	591	—	—	591
Net income (loss) for the period	—	899	899	—	(13)	886
Other comprehensive income (loss) for the period	—	—	—	(275)	—	(275)
Balance at March 31, 2022 (Predecessor)	$5	$35,152	$35,157	$(275)	$420	$35,302

The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Cash Flows from Operating Activities
Net income (loss)	$(90,290)	$886
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,517	610
Amortization of debt discounts and deferred financing costs	2,364	—
Unrealized (gain) loss on investments	(3,553)	46
(Income) loss on equity method investments	172	(37)
Restricted unit compensation	—	591
Fair value of warrant liability	12,942	—
Fair value of earn-out liability	29,206	—
Deferred income tax (benefit) expense	3,119	(18)
Equity-settled share-based payments	28,953	—
Unrealized foreign currency (gains)/losses	58	—
(Gain)/loss from retirement of debt	(73)	—
Forgiveness of debt shareholder loan	66	619
Forgiveness of debt of notes receivable from members	—	83
Fair value of interest rate swap	54	(174)
Cash flows due to changes in operating assets and liabilities
Fees receivable	11,147	680
Other assets	(8,220)	(782)
Operating cash flow from operating leases	290	623
Accounts payable and accrued expenses	(27,102)	536
Accrued compensation and profit sharing	(13,357)	(7,476)
Distributions due to former TIG members	(7,108)	—
Other liabilities	(11,524)	184
Other operating activities	186	—
Net cash provided by (used in) operating activities	(68,153)	(3,629)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Continued from the previous page)	For the Period
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Cash Flows from Investing Activities
Cash acquired from consolidation of variable interest entity	—	471
Cash payment for acquisition of TWMH and TIG historical equity	(99,999)	—
Receipt of payments of notes receivable from members	216	334
Cash receipts from the repayment of advances and loans	298	—
Purchases of investments	(15,376)	(48)
Purchase of TIH shares	—	(382)
Purchase of Holbein	—	(8,097)
Payment of Payout Right	(760)	—
Sales of investments	1,599	266
Purchases of fixed assets	(107)	(6)
Net cash provided by (used in) investing activities	(114,129)	(7,462)
Cash Flows from Financing Activities
Member contribution (distribution)	(4,257)	(3,475)
Payments on term notes and lines of credit	(136,273)	(640)
Borrowings on term notes and lines of credit	145,660	11,200
Cash payment for purchase of shares issued as part of Alvarium share compensation	(4,215)	—
Cash receipts from exercise of Warrants	4,008	—
Other financing activities	1	—
Net cash provided by (used in) financing activities	4,924	7,085
Effect of exchange rate changes on cash	1,052	(46)
Net increase (decrease) in cash	(176,306)	(4,052)
Cash and cash equivalents at beginning of the period	194,096	8,040
Cash and cash equivalents at end of the period	$17,790	$3,988

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	—	$64
Interest payments on term notes and lines of credit	1,107	64
The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(1)Description of the Business
AlTi Global, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company”, “AlTi” or “Successor”) is a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities. The Company is a global organization that manages or advises approximately $66.7 billion in combined assets. The Company provides holistic solutions for wealth management clients through a full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. It also structures, arranges, and provides a network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers in the relevant asset class. The Company manages and advises both public and private investment funds and also provides merchant banking, corporate advisory, brokerage and placement agency services to entrepreneurs, “late stage” companies (particularly in the media, technology and innovation sectors), asset managers, private equity sponsors, and investment funds.

Business Combination
The Registrant was initially incorporated in the Cayman Islands as Cartesian Growth Capital, a special purpose acquisition company (“Cartesian SPAC”). In anticipation of the business combination:
•The holders of the equity of Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH” or “Predecessor”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”) contributed their TWMH and TIG equity to Alvarium Tiedemann Capital LLC (“Umbrella”) making TWMH and the TIG wholly owned subsidiaries of Umbrella.
•Alvarium Investments Limited, an English private limited company (“Alvarium”) reorganized such that it became the wholly owned indirect subsidiary of Alvarium Topco (“Alvarium Topco”).
•Cartesian SPAC formed Rook MS, LLC, a Delaware limited liability company (“Umbrella Merger Sub”)
Pursuant to the Business Combination on January 3, 2023 (“Business Combination Date”):

•The Registrant was redomiciled as a Delaware corporation and changed its name to Alvarium Tiedemann Holdings, Inc.. Effective April 19, 2023, Alvarium Tiedemann Holding, Inc. changed its name to AlTi Global, Inc. (the “Company” or “AlTi”).
•The Registrant acquired all the outstanding share capital of Alvarium Topco.
•Umbrella Merger Sub, LLC merged into Umbrella with Alvarium Tiedemann Capital LLC as the surviving entity.

•The Company acquired 51% of the equity interests of Umbrella, while the existing TWMH and TIG rollover shareholders hold a 49% economic interest in Umbrella. Umbrella holds 100% of the equity interests of TWMH, TIG, and Alvarium.
•Through a series of intercompany transactions, AlTi was restructured to reflect the final structure depicted below:

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Alvarium Partners
Public/PIPE Investors
Tiedemann and TIG Partners
Class A shares
Class A shares
100% Class B shares (no economic interest)
TRA
AlTi Global, Inc. (US)
Defined as the "Company" or "AlTi"
AlTi Global Holdco, Inc (US)
Class A Units
Class A Units
Class B Units
AlTi Global Capital, LLC (US)
Defined as "Umbrella"
AlTi Global Holdings, LLC (US)
Multiple Subsidiaries
Multiple Subsidiaries

Capital Structure
The Registrant has the following classes of shares and other instruments outstanding:
•Class A Shares – Shares of Class A common stock that are publicly traded. Class A Shareholders are entitled to declared dividends from Class A shares. As of March 31, 2023 (Successor), the Class A Shares represent 51% of the total voting power of all shares.
•Class B Shares – Shares of Class B common stock are not publicly traded. Class B shareholders are entitled to distributions declared by the Board. As of March 31, 2023 (Successor), the Class B Shares represent 49% of the total voting power of all shares.
•Warrants – The Company has issued and outstanding warrants to purchase Class A Shares at a price of $11.50 per share. The warrants expire five years from the completion of the Business Combination and are exercisable beginning February 2, 2023. The Company may redeem for $0.01 per warrant the outstanding Public Warrants if the Company’s Class A Share price equals or exceeds $18.00 per share, subject to certain conditions and adjustments. Throughout the period January 3, 2023 to March 31, 2023 (Successor), 428,626 warrants were exercised and resulted in an Additional Paid-in-Capital amount of $5.4 million.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following table presents the number of shares of the Registrant, and warrants that were outstanding as of March 31, 2023 (Successor):

For the Period March 31, 2023 (Successor)
Class A shares	57,916,649
Class B shares	55,032,961
Warrants	19,971,251

Segments

Our business is organized into two operating segments: Wealth Management and Asset Management. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.

Wealth Management

Our wealth management services principally consist of investment management and advisory services, trusts and administrative services, and family office services. Our wealth management client base includes high net worth individuals, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our wealth management segment. These fees are generally calculated based on a percentage of the value of each client’s billable assets under management ("AUM") or assets under advisement (“AUA”) (as applicable). As of March 31, 2023 (Successor), this segment had $45.6 billion in AUM/AUA.

Investment Management and Advisory Services

In our investment management and advisory services teams, we diversify our clients’ portfolios across risk factors, geographies, traditional asset classes such as money markets, equities and fixed income, and alternative asset classes including private equity, private debt, hedge funds, real estate, and other assets through highly experienced, and hard to access, third-party managers.

Trusts and Administration Services

The trusts and administration services that we provide include entity formation and management, creating or modifying trust instruments and/or administrative practices to meet beneficiary needs, full corporate, trustee-executor, and fiduciary services. We also offer provision of directors and company secretarial services, administering entity ownership of intellectual property ("IP") rights, advice and administration services in connection with investments in marine and aviation assets, and administering entity ownership of fine art and collectibles.

Family Office Services (FOS)

Our family office services are tailored outsourced family office solutions and administrative services which we provide primarily to our larger clients. These services include bookkeeping and back-office services, private foundation management and grantmaking, oversight of trust administration, financial tracking and reporting, cash flow management and bill pay, and other financial services.

Asset Management

Our asset management services include alternatives platform, public and private real estate (including co-investment), and merchant banking businesses.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Alternatives Platform

Our alternatives platform represents our legacy TIG business which is an alternative asset manager. This platform includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers. Our alternatives platform client base is predominantly comprised of institutional investors. The TIG Arbitrage strategy is our event-driven strategy based in New York through which management fees and incentive fees based on performance are received from the underlying funds and accounts. The strategies of our External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. As of March 31, 2023 (Successor), this platform had $8.3 billion in AUM/AUA. Revenue recognized from this platform of $7.3 million represents a related party transaction.

Real Estate - Public and Private

Our real estate business includes fund management services as well as co-investment solutions. As of March 31, 2023 (Successor), this business had approximately $12.8 billion of AUM/AUA.

Fund Management

Our real estate fund management business manages two funds based in the United Kingdom, LXi REIT, a publicly traded REIT, and Home Long Income Fund, a private fund. Services offered through these funds include investments, financial planning and strategy, sales and marketing, and back and middle office infrastructure/administration. The funds are marketed primarily in the United Kingdom to institutional investors, primarily pension funds, as well as to retail investors. Fees from our real estate fund management business are earned from management and advisory fees.

Prior to the Business Combination, Alvarium RE Limited ("ARE"), an indirect wholly owned subsidiary of Alvarium, entered into an agreement to sell 100% of the equity of Alvarium Home REIT Advisors Ltd (“AHRA”), the advisor to the publicly-traded fund Home REIT plc ("Home REIT"), to a newly formed entity owned by the management of AHRA, for aggregate consideration approximately equal to $29 million. The consideration comprised a promissory note maturing December 31, 2023, subject to extension if mutually agreed upon by the parties thereto. Additionally, ARE received a call option pursuant to which ARE has the right to repurchase AHRA prior to the repayment of the note for a purchase price equal to the loan balance then outstanding thereunder.

The consolidated financial statements include the accounts of AHRA. Subsidiaries are companies over which Alvarium has the power indirectly and/or directly to control the financial and operating policies so as to obtain benefits. In assessing control for accounting purposes, potential voting rights that are presently exercisable or convertible are taken into account. Although Alvarium does not presently have legal control of AHRA, it has a right to reacquire such legal control through the call option it holds and accordingly AHRA has been deemed to be a subsidiary for accounting purposes. As a result of the consolidation, the value of the note is eliminated from Alvarium’s balance sheet.

Co-Investment

Our real estate co-investment business, which was part of the legacy Alvarium business, oversees deal origination, due diligence, documentation, and structuring from inception to exit for a variety of strategies including forward funding, development, income, value-add and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned related to our real estate co-investment business include private market, incentive fees, management and advisory fees, and placement and brokerage fees. As of March 31, 2023 (Successor), our real estate co-investment platform had deployed more than $7.6 billion of

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
capital (inclusive of capital raised for our public and private real estate funds), of which approximately 14% has been invested by legacy Alvarium shareholders and senior employees.

Merchant Banking

Our Merchant Banking division, which was part of the legacy Alvarium business, is a global corporate advisory practice that services companies principally in the media, consumer, healthcare, and technology and innovation sectors, as well as our wealth management clients around their operational businesses or family holding companies. Fees earned related to merchant banking include advisory fees, retainer fees, and project fees.
(2)Summary of Significant Accounting Policies
(a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries for the period January 3, 2023 to March 31, 2023 (Successor) and the Condensed Consolidated Statement of Financial Position of TWMH and its subsidiaries as of December 31, 2022 (Predecessor) and the Condensed Consolidated Statement of Operations of TWMH for the period January 1, 2022 to March 31, 2022 (Predecessor). The condensed consolidated financial statements have been prepared under the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and conforms to prevailing practices within the financial services industry, as applicable to the Company. The notes are an integral part of the Company’s condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements have been included and are of a normal and recurring nature.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.
(b)Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements of the Company. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair values of the Company’s investments and liabilities with respect to the Tax Receivable Agreement (“TRA”), warrants and Earn-out Securities, as changes in these fair values have a direct impact on the Company’s consolidated net income (loss); (iii) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (iv) the qualitative and quantitative assessments of whether impairments of acquired intangible assets and goodwill exist; and (v) the determination of whether to consolidate a variable interest entity (“VIE”); and (vi) fair value of assets acquired and liabilities assumed in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets, goodwill impairment testing; assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. Inherent in such estimates are judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the condensed consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(c)Consolidation
The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The Company determines whether an entity should be consolidated by first evaluating whether it holds a variable interest in the entity. Entities that are not VIEs are further evaluated for consolidation under the voting interest model (“VOE” model).
An entity is considered to be a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.
Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered a variable interest. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. Where the Company’s interests in funds are primarily management fees and insignificant direct or indirect equity interests through related parties, the Company is not considered to have a variable interest in such entities.
The Company consolidates all VIEs for which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest, which is defined as having (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company does not consolidate any of the products it manages as it does not hold any direct or indirect interests in such entities that could expose the Company to an obligation to absorb losses of an entity or the right to receive benefits from an entity that could potentially be significant to such entities.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders that conclusion. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. The consolidation analysis is generally performed qualitatively, however, if the primary beneficiary is not readily determinable, a quantitative analysis may also be performed. This analysis requires judgment, including: (1) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether two or more parties’ equity interests should be aggregated, (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity and (5) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and therefore would be deemed the primary beneficiary.
Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest. The Company will generally not consolidate those voting interest entities where a single investor or simple majority of third-party investors with equity have the ability to exercise substantive kick-out or participation rights.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(d)Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, which includes assessing the collectability of the consideration to which it will be entitled in exchange for the goods or services transferred to the customer, (ii) identify the performance obligation in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.
Management/Advisory Fees
Revenues from contracts with customers consist of investment management, trustee, and custody fees. Pursuant to ASC 606, the Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Under this standard, revenue is based on a contract with a determinable transaction price and a distinct performance obligation with probable collectability. Revenues cannot be recognized until the performance obligation is satisfied and control is transferred to the customer.
Investment management, trustee and custody fees are recognized over the period in which the investment management services are performed, using a time-based output method to measure progress. The amount of revenue varies from one reporting period to another as levels of AUA change (from inflows, outflows, and market movements) and the number of days in the reporting period change.
For services provided to each client account, the Company charges an investment management fee, inclusive of custody and/or trustee fees, based on the fair value of the AUA of such account representing a single performance obligation. For assets for which valuations are not available on a daily basis, the most recent valuation provided to the Company is used as the fair value for the purpose of calculating the quarterly fee. In certain circumstances, fixed fees are charged to customers on a monthly basis. The nature of the Company’s performance obligation is to provide a series of distinct services in which the customer receives the benefits of the services over time. The Company’s performance obligation is satisfied at the end of each month or quarter, as applicable to the contract with the customer.
Fees are charged on a mixture of methodologies that include quarterly in arrears based upon the market value at the end of the quarter, quarterly based on the average daily balance, or monthly. Receivable balances from contracts with customers are included in the fees receivable line in the Condensed Consolidated Statement of Financial Position. There were no write-offs of such fees receivable as of March 31, 2023 (Successor), and December 31, 2022 (Predecessor).
Our FOS business is also included in this line item. FOS fees are generally structured to reflect an annual agreed upon fee or they can be structured on a project/time-based fee. FOS fees are typically billed quarterly in arrears. We also generate FOS project/time-based fees arising from accounting, administration fees, set up, FATCA, and other non-investment advisory services.
Incentive Fees
The Company is entitled to incentive fees if targeted returns have been achieved in accordance with customer contracts. Incentive fees are calculated using a percentage of net profit from the amount

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
the customers earn. Incentive fees are variable consideration that is generally calculated as applicable to the contract with the customer. We recognize our incentive fees when it is no longer probable that a significant reversal of revenue will occur. Our incentive fees are not subject to clawback provisions.
Distributions from Investments

The Company has equity interests in three entities pursuant to which it is entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. These distributions are recurring under investment agreements and are structured as either a profit or revenue share of the investment’s management and incentive fees.
Other Fees and Income

The Company generates fees for advising on capital market transactions such as mergers and acquisitions and capital raising as part of its merchant banking division. Merchant banking fees are primarily success-based fees that are typically a percentage of the financial outcome or target achieved in the merger, acquisition, or capital raising. Revenue is recognized at a point in time upon closing of the transaction or upon the final deliverable. Additionally, the Company may receive upfront non-refundable retainer fees to provide future services to clients, which are recognized over the course of the service period.

The Company generates arrangement fees in its co-investment division by arranging private debt or equity financing, generally in connection with an acquisition or an investment. Arrangement fees are typically 50 to 100 basis points of equity value contributed into a transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are long-term (five to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly or annually.
(e)Cash and Cash Equivalents
Cash and cash equivalents primarily consist of cash and money market funds. Cash balances maintained by consolidated VIEs are not considered legally restricted and are included in cash and cash equivalents on the Condensed Consolidated Statement of Financial Position.
Cash was held across our US and international markets. A majority of cash in the U.S. was held in checking accounts within the credit facility bank group, including at a major global financial institution which management believes is creditworthy.
(f)Compensation and Employee Benefits
Cash-Based Compensation
Compensation and benefits consist of salaries, bonuses, commissions, benefits and payroll taxes. Compensation is accrued over the related service period.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Equity-Based Compensation
Equity-based compensation awards are reviewed to determine whether such awards are equity-classified or liability-classified. Compensation expense related to equity-classified awards is equal to their grant-date fair value and generally recognized on a straight-line basis over the awards’ requisite service period. When certain settlement features require an award to be liability-classified, compensation expense is recognized over the service period, and such amount is adjusted at each statement of financial position date through the settlement date to the then current fair value of such award.
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the Condensed Consolidated Statement of Operations.
(g)Foreign Currency and Transactions
The Company has multiple functional currencies across various consolidated entities. All functional currencies that are not the U.S. dollar are converted upon consolidation at the reporting date. Monetary assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at the closing rates of exchange on the date of the Condensed Consolidated Statement of Financial Position. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. The profit or loss arising from foreign currency transactions is remeasured using the rate in effect on the date of the relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within Foreign currency translation adjustments.
(h)Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with ASC 740. Under this method, deferred tax assets and liabilities are determined based on differences between the condensed consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Condensed Consolidated Statement of Operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized, meaning the likelihood of realization is greater than 50%.
The Company accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
(i)Other assets
Other assets include prepaid expenses, miscellaneous receivables, current income taxes receivable, fixed assets and software licenses. The Company amortizes assets over their respective useful lives, as applicable.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(j)Investments

Investments in Debt Securities. The Company classifies debt investments as held-to-maturity or trading based on the Company’s intent and ability to hold the debt security to maturity or its intent to sell the security. The Company does not have any held-to-maturity debt investments.
Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the Condensed Consolidated Statement of Financial Position with changes in fair value recorded in nonoperating income (expense) on the Condensed Consolidated Statement of Operations.
Investments in Equity Securities. Equity securities are generally carried at fair value on the Condensed Consolidated Statement of Financial Position in accordance with ASC 321, “Investments – Equity Securities.” Changes in fair value are recorded in net gains (losses) in the Condensed Consolidated Statement of Operations.
Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees is based on the facts and circumstances surrounding each individual investment. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within current period earnings. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the Condensed Consolidated Statement of Financial Position. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital. For certain investments, the Company may apply the alternative fair value option to the investment at initial measurement. The fair value measurement of investments in which the option is elected will be measured in accordance with ASC 825.
For equity method investments and nonmarketable investments, impairment evaluation considers qualitative factors, including the financial conditions and specific events related to an investee, which may indicate the fair value of the investment is less than the carrying value. For held-to-maturity investments, impairment is evaluated using market values, when available, or the expected cash flows of the investment.
(k)Leases

The Company accounts for its leases in accordance with ASC 842, Leases and recognizes a lease liability and right-of-use asset in the Condensed Consolidated Statement of Financial Position for contracts that it determines are leases or contain a lease. The Company evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. At the inception of a finance lease, an asset and finance lease obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future lease payments, net of interest. The Company’s lease portfolio primarily consists of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
The Company does not recognize a lease liability or right-of-use asset on the balance for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.
(l)Intangible assets other than goodwill, net
The Company recognized certain finite-lived intangible assets as a result of the Business Combination. The Company’s finite-lived intangible assets consist of Trade Names, Customer Relationships, Investment Management Agreements and Backlog. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
The Company tests finite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The Company evaluates impairment by comparing the estimated fair value attributable to the intangible asset with its carrying amount. If an impairment exists, the Company adjusts the carrying value to equal the fair value by taking a charge through earnings.

The Company also recognized certain indefinite-lived intangible assets as a result of the Business Combination consisting of certain investment management agreements. These indefinite-lived intangibles are not subject to amortization, but are evaluated for impairment at least annually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is unlikely that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is unlikely that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through this quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment loss will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(m)Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test. Goodwill represents the excess of consideration over identifiable net assets of an acquired business. Goodwill is allocated at a reporting unit level. The Company has two reporting units, Asset Management and Wealth Management, and tests goodwill annually for impairment at each reporting unit. If, after assessing qualitative factors, the Company believes that it is more-likely-than-not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. No impairments have been recognized to date on the Company’s goodwill.
(n)Fixed Assets, Net
Fixed assets are recorded at cost, less accumulated depreciation and amortization, and are included in the “Other assets” line item in the Company’s Condensed Consolidated Statement of Financial Position. Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within general, administrative and other expenses in the Company’s Condensed Consolidated Statement of Operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term and the life of the asset, while other fixed assets are generally depreciated over a period of two to seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
(o)Debt Obligations, Net
The Company’s debt obligations are recorded at amortized cost, net of any debt issuance costs, discounts and premiums. Debt issuances costs are deferred and along with discounts and premiums are amortized to interest expense in the Condensed Consolidated Statement of Operations over the life of the related debt instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on retirement of debt in the Condensed Consolidated Statement of Operations when the Company prepays borrowings prior to maturity.
(p)Tax Receivable Agreement

The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the Company. The portion of the TRA liability related to the Business Combination is deemed contingent consideration payable to the previous owners and is carried at fair value, with changes in fair value reported within other gain (loss) in the Condensed Consolidated Statement of Operations. Future exchanges of Class B Units for Class A Shares may increase the TRA liability. Those increases will be carried at a value equal to the expected future payments due under the TRA. No exchanges have occurred to date. For future increases due to exchanges the Company will record an initial estimate of future payments under the TRA portion as a decrease to additional paid-in capital in the Condensed Consolidated Statement of Financial Position. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the Condensed Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(q)Warrant Liability

The Company evaluated the Warrants in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Other Income/(Expenses) in the Condensed Consolidated Statement of Operations in the period of change. Prior to the Business Combination the Sponsor held private warrants that were contributed to the Company and legally cancelled. The contribution and cancellation of these warrants resulted in derecognition of the private warrants and accounted for in additional paid in capital as of January 3, 2023. The Company subsequently issued new warrants with terms identical to those of the public warrants to the Target Companies’ selling shareholders classified as derivative liabilities.
(r)Earn-out Liability

The Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million Class B Shares, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combination), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Earn-Out Securities will vest and be issued in settlement of the Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Earn-Out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Earn-Out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). The Company evaluated the terms of the earn-out agreement in accordance with ASC 815-40 and concluded that the Earn-out Securities are precluded from being accounted for as a component of equity. Since the earn-out agreement meets the definition of a derivative, the Earn-out Securities are recorded as a derivative liability on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Other Income/(Expenses) in the Condensed Consolidated Statement of Operations in the period of change.

(s)Delayed share purchase agreement

Prior to the Business Combination, TWMH entered into an agreement to purchase a remaining non-controlling interest in its consolidated subsidiary representing 51.1% of shares in Tiedemann International Holdings, AG ("TIH"). This arrangement was agreed upon for a fixed consideration of $1,818,440 and is accounted for as a liability until it is settled.
(t)Non-controlling Interests
Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s equity. Non-controlling interests consist of the amount of those interests at the date of the original business combination and the minority’s share of changes in equity since the date of the combination. The proportions of profit and loss and changes in equity allocated to the owners of the parent and to the non-controlling interests are determined on the basis of existing ownership interests.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(u)Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging,” which requires the Company to recognize all derivative instruments on the Condensed Consolidated Statement of Financial Position as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a normal purchases and normal sales exception. Normal purchases and normal sales contracts are those that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by a reporting entity over a reasonable period in the normal course of business.
(v)Segment Reporting
Our business is organized into two operating segments: wealth management and asset management. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.

Wealth Management

Our wealth management services principally consist of investment management and advisory services, trusts and administrative services, and family office services. Our wealth management client base includes high net worth individuals HNWIs, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our wealth management segment. These fees are generally calculated based on a percentage of the value of each client’s AUM or AUA (as applicable). As of March 31, 2023 (Successor), this segment had $45.6 billion in AUM/AUA.

Investment Management and Advisory Services

In our investment management and advisory services teams, we diversify our clients’ portfolios across risk factors, geographies, and asset classes including private equity, private debt, hedge funds, real estate, and other assets through highly experienced third-party managers, who may be hard to access.

Trusts and Administration Services

The trusts and administration services that we provide include entity formation and management, creating or modifying trust instruments and/or administrative practices to meet beneficiary needs, full corporate, trustee-executor, and fiduciary services. We also offer provision of directors and company secretarial services, administering entity ownership of IP rights, advice and administration services in connection with investments in marine and aviation assets, and administering entity ownership of fine art and collectibles.

Family Office Services

Our family office services are tailored outsourced family office solutions and administrative services which we provide primarily to our larger clients. These services include bookkeeping and back-office services, private foundation management and grantmaking, oversight of trust administration, financial tracking and reporting, cash flow management and bill pay, and other financial services.

Asset Management

Our asset management services include alternatives platform, public and private real estate, co-investment, and merchant banking businesses.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Alternatives Platform

Our alternatives platform represents our legacy TIG business which is an alternative asset manager. This platform includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers. Our alternatives platform client base is predominantly comprised of institutional investors. The TIG Arbitrage strategy is our event-driven strategy based in New York through which management fees and incentive fees based on performance are received from the underlying funds and accounts. The strategies of our External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. As of March 31, 2023 (Successor), this platform had $8.3 billion in AUM/AUA.

Real Estate - Public and Private

Our real estate business includes fund management services as well as co-investment solutions. As of March 31, 2023 (Successor), this business had approximately $12.8 billion of AUM/AUA.

Fund Management

Our real estate fund management business manages two funds based in the United Kingdom, LXi REIT, a publicly traded REIT, and Home Long Income Fund, a private fund. Services offered through these funds include investments, financial planning and strategy, sales and marketing, and back and middle office infrastructure/administration. The funds are marketed primarily in the United Kingdom to institutional investors, primarily pension funds, as well as to retail investors. Fees from our real estate fund management business are earned from management and advisory fees.

Co-Investment

Our real estate co-investment business, which was part of the legacy Alvarium business, oversees deal origination, due diligence, documentation, and structuring from inception to exit for a variety of strategies including forward funding, development, income, value-add and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned related to our real estate co-investment business include private market, incentive fees, management and advisory fees, and placement and brokerage fees. As of March 31, 2023 (Successor), our real estate co-investment platform has deployed more than $7.6 billion of capital (inclusive of capital raised for our public and private real estate funds), of which approximately 14% has been invested by legacy Alvarium shareholders and senior employees.

Merchant Banking

Our Merchant Banking division, which was part of the legacy Alvarium business, is a global corporate advisory practice that services companies principally in the media, consumer, healthcare, and technology and innovation sectors, as well as our wealth management clients around their operational businesses or family holding companies. Fees earned related to merchant banking include advisory fees, retainer fees, and project fees.

(w)Other Income / Expenses
Other income and expenses is comprised of unrealized gains (losses) on investments, interest and dividend income (expense), income from equity method investees, and other items.
The Company holds investments in common stock, mutual funds, exchange-traded funds, and exchange-traded notes, which represent investments in equity and debt securities. The Company earns realized and unrealized gains and losses which depend on investment performance.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Interest income is earned through its investments in exchange-traded notes. These generally include debt securities held on a short- or medium-term basis when the Company has excess cash. The Company recognizes and records interest income using the effective interest method.
Dividend income is earned through investments in common stock, mutual funds, and exchange-traded funds. Dividend income is recorded on the ex-dividend date.
The Company holds interests in various affiliated limited partnerships and limited liability companies, whose purpose is to achieve capital appreciation through investments in financial instruments and investment vehicles. The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting and may earn income related to its equity in income of equity method investees. The equity method investments are in various fund complexes, including funds focused on infrastructure and utilities, high income yields, and multi-strategy, among others.

(x)Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which modifies ASC 805 to require an acquiring entity in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2022 and applied the guidance prospectively to business combinations that occurred after this date. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in ASC 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.

The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. The Company does not believe that any such guidance has or will have a material effect on its financial position or results of operations.

(3)Business Combination
On January 3, 2023, the Company entered into the Business Combination described in Note 1 (Description of the Business). The primary purpose of the Business Combination was to combine established high-growth companies that can benefit from access to capital and public markets and continue value-creation by management.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The Business Combination is a forward merger and is accounted for using the acquisition method of accounting. The Company is the accounting acquirer and Umbrella, including the Target Companies, is the accounting acquiree. The Company has been determined to be the accounting acquirer because Umbrella meets the definition of a variable interest entity (“VIE”), and the Company is the primary beneficiary of Umbrella. ASC 805 requires the primary beneficiary of a VIE to be identified as the accounting acquirer. The Company is the primary beneficiary because it controls all activities of Umbrella, and the non-managing members of Umbrella do not have substantive kick-out or participating rights.
The Business Combination met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from the Target Companies, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company has allocated the purchase price to the tangible and identifiable intangible assets based on their estimated fair market values at the acquisition date as required under ASC 805. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is deductible for tax purposes.
The Business Combination resulted in the Company acquiring 51% of the equity interests of Umbrella which holds 100% of the equity interests of Alvarium, TWMH, and TIG. The remainder of Umbrella is held by the historical equity holders of TWMH and TIG through their ownership of Class B Units, which are presented as non-controlling interest on the Company’s Condensed Consolidated Statement of Financial Position.
As a result of the Business Combination, Umbrella, which represents substantially all of the economic activity of the Company, became a subsidiary of the Company. Since the Company is the sole managing member of Umbrella following the Business Combination, the Class B Units held by the former equity holders of TWMH and TIG are classified as non-controlling interests in the Company’s financial statements. An allocation of net income or loss representing the percentage of ownership of Umbrella not controlled by the Company will be attributed to the non-controlling interests in the Company’s Condensed Consolidated Statement of Operations.
Each Class B Unit of Umbrella is paired with a share of Class B Common Stock (collectively, the “Paired Interests”). Pursuant to the Second Amended and Restated Limited Liability Agreement of Umbrella, dated as of January 3, 2023, a Paired Interest is exchangeable at any time after the lock-up period for a share of Class A Common Stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As the holder exchanges the Paired Interests pursuant to the LLC Agreement, the shares of Class B Common Stock included in the Paired Interests will automatically be canceled and the Class B Common Units included in the Paired Interests shall be automatically transferred to the Issuer and converted into and become an equal number of Class A Common Units in Umbrella. Alternatively, if approved by the disinterested members of the board of directors of the Company, such Class B Common Stock can be settled in cash funded from the proceeds of a private sale or a public offering of Class A Common Stock.

The Sponsor, in connection with the Business Combination, purchased 8,625,000 shares of Class B Common Stock (the “Founder Shares”) for $25,000 (approximately $0.03 per share). These shares had no value until the Business Combination completed. At this point, the Founder Shares automatically converted into Class A Common Stock. This conversion was solely contingent upon the completion of the business combination and did not include any future service requirements. As such, this cost of 8,625,000 shares at $10.33 per share for $89.1 million will be presented “on the line” and is not reflected in either predecessor or successor financial statement periods. “On the line” describes those expenses triggered by the consummation of a business combination that are not recognized in the Condensed Consolidated Statement of Operations as they are not directly attributable to either period but instead were contingent on the Business Combination.

As part of the Business Combination, the Company incurred $17.8 million of acquisition-related costs during the three months ended March 31, 2023 (Successor) which are included predominantly in the “Professional

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
fees” line in the Condensed Consolidated Statements of Operations. The Predecessor incurred $1.0 million of acquisition-related costs during the three months ended March 31, 2022 (Predecessor). In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. Of the total debt issuance costs, $1.8 million is related to the Term Loan and drawn amount of the Revolver and is recorded as an offset to the “Debt, net of unamortized deferred financing cost” line item of the Condensed Consolidated Statement of Financial Position. $2.8 million of the debt issuance costs related to the undrawn amount of the Revolver were recorded in the “Other assets” line item of the Condensed Consolidated Statements of Financial Position.
The Business Combination was accounted for using the acquisition method of accounting, and the fair value of the total purchase consideration transferred was $1,071.1 million. Included in total purchase consideration is contingent consideration of $85.1 million, which is payable to the selling shareholders upon achievement of certain volume-weighted average price targets for the shares of Class A Common Stock or upon a change of control of the Company occurring between the Closing Date and the fifth anniversary of the Closing Date. The contingent consideration was measured at fair value at the acquisition date and recorded as a liability in the "Earn-out liability" line of the Condensed Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) for additional information.

(Dollars in Thousands)	Amount
Cash consideration	$99,999
Equity consideration:
Class A	$294,159
Class B	$573,205
Warrants	$4,896
Earn-out consideration	$85,097
Tax Receivable Agreement	$13,000
Payment of assumed liabilities	$760
Total purchase consideration transferred	$1,071,116
The consideration transferred is subject to customary closing adjustments in the post-combination period. While the valuation of consideration transferred is substantially completed, fair value estimates related to the consideration transferred are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, the Tax Receivable Agreement and Earn-out consideration as management continues to review the estimated fair values and evaluate the assumed tax position. When the valuation is final, any changes to the preliminary valuation of consideration transferred could result in adjustments to identified intangibles and goodwill. The fair values of consideration transferred is expected to be finalized during the remeasurement period, which ends on December 31, 2023. During the period January 3, 2023 - March 31, 2023 (Successor), there were no measurement period adjustments made to purchase consideration transferred.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Business Combination (in thousands):

(Dollars in Thousands)	Business Combination Date Fair Value
Cash and cash equivalents	$24,047
Management/advisory fees receivable	41,691
Investments at fair value	148,674
Equity method investments	47,713
Property, plant and equipment	3,996
Intangible assets	541,718
Goodwill	524,790
Operating lease right-of-use assets	28,487
Other assets	47,147
Total Assets Acquired	$1,408,263
Accounts payable and accrued expenses	75,846
Accrued compensation and profit sharing	25,051
Accrued member distributions payable	12,803
Delayed share purchase agreement	1,818
Earn-in consideration payable	1,519
Operating lease liabilities	29,047
Debt	124,533
Deferred tax liability, net	50,288
Other liabilities	15,482
Total Liabilities Assumed	$336,387
Total Assets Acquired and Liabilities Assumed	1,071,876
Non-controlling interest in subsidiaries	(760)
$1,071,116

For the period January 3 – March 31, 2023 (Successor), cash and cash equivalents at the beginning of the period of $194.1 million included the proceeds from the PIPE Investors related to the private placements issuances, remaining cash held in the trust account, and the beginning balance sheet cash from each of Alvarium, TIG, and TWMH.

While the valuation of acquired assets and liabilities is substantially complete, fair value estimates are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, equity method investments, intangible assets, and the Tax Receivable Agreement, as management continues to review the estimated fair values and evaluate the assumed tax position. At this time, the Company expects that changes to the value of equity method investments, intangible assets, goodwill, the Tax Receivable Agreement and deferred tax assets and liabilities will be made during the measurement period. The fair values of assets acquired and liabilities assumed is expected to be finalized during the remeasurement period, which ends on December 31, 2023.

During the three months ended March 31, 2023 (Successor), there were no measurement period adjustments made to the assets acquired or liabilities assumed. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The fair values of assets acquired and liabilities assumed is expected to be finalized during the remeasurement period, which ends on December 31, 2023.

Fair Value of Net Assets Acquired and Intangibles

With the exception of operating right-of-use assets and operating lease liabilities accounted for under Topic 842, in accordance with Accounting Standards Codification, or ASC 805, the assets and liabilities were recorded at their respective fair values as of January 3, 2023. The Company developed the fair value of intangible assets, which include trade names, customer relationships, investment management agreements, developed technology and backlog, using various techniques including discounted cash flow, relief from royalty, multi-period excess earnings, and a Monte Carlo simulation approach. The Company developed the fair value of equity method investments using various techniques including discounted cash flow and a guideline public company approach. The investments at fair value and earn-in consideration are carried at fair value and no adjustment was made. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value.

Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. Goodwill is allocated between the two reporting segments: Wealth Management and Asset Management. The goodwill allocation between Wealth Management and Asset Management is $293.4 million and $231.4 million, respectively.
Below is a summary of the intangible assets acquired in the Business Combination (in thousands):

(Dollars in Thousands)	Acquisition Date Fair Value	Estimated Life (Years)
Trade Names	$14,695	11.5
Customer Relationships	163,851	27.1
Investment Management Agreements (definite life)	114,473	15
Investment Management Agreements (indefinite life)	247,100	N/A
Developed Technology	1,000	5
Backlog	599	0.5
Total Intangible Assets	$541,718
The intangible assets acquired and subject to amortization have a weighted average useful life of 21.5 years.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the period January 3, 2023 – March 31, 2023 (Successor) and for the period January 1 – March 31, 2022 (Predecessor):

	For the Period
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Management/Advisory fees	$46,470	$19,970
Incentive fees	577	—
Distributions from investments	10,030	—
Other fees/income	970	—
Total Income	$58,047	$19,970

(Dollars in Thousands)	As of March 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Management/Advisory fees receivable
Beginning balance	$30,544	$20,019
Ending balance	31,192	19,540

Incentive fees receivable
Beginning balance	$3,540	$—
Ending balance	238	—

Other fees/income receivable
Beginning balance	$4,106	$—
Ending balance	839	—

Deferred management/advisory fees
Beginning balance	$(693)	$—
Ending balance	(1,411)	—

Deferred other fees/income
Beginning balance	$(422)	$—
Ending balance	(281)	—
(5)Equity-Based Compensation

In connection with the Business Combination, certain of TWMH’s restricted units vested and the Company granted fully vested shares to Alvarium’s employees, resulting in compensation expense of $4.2 million and $24.6 million, respectively, during the period ended March 31, 2023 (Successor). The $24.6 million consisted of $21.0 million related to the acceleration of 2.1 million earn-out shares at closing and $3.6 million for 360,485 shares related to another transaction completed in contemplation of and for the benefit of the acquirer under Topic 805. None of these stock awards were outstanding after the Business Combination.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Upon completion of the Business Combination, the Company issued 60,800 shares of Class A Common Stock to employees of the Company to comply with the Nasdaq shareholder requirements (the “Nasdaq Awards”). The Nasdaq Awards vested in full immediately and had a fair value of $10.00 per share, resulting in compensation expense of $0.6 million for the period ending March 31, 2023 (Successor).

In connection with TMWH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of cash and the Company’s equity on the second and third anniversaries of the closing date of January 7, 2022. The Company recognized an expense of $1.0 million and $0.8 million for the earn-ins during the three months ended March 31, 2023 (Successor) and the three months ended March 31, 2022 (Predecessor), respectively, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. This contingent consideration is recorded as a liability of $1.6 million as of March 31, 2023 (Successor) and $1.5 million as of December 31, 2022 (Predecessor) in the “Earn-in consideration payable” line of the Condensed Consolidated Statement of Financial Condition. The contingent consideration is expected to be paid in a combination of cash and the Company’s equity on the second and third anniversaries of the closing date.
(6)Income Taxes
The provision for income taxes during the interim periods is calculated by applying an estimate of the forecasted annual effective tax rate for the full year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The income tax expense was $4.7 million for the period January 3, 2023 - March 31, 2023 (Successor) compared to $0.2 million for the period January 1, 2022 - March 31, 2022 (Predecessor).

Our effective tax rate was (5.4)% for the period January 3, 2023 - March 31, 2023 (Successor) compared to 17.9% for the period January 1, 2022 - March 31, 2022 (Predecessor). The difference in our effective tax rate is primarily driven by the legal entity organizational changes which occurred on account of the Business Combination, the impact of nondeductible mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, nondeductible professional fees incurred in connection with the Business Combination, and the impact of a forecasted valuation allowance with respect to deferred tax assets generated in our subsidiaries in the UK.

As of March 31, 2023, the Company has evaluated its tax filing positions and has not recorded a reserve for any unrecognized tax benefits.
(7)Fair Value Disclosures
The Company classifies its fair value measurements using a three-tiered fair value hierarchy. The basis of the tiers is dependent upon the various “inputs” used to determine the fair value of the Company’s assets and liabilities. Fair value is considered the value using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability and are developed

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
based on the best information available in the circumstances. The inputs are summarized in the three broad levels listed below:
•Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Level 2 Valuation Techniques
The financial instruments classified within Level 2 of the fair value hierarchy is an interest rate swap. The valuation techniques used to value financial instruments classified within Level 2 of the fair value hierarchy are as follows:
•The interest rate swap is valued based on observable values of underlying interest rates.
Level 3 Valuation Techniques
As the Company exercised significant judgement over unobservable inputs, the fair values of these financial instruments are considered Level 3 measurements:
•The Company utilized a Monte Carlo simulation to measure the Earn-out and TRA liabilities. This simulation uses rates to appropriately capture the risk associated with each obligation. The Company adjusts the liabilities to fair value each reporting period based on certain metrics within the respective agreements. Changes in the fair value are recognized in other expense in the Condensed Consolidated Statement of Operations. Refer to the valuation methodologies table below for further analysis of level 3 valuations.
•The fair value of the Earn-in consideration is based on expected future revenues discounted at the revenue discount rate less the risk-free rate of return. The Company adjusts the liabilities to fair value each reporting period based on certain metrics within the respective agreements. Changes in the fair value are recognized in other expense in the Condensed Consolidated Statement of Operations. Refer to the valuation methodologies table below for further analysis of level 3 valuations.
•The Company utilized a Discounted Cash Flow simulation to determine the fair value of the External Strategic Managers. The discount rate selection for each investment was calibrated using the implied internal rate of return as of the original investment date, adjusted for certain market- and company-specific factors. The selected long-term growth rate for each investment was based on long-term GDP growth rates in the geographic locations of the underlying External Strategic Manager, with consideration for general growth in the asset management industry.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following is a summary categorization, as of March 31, 2023 (Successor) and December 31, 2022 (Predecessor), of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments:
Investments at fair value as of March 31, 2023 (Successor) and December 31, 2022 (Predecessor) are presented below:

	As of March 31, 2023 (Successor)
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$48	$—	$—	$48
Exchange-traded funds	111	—	—	111
Investments – External Strategic Managers	—	—	165,322	165,322
Investments – Affiliated Funds(1)	—	—	—	1,188
Total	$159	$—	$165,322	$166,669

Liabilities:
Warrant liability	$23,235	$—	$—	$23,235
Earn-out liability	—	—	120,967	120,967
TRA liability	—	—	13,300	13,300
Earn-in consideration payable	—	—	1,593	1,593
Total	$23,235	$—	$135,860	$159,095
(1) Investments in Affiliated Funds are measured at fair value using the net asset value (or its equivalent) practical expedient. The Company's investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment company as reported and without adjustment. The Company does not have any commitments to the Affiliated Funds and redemptions are permitted on a monthly basis and require 30 days’ notice. The strategies of the Affiliated Funds primarily focus on near-dated, hard catalyst events that typically involve hostile deals, proposals, minority interest buy-ins, leverage buyouts, activism, spin-offs, recapitalizations, and agreed upon deals. The investments held in the Affiliated Funds are primarily highly liquid and marketable securities. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Statement of Financial Position.

	As of December 31, 2022 (Predecessor)
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$44	$—	$—	$44
Exchange-traded funds	101	—	—	101
Interest rate swap	—	241	—	241
Total	$145	$241	$—	$386

Liabilities:
Earn-in consideration payable	$—	$—	$1,519	$1,519
Payout right	—	—	3,662	3,662
Total	$—	$—	$5,181	$5,181

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the Condensed Consolidated Statement of Operations. There were no transfers in or out of Level 3. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of March 31, 2023 (Successor) and December 31, 2022 (Predecessor):

	Level 3 Liabilities as of March 31, 2023 (Successor)
(Dollars in Thousands)	TRA Liability	Earn-out Liability	Earn-in consideration payable	Total
Beginning balance	$13,000	$91,761	$1,519	$106,280
Settlements	—	—	—	—
Net losses	300	29,206	74	29,580
Ending balance	$13,300	$120,967	$1,593	$135,860

	Level 3 Liabilities as of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Earn-in consideration payable	Payout right	Total
Transfers into Level 3	$—	$—	$—
Transfers out of Level 3	—	—	—
Purchases	—	—	—
Issuances	1,519	3,662	5,181
Ending balance	$1,519	$3,662	$5,181

(Dollars in Thousands)		Level 3 Assets as of March 31, 2023 (Successor)
Assets:	Beginning balance	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Total
Investments – External Strategic Managers	$146,130	$3,822	$15,370	$	$165,322
Total Assets	$146,130	$3,822	$15,370	$	$165,322

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of March 31, 2023

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$165,322	Discounted Cash Flow	Discount rate	16% - 48%	Lower
			Long-term growth rate	3%	Higher
Level 3 Liabilities:
TRA liability	$13,300	Monte Carlo	Volatility	45%	Lower
			Correlation	20%	Higher
			Cost of debt range	5.6% - 7.1%	Lower
			Equity risk premium	7.5% - 12.9%	Lower
Earn-out liability	$120,967	Monte Carlo	Volatility	45%	Higher
			Risk-free rate	3.6%	Higher
Earn-in consideration payable	$1,593	Discounted Cash Flow	Revenue discount rate	7.2%	Lower

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2022

The fair value of earn-in consideration is based on expected future revenues discounted at the revenue discount rate less the risk-free rate of return, which approximated 6.8% as of December 31, 2022. It is classified as Level 3 within the fair value hierarchy. As of December 31, 2022, carrying value approximates fair value.

The fair value of the payout right is based on expected future payments weighted on the probability of a successful company sale transaction, discounted at the estimated term to transaction closing less the risk-free rate, which approximated 100% as of December 31, 2022.
(8)Equity Method Investments
As of March 31, 2023 (Successor) and December 31, 2022 (Predecessor), the Company had $48.8 million and an immaterial amount of equity method investments, respectively, recorded within equity method investments on the condensed consolidated statements of financial position. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(9)Investments at Fair Value
Investments at fair value consist of investments for which the fair value option has been elected. The primary reasons for electing the fair value option are to:
•Reflect economic events in earnings on a timely basis;
•Mitigate volatility in earnings from using different measurement attributes; and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
•Address simplification and cost-benefit considerations
Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition or at other eligible election dates. Changes in the fair value of such instruments are recognized in Investment income (loss) in the Condensed Consolidated Statement of Operations.
The Cost and Fair Value of Investments at fair value as of March 31, 2023 (Successor) and December 31, 2022 (Predecessor) are presented below:

	As of March 31, 2023 (Successor)		As of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$73	$48	$73	$44
Exchange-traded funds	120	111	115	101
TIG Arbitrage Associates Master Fund	214	215	—	—
TIG Arbitrage Enhanced Master Fund	179	177	—	—
TIG Arbitrage Enhanced	1,895	681	—	—
Arkkan Opportunities Feeder Fund	111	114	—	—
Arkkan Capital Management Limited	16,692	24,695	—	—
Zebedee Asset Management	56,917	70,311	—	—
Romspen Investment Corporation	72,523	70,317	—	—
Total	$148,724	$166,669	$188	$145
The Company’s Investments at fair value include unrealized gains (losses) and realized gains (losses) in the Condensed Consolidated Statement of Financial Position.
The breakdown of unrealized gains (losses) and realized gains (losses) for the relevant periods are as follows:

	For the Period
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Unrealized gains (losses):
Net gains (losses) recognized	$(1,971)	$(19)
Net gains recognized on equity securities sold	—	—
Unrealized gains (losses) recognized on equity securities still held	$(1,971)	$(19)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(10)Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of March 31, 2023 (Successor)
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	27.1	$164,090	$(1,516)	$162,574
Investment management agreements	15.0	$117,789	$(1,943)	$115,846
Trade names	11.5	$14,815	$(427)	$14,388
Acquired internally developed software	2.5	$1,000	$(50)	$950
Other intangible asset	0.5	$612	$(304)	$308
Total amortized intangible assets		$298,306	$(4,240)	$294,066
Non-amortized intangible assets(1)
Investment management agreements		$247,100	$—	$247,100
Total intangible assets		$545,406	$(4,240)	$541,166

(1)The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

	As of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	17.3	$27,900	$(7,743)	$20,157
Trade names	0.8	71	(71)	—
Acquired internally developed software	5.0	692	(271)	421
Total intangible assets		$28,663	$(8,085)	$20,578

Amortization expense of approximately $4.2 million and $0.5 million were recognized for the periods ended January 3 – March 31, 2023 (Successor) and January 1 – March 31, 2022 (Predecessor), respectively.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of March 31, 2023 (Successor)
2023	$11,674
2024	15,080
2025	15,080
2026	15,080
2027 and beyond	237,152
Total	$294,066
(11)Other assets, net
The following table provides a reconciliation of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(dollars in thousands)	As of March 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Fixed assets, net:
Leasehold improvements	$5,491	$2,571
Office equipment and furniture	5,840	2,895
Foreign currency translation difference	84	—
Accumulated depreciation and amortization	(7,515)	(4,491)
Fixed assets, net	3,900	975
Accrued income	11,121	—
Prepaid expenses	10,473	1,898
Sundry receivables	8,743	—
Other receivables (1)	9,497	579
Interest rate swap	187	241
Other assets	7,173	124
Other assets, net	$51,094	$3,817

(1) Other receivables as of March 31, 2023 (Successor) includes a $1.8 million receivable due from a related party. Refer to Note 16 (Related Party Transactions) for further details.
(12)Leases
The Company adopted ASC 842 as of January 1, 2022, on a modified retrospective basis with no cumulative adjustment to equity as of the adoption date. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2022 under ASC 842 for the predecessor and successor periods. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Since January 1, 2022, the Company’s operating leases, excluding those with terms less than 12 months, have been discounted and recorded as assets and liabilities on the Company’s Condensed Consolidated Statement of Financial Position. The Company

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
primarily has non-cancellable operating leases for office spaces across various countries. We categorize leases as either operating or finance leases at the commencement date of the respective lease.
The components of lease costs are as follows:

	For the Period
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Operating lease expense	$1,926	$750
Variable lease expense	437	358
Short-term lease expense	205	31
Total lease expense	$2,568	$1,139
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Period
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Operating cash flow information:
Operating cash flow from operating leases	$1,666	$701
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	214	—
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

As of March 31, 2023 (Successor)
Weighted-average remaining lease term	5.45
Weighted-average discount rate	6.29%

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
As of March 31, 2023 (Successor), the future minimum lease payments for the Company’s operating leases for each of the years ending March 31 are as follows (in thousands):

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2023	$4,957
2024	7,551
2025	5,388
2026	4,131
2027	3,446
2028 and beyond	6,695
Total lease payments	32,168
Less: Imputed interest	3,713
Present value of lease liabilities	$28,455
(13)Goodwill, net
The following table provides a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	Asset Management As of March 31, 2023 (Successor)	Wealth Management As of March 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Beginning Balance
Gross goodwill	$231,404	$293,386	$22,185
Net goodwill:	$231,404	$293,386	$22,185

Goodwill acquired during the period	$—	$—	$3,279
Currency translation and other adjustments	5,279	691	—
	$5,279	$691	$3,279
Ending Balance
Gross goodwill	$236,683	$294,077	$25,464
Net goodwill	$236,683	$294,077	$25,464
For the periods ended January 3 – March 31, 2023 (Successor) and January 1 – March 31, 2022 (Predecessor), no triggering events were identified, and no impairment charge was recognized on goodwill from acquisitions.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(14)Debt, net of unamortized deferred financing cost
The following tables summarize outstanding debt obligations of the Company as of March 31, 2023 (Successor):

	As of March 31, 2023 (Successor)
(in thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)
Credit Agreement
Term Loans	$98,750	$97,001	$98,750
Revolving Credit Facility	36,250	36,250	36,250
Promissory Notes	$—	$—	$—
Total Debt	$135,000	$133,251	$135,000
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loans and Revolving Credit Facility approximates carrying value as of March 31, 2023 due to the recent issuance of the debt instruments. The fair value is categorized as Level 3 under ASC 820.
Credit Agreement

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with BMO Harris Bank N.A., as administrative agent, for a senior secured credit facility (the “Credit Facility”) in an aggregate principal amount of $250.0 million, consisting of term loan commitments for an aggregate principal amount of $100.0 million (the “Term Loans”) and a revolving credit facility with commitments for an aggregate commitment amount of $150.0 million (the “Revolving Credit Facility”), with an accordion option to increase the revolving commitments an additional $75.0 million to $225.0 million total. Upon the de-SPAC event, the Company had initially acquired legacy debt obligations from its subsidiaries in the amount of $124.4 million. Subsequently, after the closing of the Business Combination, the Company obtained additional financing through the BMO Credit Facility from which proceeds from borrowings were used to repay outstanding debt obligations acquired through the transaction, and also for working capital and general corporate purposes, including, without limitation, permitted acquisitions.
The Term Loans and Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan is subject to quarterly amortization payments and will mature on January 3, 2028. The Revolving Credit Facility will terminate on January 3, 2028. As of March 31, 2023, total outstanding debt, net of unamortized deferred financing costs amounted to $133.3 million.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following tables summarize outstanding debt obligations of the Company as of December 31, 2022 (Predecessor):

	As of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)
Term Loan	$5,760	$5,760
Revolving Credit Facility	14,050	14,050
Promissory Notes	1,377	1,377
Total Debt	$21,187	$21,187
(1) There were no unamortized debt issuance costs as of December 31, 2022 (Predecessor).

As of December 31, 2022 (Predecessor), Company had an outstanding Term Loan borrowing of $5.8 million with interest calculated based on a variable one-month LIBOR rate plus 1.50%, subject to a LIBOR floor. The Company entered into an interest rate swap agreement in 2020, which converted the variable rate to a fixed rate of 2.60% on borrowings under the Term Loan. The Company also had an outstanding balance of $14.1 million on its Revolving Credit Facility with interest calculated at the rate of the Daily Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 1.50% and an unused commitment fee is 0.15% per annum. In addition, the Company had an outstanding promissory note balance of $1.4 million with interest calculated 3.25%. As of December 31, 2022 (Predecessor), total outstanding debt, net of unamortized deferred financing costs amounted to $21.2 million.
Future maturities of the Term Loans as of March 31, 2023 (Successor), are as follows:

(Dollars in Thousands)	Aggregate Maturities
Rest of 2023	$3,750
2024	$5,000
2025	$7,500
2026	$10,000
2027	$10,000
Thereafter	$62,500
Total	$98,750
Debt is prepayable without penalty prior to maturity. Borrowings under the Revolving Credit Facility are due and payable on the termination date or an earlier date at the Company’s discretion.
(15)Retirement Plans
The Company sponsors a defined–contribution 401(k) plan for the benefit of its employees. The plan allows employees to contribute a percentage of their salary subject to certain limitations, set forth by the Internal Revenue Service, on a pretax basis. At its discretion, the Company can make profit sharing plan contributions to the participants accounts. The Company’s contributions for the periods ended January 3 – March 31, 2023 (Successor) and January 1 – March 31, 2022 (Predecessor), were $0.8 million and $0.2 million, respectively, all

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
of which was payable as of March 31, 2023 (Successor) and is included in accounts payable and accrued expenses on the condensed consolidated financial statements.

(Dollars in Thousands)
For the Period
January 3, 2023 – March 31, 2023 (Successor)	January 1, 2022 – March 31, 2022 (Predecessor)
$814	$196
(16)Related Party Transactions
Related party transactions include the below:

(dollars in thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of March 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Due from Certain TMWH Members, TIG GP Members and TIG MGMT Members	Other assets	$2,720	$1,161
Due from Equity Method Investees	Other assets	$3,874	$—
Due from Equity Method Investees	Fees receivable, net	$19	$—

Related Party Payables
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(13,300)	$—
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium shareholders in connection with the Earn-out	Earn-out liability, at fair value	$(120,967)	$—
Due to Equity Method Investees	Accounts payable and accrued expenses	$(177)	$—
Due to Equity Method Investees	Other liabilities	$(726)	$—

Due from TWMH Members

Certain TWMH Members were offered promissory notes to pay their estimated federal, state and local withholding taxes owed by such members, which constitute loans to members. Promissory notes totaling $1.5 million were issued by the Company in 2020, 2021 and 2022, and bear interest at an annual rate of three and one quarter percent (3.25%). Of these, certain promissory notes totaling $1.1 million included a forgiveness of debt provision. If at each of the first five one-year anniversaries of February 15, 2023, if the members’ employment relationship has not been terminated for any reason, an amount equal to twenty percent (20%) of the principal and accrued interest, shall be forgiven. Upon termination of employment, any outstanding amount of loan not forgiven becomes due within 30 days. The additional notes totaling $0.4 million were due on or before the closing date of the transaction and have been paid back in full to the Company as of March 31, 2023 (Successor).

For the periods ended January 3 – March 31, 2023 (Successor) and January 1 – March 31, 2022 (Predecessor), the Company recognized $66 thousand and $83 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B units which have been pledged as

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial Condition. As of March 31, 2023 (Successor) and December 31, 2022 (Predecessor), the balance of loans to members were $0.9 million and $1.2 million, respectively.

Due from TIG GP Members and TIG MGMT Members

The Company recognized a receivable for amounts due from certain TIG GP Members and TIG MGMT Members. The receivable does not have specific payment terms or a stated rate of interest. This receivable is presented in Other assets on the Condensed Consolidated Statement of Financial Condition and as of March 31, 2023 (Successor), the balance of the receivable was $1.8 million.

Equity Method Investees

The Company’s transactions with Equity Method Investees include receivables related to loans, fees and expenses, which are presented in Other assets on the Condensed Consolidated Statement of Financial Condition, and payables related to loans, fees and expenses, which are presented in Accounts payable and accrued expenses and Other Liabilities on the Condensed Consolidated Statement of Financial Condition.

For the periods ended January 3 – March 31, 2023 (Successor), the Company recognized $0.8 million in Management/advisory fees, $0.8 million in Compensation and employee benefits, $0.1 million in Other income/fees and $22 thousand in Interest and dividend income (expense) from equity method investees on the Condensed Consolidated Statement of Operations.

Tax Receivable Agreements

On the Closing Date, the Company entered into the Tax Receivable Agreement with the TWMH Members, the TIG GP Members, and the TIG MGMT Members (the “Tax Receivable Agreement”). The TRA generally provides for certain payments and makes certain arrangements with respect to certain tax benefits to be derived by the Company and its subsidiaries as the result of the Business Combination and future exchanges by such TWMH Members, TIG GP Members and TIG MGMT Members of their Paired Interests for Class A Common Stock in accordance with the Umbrella LLC Agreement and the making of payments under the TRA.

Pursuant to the terms of the TRA, the Company generally will pay an amount equal to 85% of the net tax benefit that it receives from such exchanges to the TWMH Members, the TIG GP Members and the TIG MGMT Members. The costs and expenses of administering the TRA will be borne 15% by the Company and 85% by the TWMH Members, the TIG GP Members and the TIG MGMT Members, or in certain instances, all or a portion of such 85% amount may be borne by Umbrella.

The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The fair value of the TRA Liability was $13.3 million as of March 31, 2023 (Successor).

Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of March 31, 2023 (Successor), the fair value of the Earn-out Liability was $121.0 million. The change in fair value of $29.2 million is recorded in the Gain (loss) on earn-out liability line in the Condensed Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(17) Segment Reporting
The Company operates within two business segments: Asset Management and Wealth Management. See Note 1 (Description of the Business).
The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision-making process.
•Revenues and expenses directly associated with each business segment are included in determining net income/ (loss) by segment.
•Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are allocated to the business segments’ statement of operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Accordingly, the Company presents segment information consistent with internal management reporting. See Note 1 (Description of the Business) and the table below for more detail on unallocated items. The following tables present the financial information for the Company’s segments for the periods indicated.

	For the Period
(Dollars in Thousands)	January 3, 2023 – March 31, 2023 (Successor)			January 1, 2022 – March 31, 2022 (Predecessor)
Net Income by Segment	Asset Management Segment	Wealth Management Segment	Total	Tiedemann Wealth Management Holdings, LLC
Revenue:
Management/advisory fees	$14,976	$31,494	$46,470	$19,970
Incentive fees	577	—	577	—
Distributions from investments	10,030	—	10,030	—
Other income/fees	932	38	970	—
Total income	$26,515	$31,532	$58,047	$19,970
Operating Expenses:
Compensation and employee benefits	27,262	35,910	63,172	13,560
Systems, technology, and telephone	1,193	2,635	3,828	1,440
Sales, distribution, and marketing	250	276	526	218
Occupancy costs	1,205	1,975	3,180	968
Professional fees	12,257	10,627	22,884	1,415
Travel and entertainment	990	956	1,946	267
Depreciation and amortization	2,739	1,778	4,517	610
General, administrative, and other	454	978	1,432	318
Total operating expenses	$46,350	$55,135	$101,485	$18,796
Operating income (loss)	(19,835)	(23,603)	(43,438)	1,174
Other income (expenses):
Gain (loss) on investments	4,122	(973)	3,149	(19)
Gain (loss) on warrant liability	(6,471)	(6,471)	(12,942)	—
Gain (loss) on earn-out liability	(14,603)	(14,603)	(29,206)	—
Interest and dividend income (expense)	(1,753)	(1,508)	(3,261)	(74)
Other income	—	58	58	(2)
Income (loss) before taxes	(38,540)	(47,100)	(85,640)	1,079
Income tax (expenses) benefit	(2,325)	(2,325)	(4,650)	(193)
Net income (loss)	$(40,865)	$(49,425)	$(90,290)	$886

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands)	As of
Assets by segment	March 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Asset management	$888,050	$—
Wealth management	$528,102	$91,989
Total assets	$1,416,152	$91,989
(18)Earnings Per Share
Basic earnings per share is computed by dividing income attributable to controlling interest by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per common share excludes potentially dilutive instruments which were outstanding during the period but were anti-dilutive. The following table shows the computation of basic and diluted earnings per share:

For the Period
(Dollars in Thousands, except share data)	January 3 – March 31, 2023 (Successor)
Net (loss) attributable to controlling interest - basic and diluted	$(68,740)
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	57,546,811
(Loss) per Class A Common Stock - basic and diluted	$(1.19)
The following potentially dilutive instruments were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

For the Period
(Dollars in Thousands, except share data)	January 3 – March 31, 2023 (Successor)
Class B Common Stock and Class B Units	55,032,961
Warrants	20,399,877
Earn-outs	10,396,318
The Holbein Earn-Ins were also excluded from the calculation of diluted EPS. The number of potentially dilutive shares for the Holbein Earn-Ins is contingent on revenue generated from continuing customers in 2023 and 2024. The key terms of the Holbein Earn-Ins are discussed in Note 5 (Equity-Based Compensation).
(19)Commitments and Contingencies
Tax Receivable Agreement
Pursuant to the TRA, the Company will pay certain parties to the Business Combination 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increase in tax basis of the assets of Alvarium Tiedemann related to the Business Combination.

Amounts payable under the TRA are contingent upon (i) the generation of taxable income over the life of the TRA, (ii) the tax rates in effect as of time periods in which tax benefits are used, and (iii) certain terms governing the rate of interest to be applied to payments under the TRA.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
As of March 31, 2023 (Successor), the liability associated with the TRA was approximately $13.3 million and consisted entirely of a liability recorded under ASC 805 associated with the Business Combination, and as such, is presented at fair value through the discount of future anticipated payments. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings.

In connection with the TRA, certain parties to the Business Combination who received Class B units in Umbrella have the ability to exchange Class B units in Umbrella. for Class A shares in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of Alvarium Tiedemann and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450.
Payments under the TRA will continue until all such tax benefits have been utilized or expired unless (i) the Company exercises its right to terminate the TRA and pays recipients an amount representing the present value of the remaining payments, (ii) there is a change of control or (iii) the Company breaches any of the material obligations of the TRA, in which case all obligations will generally be accelerated and due as if the Company had exercised its right to terminate the TRA. In each case, if payments are accelerated, such payments will be based on certain assumptions, including that the Company will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions.
The estimate of the timing and amount of future payments under the TRA involves several assumptions that do not account for the significant uncertainties associated with those potential payments, including an assumption that the Company will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments.
As of March 31, 2023 (Successor), assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain AlTi Global's assets, we expect to pay approximately $13.3 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for Class A Shares would be accounted for separately from the amount related to the Business Combination.

Earn-out

Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of March 31, 2023 (Successor), the fair value of the earn-out shares was $121.0 million. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Litigation
From time to time, the Company is involved in legal actions in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materiality affects its results of operations, financial condition or cash flows.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Home REIT is a real estate investment trust company listed on the London Stock Exchange. Alvarium Fund Managers (UK) Limited (“AFM UK”) is its alternative investment fund manager (or “AIFM”) and AHRA is its investment adviser. AFM UK is a wholly owned subsidiary of Alvarium. AHRA was owned by ARE up until December 30, 2022, when it was sold. As such, AHRA was not acquired by Cartesian pursuant to the business combination between the Cartesian, Alvarium and certain Tiedemann entities which completed on January 3, 2023 and formed the Company. Accordingly, AHRA has never been a member of our corporate group. Notwithstanding the disposal of AHRA, Alvarium RE retained an option to reacquire AHRA and, consequently, AHRA has been included in our consolidated financial statements for the financial year ending December 31, 2022 in accordance with applicable accounting requirements.

Since November 2022, Home REIT and AHRA have been the subject of a series of allegations in the UK media regarding Home REIT’s operations, triggered by a report issued by a short seller. Following the publication of the short seller report, a UK law firm (Harcus Parker Limited) announced that it was seeking current and former shareholders of Home REIT to potentially bring claims in connection with the allegations. Harcus Parker’s announcement states that claims will likely be brought against Home REIT itself, its directors, and AFM UK. Notwithstanding the Harcus Parker publication, as at the date of authorising these financial statements, no letter before action has been received by AFM UK (as such is required under the Practice Direction on Pre-action Protocols and Conduct contained in the Civil Procedure Rules prior to a claimant commencing litigation), no litigation has been commenced against Home REIT or AFM UK, and we do not currently have visibility on the likelihood or otherwise of litigation actually being commenced. Further, given the above, it is not possible at this point in time for us to reliably assess the quantum of any claims that may potentially be brought, though such quantum may potentially be material to the Group. If any litigation or other action is commenced against AFM UK, our current assessment is that any such claims or actions should be defended and would be unlikely to succeed. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation. We will continue to assess any potential litigation or regulatory risk associated with the above-mentioned matters.

We maintain insurance policies which are intended to provide coverage for various claims against us, subject to the terms and conditions of the relevant policy. Such policies include, among other things, indemnification for legal expenses. We also have access to credit facilities to support the business, if required. These arrangements support our assessment of going concern and of our ability to address any potential financial impact arising from the above.
(20)Equity
Class A Common Stock

As of March 31, 2023, there were 57,916,649 shares of Class A Common Stock outstanding. Of those shares, 3,276,391 are subject to forfeiture under the terms of the Earn-out. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued 55,032,961 shares of Class B Common Stock, par value $0.0001 per share, to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(21)Subsequent Events
Management evaluated events and transactions through and including May 22, 2023, the date these financial statements were available to be issued. Based on management’s evaluation there are no events subsequent to March 31, 2023 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

On April 6, 2023, the Company closed its acquisition of 100% of the issued share capital of AL Wealth Partners Pte. Limited (“AWLP”), an independent wealth manager based in Singapore with approximately $971.0 million of assets under management as of March 31, 2023. The purchase price consisted of a $15.5 million cash payment on closing (being 50% of the purchase price calculated on the closing date based on a multiple of recurring revenues), and deferred payments on each of the third and fifth anniversaries of the closing date, with each deferred payment to be 25% of a re-calculated purchase price based on recurring revenues at each relevant time. The deferred payments may be settled in cash or shares of the Company, provided that not more than 50% of the total consideration may be paid in the Company’s shares. The Company is in the process of completing its accounting for the transaction.

On May 5, 2023, the Company commenced (i) an offer to each holder of outstanding Warrants the opportunity to receive 0.25 shares of Class A Common Stock, in exchange for each of such Warrants tendered by such holder and exchanged pursuant to the offer (the “Offer”), and (ii) a solicitation of consents (the “Consent Solicitation”) from holders of the Warrants to amend the Warrant Agreement, which governs all of the Warrants, to permit, if approved, us to require that each Warrant that is outstanding upon the closing of the Offer be mandatorily exchanged for 0.225 shares of Class A Common Stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (the “Warrant Amendment”). The Offer and Consent Solicitation will expire at one minute after 11:59 p.m., Eastern Standard Time, on June 2, 2023, or such a later time and date to which we may extend. Pursuant to the terms of the Warrant Agreement, amendments, including the proposed Warrant Amendment, require the vote or written consent of holders of at least 65% of the number of the then outstanding Public Warrants and, separately with respect to any amendment to the terms of the Private Warrants (which Private Warrants, as no longer held by Cartesian or its permitted transferees (as defined in the Warrant Agreement), are identical in terms to the Public Warrants) or any provision of the Warrant Agreement with respect to the Private Warrants such as the Warrant Amendment, the vote or written consent of at least 65% of the number of the then outstanding Private Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS OF ALTI GLOBAL, INC.
In this section, unless the context otherwise requires, references to “AlTi,” “we,” “us,” and “our” are intended to mean the business and operations of ALTI and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of AlTi and should be read in conjunction with the consolidated unaudited financial statements and the related notes included in this Quarterly Report.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.
Our Business
We are a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities with which we serve our clients and investors around the globe, and provide value to our shareholders:
•we manage or advise approximately $66.7 billion in combined assets;
•we provide holistic solutions for our wealth management clients through our full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services;
•we structure, arrange, and provide our network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers with a proven track record in the relevant asset class;
•we manage and advise both public and private investment funds;
•we provide merchant banking, corporate advisory, brokerage and placement agency services to entrepreneurs, “late stage” companies (particularly in the media, technology and innovation sectors), asset managers, private equity sponsors, and investment funds (both public and private); and
•we invest in and support financial services professionals that we believe have the experience to establish, operate, and/or grow specialist financial services firms.
Our business is global, with approximately 470 professionals operating in 22 cities in 10 countries across three continents.
The services that we provide form a complex, but we believe complementary, ecosystem for our target markets of clients, investors, and businesses, many of whom share common interests and goals that we are able to connect and serve. We have an acquisitive strategy for inorganic growth through acquisitions and joint ventures and believe the complementary nature of our services positions us well for organic growth across our business lines. We also believe we are well positioned to capitalize on market trends and dynamics that we see facing our industry and the clients, investors, and businesses we serve.
Fee Structure
Management/Advisory Fees
Our fees for our investment advisory services, family office, trust, and related administrative services are structured to align our financial incentives with those of our clients to promote the issuance objective advice in our wealth management section. The majority of our fees are generated from our discretionary asset management and are calculated from the value of the assets we manage for our clients. Fee revenues increase as our clients’ assets grow in value and vice versa.

We charge a single asset-based advisory fee based on the size of the asset base and the scope of work for the assets we are responsible for managing. Fees are charged using either an average daily balance or ending balance, quarterly in arrears. Fees, which vary depending upon the level and complexity of client assets, are calculated based on each client’s rate applied to the fair market value of the billable assets or the fund’s underlying net asset value at quarter-end.
AUA consists of all assets we are responsible for overseeing and reporting on, but we do not necessarily charge fees on all such assets. Billable assets represent the portion of our assets on which we charge fees. Non-billable assets are exempt of fees and consist of assets such as cash and cash equivalents in certain agreed upon situations, personally owned real estate, and other designated assets.

We also earn management fees in our asset management segment through our alternatives platform (compensation for internal fund management and advisory services), public real estate fund management fees, and private real estate recurring fees. The management fees for the alternatives platform are calculated using approximately 0.75% to 1.5% of the net asset value of the funds’ underlying investments. Management fees are normally received in advance each month or quarter.

For the public real estate strategy, we generate fees from managing and advising real estate investment funds. Our fees from managing and advising these vehicles are contained in management and advisory contracts relating to the relevant fund and are calculated on a sliding scale of percentages of the net asset value or the market capitalization of the relevant fund. As sponsor on private market direct and co-investment transactions, we generate income from debt and equity structures relating to specified real estate investments or investments in other alternative asset classes.
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
Incentive Fees
TIG Arbitrage and Alvarium are entitled to receive incentive fees if certain performance returns have been achieved as stipulated in our governing documents. We recognize our incentive fees when it is no longer probable that a significant reversal of revenue will occur. Our incentive fees are not subject to clawback provisions.
Merchant Banking Fees
M&A advisory fees account for a majority of the total fees generated by Alvarium’s merchant banking division. These are primarily success-based fees that are typically 1-2.5% of the financial outcome or target achieved. For capital raises, success fees are typically higher in the 3-5% range-in line with market standards. We also generate small retainer fees that are typically retained in the event of cancellation or deducted against success fees. In addition, we may also generate a project fee for certain M&A mandates related to the duration of such transaction. Due to the transactional nature of our Merchant Banking division’s services, revenue is non-recurring in nature, although we have several large, longstanding clients, where the relationship spans many years with repeated engagements for services on multiple transactions.

Other Transaction Fees

The Company also generates arrangement fees in its co-investment division by arranging private debt or equity financing, generally in connection with a real estate acquisition. Arrangement fees range from 0.5% to 1.75% of the equity value contributed into a transaction and are payable upon close of the deal. The Company also generates brokerage fees which are similar to arrangement fees except that they are generally paid for assisting public companies in raising capital.
Market Trends, Business Environment, and Recent Events

Our business is directly and indirectly affected by conditions in the financial markets and economic conditions in the US, Europe, and Asia, and to a lesser extent elsewhere in the world.

Global equity markets were volatile in the first quarter of 2023 but ended the quarter on a positive note, despite instability in the financial sector following the collapse of several banks, including Silicon Valley Bank (the second largest bank failure in US history). Economic data published since the beginning of the year suggests that the US economy continued to grow in the first quarter. The labor market remained resilient as February non-farm payrolls grew by a stronger-than-expected 311,000. Average hourly earnings rose by just 0.2% month on month, and 4.6% year on year, which shows that wage pressures are gradually decelerating. In addition, US and European composite purchasing managers’ index (PMI) business surveys rebounded reflecting lower energy and oil prices, as well as the reopening of China. China’s surprise abandonment of its zero Covid policy at the end of last year has led to a strong rebound in its economy since the beginning of the year.

The February consumer price index (CPI) report showed that headline inflation in the US fell to 6.0% year on year, an eighth consecutive monthly decline and now well down from its 8.9% peak in June. In Europe, although headline CPI continued to decrease throughout the quarter from 9.2% year on year in December, to 8.5% in February, core inflation increased from 5.2% to 5.6% over the same period.

In the first quarter of 2023 the S&P increased 7.5% and the Barclays Global Aggregate index increased by 3%.

Our business is also sensitive to current and expected short term rates, as well the currency markets. During the first quarter of 2023 US Fed policymakers announced two rate increases of 25bps each, raising the target range for the federal funds rate to 5.00%. In Europe, despite stresses in the banking system, the ECB raised its deposit rate by 50bps, indicating future policy decisions would be data dependent and market tensions were closely monitored. The US dollar was weaker against most G-10 peers, including the GBP and euro, driven by changes in rate hike expectations.

The recent events in the banking sector are expected to lead to a further tightening of bank lending standards, which could further slow growth in developed economies, possibly leading to a moderate recession over the course of the year. If the commercial banks tighten lending standards, the Federal Reserve and other central banks may need to do less to bring about the desired slowdown in activity and reduction in inflation.
Our Company is actively monitoring these events and their effects on the Company's financial condition, liquidity, operations, industry, and workforce.
These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets, and liquidity in 2023 and beyond.

Non-Comparability of Predecessor Period
Our results for the first quarter of 2022 reflect only the results of TWMH and do not include the results of the TIG Entities, Alvarium, or Cartesian Growth Capital. Therefore, prior period amounts are not comparable to current period. Please see “Results of Operations” and “Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Business Combination.
Managing Business Performance and Key Financial Measures
Non-GAAP Financial Measures
We use Adjusted Net Income and Adjusted EBITDA as non-GAAP financial measures. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of net income (loss). Adjusted Net Income represents net income (loss) before taxes plus (a) equity-settled share-based payments, (b) transaction-related costs, including professional fees, (c) impairment of equity method investments, (d) change in fair value of investment or other financial instruments, (e) onetime bonuses recorded in the statement of operations, (f) compensation expense related to the earn-in of certain variable interest entities, and (g) adjusted income tax expense. Adjusted EBITDA represents adjusted net income plus (a) interest expense, net, (b) income tax expense, (c) adjusted income tax expense less income tax expense, and (d) depreciation and amortization expense.
We use Adjusted Net Income and Adjusted EBITDA as a non-US GAAP measure to track our performance and assess our ability to service our borrowings. These non-US GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “Components of Consolidated Results of Income” and are prepared in accordance with US GAAP. For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures.”

	For the Period		Favorable (Unfavorable)
(Dollars in Millions)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$46,470	$19,970	$26,500
Incentive fees	577	—	577
Distributions from investments	10,030	—	10,030
Other income/fees	970	—	970
Total Revenues	58,047	19,970	38,077

Net income	(90,290)	886	(91,176)
Interest expense	3,261	74	3,187
Taxes	4,650	193	4,457
Depreciation & Amortization	4,517	610	3,907
EBITDA Reported	(77,862)	1,763	(79,625)

Stock based compensation (a)	5,838	968	4,870
Stock based compensation - LTIP (b)	24,697	—	24,697
Transaction expenses (c)	17,773	860	16,913
Change in fair value of warrant liability (d)	12,942	—	12,942
Change in fair value of (gains)/losses on investments (e)	(2,826)	(100)	(2,726)
Change in fair value of earn-out liability (f)	29,206	—	29,206
Organization streamlining cost (g)	1,067	—	1,067
Holbein compensatory earn-in (h)	—	377	(377)
TWMH partners' payout rights (i)	—	184	(184)
TIH share purchase - extinguishment of debt (j)	—	619	(619)
Adjusted EBITDA	10,835	4,671	6,164
(a)Add-back of non-cash expense related to 2019, 2020 and 2021 restricted unit awards.
(b)Add-back of non-cash expense related to Long Term Incentive Plan ("LTIP") awards.
(c)Add-back of transaction expenses related to the Business Combination, including professional fees.
(d)Represents the change in fair value of the warrant liability.
(e)Represents the change in unrealized gains/losses related primarily Investments held at fair value (Successor) and changes in fair value to the interest rate swap (Predecessor).
(f)Represents the change in fair value of the earn-out liability.
(g)Represents cost to implement organization change to derive cost synergy.
(h)Add-back of cash portion of the compensatory earn-ins related to the Holbein acquisition as discussed in Note 5, "Equity-Based Compensation." The $0.8 million of compensatory earn-ins is settled in 50% equity and 50% cash. Add back of equity portion of compensatory earn-ins of $0.4 million is included in the equity settled share-based payments combined EBITDA adjustment.
(i)Represents the change in the TWMH Partner’s payout related to the Business Combination.
(j)Represents forgiveness of a promissory note of a certain shareholder of TIH upon the sale of his shares in TIH to TWMH.

Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, LLC AUM: $36.1 billion AUA: $66.7 billion

Wealth Management AUM: $30.4 billion AUA: $45.6 billion	Asset Management AUM: $5.7 billion AUA: $21.1 billion

Wealth Management - AUM

AUM refers to the market value of all assets that we manage, provide discretionary investment advisory services on, and have execution responsibility for. Although we have investment responsibility for AUM, we include both billable (assets charged fees) and non-billable assets (assets exempt of fees) in our AUM calculation (e.g., we have agreements with certain clients under which we do not bill on certain securities or cash and cash equivalents held within their portfolio). AUM includes the value of all assets managed or supervised by operating partner subsidiaries, affiliates, and joint ventures in which the Company holds either a majority or minority stake. Our calculations of AUM and AUA and may differ from the calculation methodologies of other wealth managers and, as a result, this measure may not be comparable to similar measures presented by other wealth managers.
The table below presents the change in our total AUM for our wealth management segment for the periods ended January 3 – March 31, 2023 (Successor) and January 1 – March 31, 2022 (Predecessor), respectively:

	For the Period
(Dollars in Millions)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Beginning Balance:	$27,961	$21,390
New Clients, net	1,121	441
Cash Flow, net	624	(66)
Market Performance, net	702	(983)
Acquisitions of TIH and Holbein	—	840
AUM at March 31, 2023	$30,408	$21,622
Average AUM	$29,185	$21,506

Wealth Management - AUA

AUA includes all assets we manage as defined above, oversee, and report on. We view AUA as a core metric to measure our investment and fundraising performance as it includes non-financial assets (e.g., real estate) that are not included in AUM, investment consulting assets (not included in AUM but revenue generating) and other assets that we do not charge fees upon and do not have responsibility for investment execution responsibility, but the reporting of which is valued by our clients. AUA includes the value of all assets managed or supervised by operating partner subsidiaries, affiliates, and joint ventures in which the Company holds either a majority or minority stake. Our calculations of AUA and AUM may differ from the calculation methodologies of other wealth managers and, as a result, this measure may not be comparable to similar measures presented by other wealth managers.

The table below presents the change in our total AUA for our wealth management segment for the periods ended January 3 – March 31, 2023 (Successor) and January 1 – March 31, 2022 (Predecessor), respectively:

	For the Period
(Dollars in Millions)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)
Beginning Balance:	$42,541	$27,558
Change	3,082	4,610
AUA at March 31, 2023	$45,623	$32,168
Average AUA	$44,082	$29,863

Asset Management - AUM/AUA

The Company’s Asset Management AUM includes assets managed in public (LXi REIT plc, “LXi”) and private (Home Long Income Fund, “HLIF”) real estate investment funds ($2.7 billion) from which we generate fee revenue. The Company’s reported value of these assets are either of net asset value (in the case of HLIF) or the market capitalization (in the case of LXi). The AUM calculation also includes the Alternatives platform strategy. AUM in this strategy refers to assets on which the Company provides continuous and regular billable management services as a function of their TIG Arbitrage strategy ($2.9 billion).

For our co-investment real estate strategy, we include the value of our private market direct and co-investment real estate investments in our AUA ($10.1 billion). The AUA of our alternatives platform additionally includes the value of the assets managed by TIG’s External Strategic Managers in the strategies of Real Estate Bridge Lending, European Long/Short Equity and Asian Credit ($5.3 billion total).

The table below presents the change in our total AUM/AUA by strategy and product for our alternatives platform for the periods ended January 3 – March 31, 2023 (Successor) and January 1 – March 31, 2022 (Predecessor), respectively:

Alternatives Platform

(Dollars in Millions)	AUM/AUA at January 3, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at March 31, 2023 (Successor)	Average AUM/AUA
TIG Arbitrage	$3,027	$14	$—	$349	$(447)	$(7)	$2,936	$2,982
External Strategic Managers:
Real Estate Bridge Lending Strategy	2,153	3	—	—	—	(9)	2,147	2,150
European Equities	1,632	48	—	66	(11)	(6)	1,729	1,681
Asian Credit and Special Situation	1,498	39	—	7	(73)	(10)	1,461	1,480
External Strategic Managers Subtotal	5,283	90	—	73	(84)	(25)	5,337	5,310
Total	$8,310	$104	$—	$422	$(531)	$(32)	$8,273	$8,292

The table below presents the change in our total AUM/AUA for our Real Estate - Public and Private funds for our asset management segment for the periods ended January 3 – March 31, 2023 (Successor):

For the Period
(Dollars in Millions)	As of January 3 – March 31, 2023 (Successor)
Beginning Balance:	$14,130
Change	(1,308)
AUM/AUA at March 31, 2023*	$12,822
Average AUM/AUA	$13,476

* AUA is reported with a one quarter lag for HLIF as management fees are billed on that basis and excludes assets managed by AHRA given NAV considered outdated without third party publication for over one year.

Components of Consolidated Results of Income
Revenues
Management/Advisory Fees
For services provided to each client account, the Company charges investment management, custody, and/or trustee fees based on the fair value of the assets of such account (“management/advisory fees”). The Company invoices clients based on the terms outlined in the signed customer contract (e.g., quarterly in arrears or in advance) based on the fair market value or net asset value. For those assets for which valuations are not available on a daily basis, the most recent valuation provided to the Company is used as the fair value for the purpose of calculating the quarterly fee.
The customer exchanges consideration to obtain services that are the output of the Company’s ordinary activities, which are investment management services provided to each client account. Further, none of the scope exceptions under ASC 606-10-15-2 apply to the management/advisory fees; therefore, they are in the scope of ASC 606.
Incentive Fees
The Company is entitled to receive incentive fees if certain targeted returns have been achieved as stipulated in its customer contracts. The incentive fees are generally calculated using 15% to 20% of the net profit its customers earn. Incentive fees are generally calculated and recognized when it is probable that there will be no significant reversal.
Distributions from Investments

The Company has equity interests in three entities pursuant to which it is entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. The Company receives distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments.
Other Fees and Income
The Company generates fees for advising on capital markets transactions such as mergers and acquisitions and capital raising as part of its merchant banking division. Merchant banking fees are primarily success-based fees that are typically a percentage of the financial outcome or target achieved in the merger, acquisition, or capital raising. Additionally, the Company occasionally receives upfront non-refundable retainer fees to provide future services to clients.

The Company generates arrangement fees in its co-investment division by arranging private debt or equity financing, generally in connection with an acquisition. Arrangement fees range from 0.5% to 1.75% of the equity value contributed into a transaction and are payable upon close of the deal. The Company also generates brokerage fees which are similar to arrangement fees except that they are generally paid for assisting public companies in raising capital.
Expenses
Compensation and Employee Benefits: Compensation generally includes salaries, bonuses, other performance-based compensation such as commissions, long-term deferral programs, benefits, and payroll taxes. Compensation is accrued over the related service period and long-term deferral program awards are paid out based on the various vesting dates.
General, Administrative and Other Expenses: General, administrative and other expenses include costs primarily related to professional services, occupancy, travel, communication and information services, distribution costs, and other general operating items.
Depreciation and Amortization Expenses: Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within depreciation and amortization in the Company’s Condensed Consolidated Statement of Operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term or the life of the asset, while other fixed assets are generally depreciated over a period of three to fifteen years.
Interest Expense: Interest expense consists of the interest expense on our outstanding debt, amortization of deferred financing costs, and amortization of original issue discount.
Income Tax Expense: Income tax expense consists of taxes paid or payable by our consolidated operating subsidiaries. Certain of our subsidiaries are treated as flow-through entities for federal income tax purposes and, accordingly, are not subject to federal and state income taxes, as such taxes are the responsibility of certain direct and indirect owners of the flow-through entities. However, the flow-through entities are subjected to unincorporated business tax (“UBT”) and other state taxes. A portion of our operations is conducted through domestic and foreign corporations that are subject to corporate level taxes and for which we record current and deferred income taxes at the prevailing rates in the various jurisdictions in which these entities operate.

Results of Operations

As a result of the Business Combination, the previous year figures are not comparable to current year amounts as prior year figures only include the results of operations of Tiedemann Wealth Management Holdings, LLC.

Consolidated Condensed Results of Operations – For the Period January 3 – March 31, 2023 (Successor) Compared to the Period January 1 – March 31, 2022 (Predecessor)

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$46,470	$19,970	$26,500
Incentive fees	577	—	577
Distributions from investments	10,030	—	10,030
Other fees / income	970	—	970
Total Revenues	58,047	19,970	38,077

Expenses
Compensation expenses	63,172	13,560	49,612
Non-compensation expenses	80,515	5,331	75,184
Net (loss) income before taxes	(85,640)	1,079	(86,719)
Taxes	(4,650)	(193)	(4,457)
Net (loss) income	$(90,290)	$886	$(91,176)
Revenue

Management/Advisory fees. The increase in management and advisory fees during the first quarter of 2023 compared to the same quarter in 2022 was driven primarily by a $25.9 million increase in revenue from the inclusion of TIG and Alvarium post Business Combination.

Incentive fees. The increase in incentive fees during the first quarter of 2023 compared to the same quarter in 2022 was driven by a $0.6 million accretive impact of the inclusion of Alvarium and TIG’s incentive fees post Business Combination.

Distributions from investments. The increase in distributions from investments during the first quarter of 2023 compared to the same quarter in 2022 was driven by a $10.0 million accretive impact of the inclusion of TIG’s distributions from investments post Business Combination. Such impact included $2.4 million of revenue and profit share generated from management fees from TIG's External Strategic Managers, which are recurring in nature. The impact also includes distributions from shares of incentive fees crystallized from these managers.

Other fees / income. The increase in other fees / income during the first quarter of 2023 compared to the same quarter in 2022 was driven by a $1.0 million accretive impact of the inclusion of Alvarium’s other fees / income post Business Combination.

Expenses

Compensation Expense. The increase in compensation expense during the first quarter of 2023 compared to the same quarter in 2022 was primarily driven by increased employee costs from the Business Combination and increased headcount-related expenses. In addition, first quarter 2023 results include $30.5 million one-time non-cash expenses, primarily associated with legacy TWMH accelerated vesting of prior long-term equity award program $4.4 million due to change of control, and legacy Alvarium long-term incentive plan equity payout for past performance $24.7 million, at consummation of Business Combination.

Non-compensation Expense. The increase in non-compensation expenses during the first quarter of 2023 compared to the same quarter in 2022 was primarily driven $17.9 million one-time fees related to the business combination, primarily in professional services, a $12.2 million loss related to change in fair value of warrant liabilities, and a $29.2 million loss related to change in fair value of earn-out liabilities as a result of share price appreciation.

Taxes

The Company's effective tax rate was (5.4)% for the first quarter of 2023 compared to 17.9% for the first quarter of 2022. The difference in the effective tax rate is primarily driven by the legal entity organizational changes which occurred on account of the Business Combination, the impact of nondeductible mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, nondeductible professional fees incurred in connection with the Business Combination, and the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company's subsidiaries in the UK.

Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP measures to assess and track our performance. Adjusted Net Income and Adjusted EBITDA as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, US GAAP. The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA:

	For the Period
	January 3, 2023 – March 31, 2023 (Successor)			January 1, 2022 – March 31, 2022 (Predecessor)
(Dollars in Thousands)	Asset Management Segment	Wealth Management Segment	Total	Wealth Management Segment (Predecessor)
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(38,540)	$(47,100)	$(85,640)	$1,079
Stock based compensation (a)	198	5,640	5,838	968
Stock based compensation - LTIP (b)	13,148	11,549	24,697	—
Transaction expenses (c)	9,218	8,555	17,773	860
Change in fair value of warrant liability (d)	6,471	6,471	12,942	—
Changes in fair value of (gains)/losses on investments (e)	(3,347)	521	(2,826)	(100)
Change in fair value of earn-out liability (f)	14,603	14,603	29,206	—
Organization streamlining cost (g)	385	682	1,067	—
Holbein compensatory earn-in (h)	—	—	—	377
TWMH Partner's payout right (i)	—	—	—	184
TIH Share Purchase Extinguishment of Debt (j)	—	—	—	619
Adjusted income before taxes	2,136	921	3,057	3,987
Adjusted income tax expense	(407)	(170)	(577)	(407)
Adjusted Net Income	1,729	751	2,480	3,580
Adjusted net income attributed to non-controlling interest in subsidiaries	846	366	1,212	—
Adjusted Net Income attributable to AlTi Global, Inc.	883	385	1,268	3,580
Net income attributed to non-controlling interest in subsidiaries	846	366	1,212	—
Interest expense, net	1,753	1,508	3,261	74
Income tax expense	2,325	2,325	4,650	193
Adjusted income tax expense less income tax expense	(1,918)	(2,155)	(4,073)	214
Depreciation and amortization	2,739	1,778	4,517	610
Adjusted EBITDA	$6,628	$4,207	$10,835	$4,671

Adjusted Net Income attributable to AlTi Global, Inc. Per Share
Basic			$0.02	$514.66
Diluted			$0.02	$514.66
Weighted Average Shares of Class A Common Stock Outstanding
Basic			57,546,811	$6,956
Diluted			57,546,811	$6,956
(a)Add-back of non-cash expense related to legacy TWMH 2019, 2020 and 2021 restricted unit awards.
(b)Add-back of non-cash expense related to legacy Alvarium Long Term Incentive Plan ("LTIP") awards.
(c)Add-back of transaction expenses related to the Business Combination, including professional fees.

(d)Represents the change in fair value of the warrant liability.
(e)Represents the change in unrealized gains/losses related primarily Investments held at fair value (Successor) and changes in fair value to the interest rate swap (Predecessor).
(f)Represents the change in fair value of the earn-out liability.
(g)Represents cost to implement organization change to derive cost synergy.
(h)Add-back of cash portion of the compensatory earn-ins related to the Holbein acquisition as discussed in Note 5, “Equity-Based Compensation." The $0.8 million of compensatory earn-ins is settled in 50% equity and 50% cash. Add back of equity portion of compensatory earn-ins of $0.4 million is included in the equity settled share-based payments combined EBITDA adjustment.
(i)Represents the change in the TWMH Partner’s payout related to the Business Combination.
(j)Represents forgiveness of a promissory note of a certain shareholder of TIH upon the sale of his shares in TIH to TWMH.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes prudent approach to ensure the Company's liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

On January 3, 2023, concurrent with the consummation of the Business Combination, the Company entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. (“BMO”). The facility, which has a term of five years and is comprised of a $150.0 million Revolving Credit Facility and a $100 million Term Loan facility, was to be used to pay down subsidiary debt and fund growth initiatives. As of March 31, 2023, the Company had $98.8 million outstanding on the Term Loan facility and $36.3 million outstanding on the Revolving Credit Facility.

As a result of the Business Combination, the previous year figures are not comparable to current year amounts as prior year figures only include the results of operations of Tiedemann Wealth Management Holdings, LLC.
Cash Flows
For the Period January 3 – March 31, 2023 (Successor) Compared to the Period January 1 – March 31, 2022 (Predecessor)
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi. Negative amounts represent an outflow or use of cash.

	For the Period		Favorable (unfavorable)
(Dollars in Thousands)	January 3 – March 31, 2023 (Successor)	January 1 – March 31, 2022 (Predecessor)	$ Change
Net cash used in operating activities	$(68,153)	$(3,629)	$(64,524)
Net cash used in investing activities	$(114,129)	$(7,462)	(106,667)
Net cash provided by financing activities	$4,924	$7,085	(2,161)
Effect of exchange rate on cash	$1,052	$(46)	1,098
Net decrease in cash and cash equivalents	$(176,306)	$(4,052)	$(172,254)
For the period January 3 – March 31, 2023 (Successor), cash and cash equivalents at the beginning of the period of $194.1 million included the proceeds from the PIPE Investors related to the private placements issuances, remaining cash held in the trust account, and the beginning balance sheet cash from each of Alvarium, TIG, and TWMH.

Operating Activities

Our net cash flows used in operating activities comprise cash collected through management fees, less cash used for operating expenses, including interest paid on our debt obligations. Our largest operating cash outflow of $(33.9) million relates to compensation and benefits expenses. Additionally, we paid approximately $(26.5) million of accrued professional fees in connection with the close of the Business Combination.
Investing Activities

Cash used in investing activities primarily related to the acquisition of TWMH and TIG historical equity during the period January 3 – March 31, 2023 (Successor). Additionally, the Company made an incremental investments of $12.0 million and $3.5 million into Zebedee and Arkkan, respectively.
Financing Activities

Cash flows from financing activities during the period January 3 – March 31, 2023 (Successor) were primarily driven by issuance of the Term Loan and Revolving Credit Facility totaling $145.7 million, which were used to pay down existing debt of $(136.2) million. Additionally, we used approximately $4.22 million to purchase shares issued as compensation and received $4.0 million from the exercise of warrants.
Future Sources and Uses of Liquidity
In the normal course of business, we may engage in off-financial position arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.
Contractual Obligations
Tax Receivable Agreement: As discussed in Note 19 (Commitments and Contingencies) to our interim condensed consolidated financial statements included in this Quarterly Report, we may in the future be required to make payments under the TRA. As of March 31, 2023 (Successor), assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain AlTi Global's assets, we expect to pay approximately $13.3 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for Class A Shares would be accounted for separately from the amounts related to the Business Combination.
Payments under the TRA are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the TRA.
The actual increase in tax basis of the AlTi Global's assets resulting from an exchange or from payments under the TRA, as well as the amortization thereof and the timing and amount of payments under the TRA, will vary based upon a number of factors, including the following:
•The amount and timing of our taxable income will impact the payments to be made under the TRA. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Alvarium Tiedemann Partnerships’ assets, payments required under the TRA would be reduced.

•The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Alvarium Tiedemann Partnerships’ assets resulting from such exchange; payments under the TRA resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.
•The composition of the AlTi Global assets at the time of any exchange will determine the extent to which we may benefit from amortizing the increased tax basis in such assets and thus will impact the amount of future payments under the TRA resulting from any future exchanges.
•The extent to which future exchanges are taxable will impact the extent to which we will receive an increase in tax basis of the AlTi Global's assets as a result of such exchanges, and thus will impact the benefit derived by us and the resulting payments, if any, to be made under the TRA.
•The tax rates in effect at the time any potential tax savings are realized, which would affect the amount of any future payments under the TRA.
Depending upon the outcome of these and other factors, payments that we may be obligated to make under the TRA in respect of exchanges could be substantial.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial Position. As of March 31, 2023 (Successor), the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
Litigation
From time to time, we may be named as a defendant in legal actions in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, we do not have any potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial condition, or cash flows.

Since November 2022, Home REIT and AHRA have been the subject of a series of allegations in the UK media regarding Home REIT’s operations, triggered by a report issued by a short seller. See Note 19 (Commitments and Contingencies) to our interim condensed consolidated financial statements included in this Quarterly Report.

We will continue to assess any potential litigation or regulatory risk associated with such matters.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with US GAAP. In applying many of these accounting principles, we need to make assumptions, estimates, and/or judgments that affect the reported amounts of assets, liabilities, revenues, and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates, and/or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties and changing circumstances, including uncertainty in the current economic environment due to geopolitical tensions, changes in market conditions, or other relevant factors. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies and estimates, see Note 2 (Summary of Significant Accounting Policies), to our interim condensed consolidated financial statements included in this Quarterly Report.

Estimation of Fair Values
TRA Liability: We carry a portion of our TRA liability at fair value, as it is a contingent consideration related to the recent acquisition. The valuation of the TRA liability is sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a correspondingly negative impact on our GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction.
Earn-Out Liability and Private Placement Warrants Liability: The fair values of our Earn-out Securities liability and Warrants liability were determined using various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our GAAP results of operations in the period in which the changes occur. See Note 2 (Summary of Significant Accounting Policies) for additional details.

Equity-based Compensation: The Company issued stock grants to certain employees as bonus compensation. The fair value of the grants was determined based on the share price on the date of issuance.

Income Taxes
Significant judgment is required in determining the provision for income taxes and in evaluating income tax positions, including evaluating uncertainties. We recognize the income tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the positions. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s income tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition or de-recognition.
Deferred tax assets and liabilities are recognized for the expected future tax consequences, using currently enacted tax rates, of differences between the carrying amount of assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Variable Interest Entities
The determination of whether to consolidate a variable interest entity (“VIE”) under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgement when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our consolidated financial statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relevantly insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgement would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.

Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the period January 3 – March 31, 2023 (Successor), or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk

As of March 31, 2023, the Company had $98.8 million outstanding on the Term Loan facility and $36.3 million outstanding on the Revolving Credit Facility:

•The Term Loans bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio.
•The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans.
•The Company will pay a commitment fee based on the average daily unused portion of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

For an increase to the underlying index rates related to the Revolving Credit Facility and Term Loan, we would be subject to such increased variable rate and would expect our interest expense to increase commensurately.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2023 (Successor). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of March 31, 2023.

The material weaknesses that Alvarium and its independent registered public accounting firm identified in Alvarium’s financial statements as of and for the year end ended December 31, 2022 occurred because Alvarium (i) had inadequate processes and controls to ensure an appropriate level of precision related to its financial statement disclosures (specific to management review controls and lack of oversight over group and finance systems, including journals); (ii) did not have sufficient resources with the adequate technical skills to meet the emerging needs of its financial reporting requirements (specific to a lack of in-house expertise on technical accounting as well as a lack of accounting documentation to support key judgements); and (iii) had inadequate processes and resources to ensure appropriate accounting treatment was concluded on in the context of significant unusual transactions.

The material weaknesses that TWMH and its independent registered public accounting firm identified in TWMH’s consolidated financial statements as of and for the year ended December 31, 2022 occurred because TWMH (i) did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures related to equity-based compensation which resulted in errors in the accounting for and disclosure of repurchases of TWMH’s restricted unit awards; (ii) did not design and therefore did not have formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures related to business combinations which resulted in errors in the accounting entries recorded for an acquisition by TWMH; and (iii) did not design and therefore did not have formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures related to ASC 740, Accounting for Income Taxes, which resulted in errors in the accounting entries recorded by TWMH.

Management is in the process of implementing a remediation plan for these material weaknesses, including, among other things, hiring additional accounting personnel and implementing process level and management review controls and documentation policies to ensure financial statement disclosures are complete and accurate and to identify and address emerging risks. We cannot reasonably estimate the cost of such remediation plan at this time. We can give no assurance that such efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in its internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, may subject us to litigation and investigations, and could cause us to fail to meet its reporting obligations, any of which could diminish investor confidence, cause a decline in the price of the Class A Common Stock and limit our ability to access capital markets.

The material weaknesses, if not remediated, could result in misstatements of accounts or disclosures that would result in a material misstatement to the annual consolidated financial statements or the interim condensed consolidated financial statements that would not be prevented or detected.

Our management anticipates that our internal control over financial reporting will not be effective until the above material weaknesses are remediated. If our remediation of these material weaknesses is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the Nasdaq listing requirements, investors may lose confidence in our financial reporting, and the price of our common stock may decline as a result.

We hired additional accounting staff and we will continue to evaluate our accounting and financial staffing needs in light of the material weaknesses described above. While we have made progress to enhance our internal control over financial reporting and will continue to devote effort in control remediation, additional time is required to complete implementation.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period January 3 – March 31, 2023 (Successor), covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of its business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. To our knowledge, there are no material legal or regulatory proceedings currently pending or threatened against us.
Item 1A. Risk Factors

Other than as described below, there have been no material changes to the risk factors included in Part I, Item 1A in our Annual Report.

Please see “Part I—Item 4. Controls and Procedures—Evaluation of Disclosure Controls and Procedures” of this Quarterly Report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Concurrently with the execution of the original Business Combination Agreement on September 19, 2021, Cartesian entered into subscription agreements (each, as amended, supplemented, or otherwise modified from time to time, a “Subscription Agreement”) with certain investors (collectively, the “PIPE Investors”) pursuant to which, on the terms and subject to the conditions therein, the PIPE Investors collectively subscribed for 16,936,715 shares of Class A Common Stock (the “PIPE Shares”) at a purchase price of $9.80 per share, for an aggregate purchase price equal to $164,999,807 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination. Upon the closing of the PIPE Investment, Cartesian simultaneously (i) canceled 2,118,569 of its Class A ordinary shares held by Sponsor (the “Sponsor Redemption Shares”) and (ii) issued to the PIPE Investors an additional amount of shares equal to (i) the Sponsor Redemption Shares, (ii) multiplied by the number of PIPE Shares, (iii) divided by the sum of (a) the number of the Cartesian’s ordinary shares not redeemed by public investors at the closing of the Business Combination and (b) the number of PIPE Shares, on a pro-rata basis based on the number of PIPE Shares held by such PIPE Investors (the “PIPE Bonus Shares”), which PIPE Bonus Shares converted upon the closing of the Business Combination into shares of our Class A Common Stock. The Company issued the foregoing shares of Common Stock in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished herewith:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTI GLOBAL, INC

Date: May 22, 2023	/s/ Micheal Tiedemann
Michael Tiedemann
Chief Executive Office
(Principal Executive Officer)

Date: May 22, 2023	/s/ Christine Zhao
Christine Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)