Form 10-Q
period 2023-06-30
AlTi Global, Inc.
filed 2023-08-14
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-40103
AlTi Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-1552220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, 26th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
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

The registrant had outstanding 62,957,660 shares of Class A Common Stock (as defined herein) and 55,032,961 shares of Class B Common Stock (as defined herein) as of August 11, 2023.

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is attached to our Annual Report on Form 10-K filed April 17, 2023 (the “Annual Report”).

•“Alvarium” means AlTi Asset Management Holdings 2 Limited, formerly known as Alvarium Investments Limited, an English private limited company.
•“Alvarium Contribution” means the contribution by Cartesian of all the issued and outstanding shares of AlTi Global Topco that it holds to Umbrella.
•“Alvarium Contribution Agreement” means the Contribution Agreement, dated as of January 3, 2023, by and among Cartesian and Umbrella.
•“Alvarium Exchange” means the exchange by each shareholder of AlTi Global Topco of his, her or its (a) ordinary shares of AlTi Global Topco and (b) class A shares of AlTi Global Topco for Class A Common Stock.

•“AlTi” means AlTi Global, Inc., together with its consolidated subsidiaries.
•“Alvarium Reorganization” means a reorganization such that Alvarium is the wholly owned indirect subsidiary of AlTi Global Topco, and AlTi Global Topco is owned solely by the shareholders of Alvarium.
•“Alvarium Shareholders” means the shareholders of Alvarium.
•“Alvarium Tiedemann” means the Company, prior to being renamed “AlTi Global, Inc.”
•“AlTi Global Topco” means AlTi Global Topco Limited, formerly known as Alvarium Topco, an Isle of Man entity which was established by Alvarium and owned by the Alvarium Shareholders.
•“Asset Management” means the Segment that includes the Company's alternatives platform, public and private real estate, co-investment, and strategic advisory (formerly known as merchant banking) businesses.

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
•“Common Stock” refers to shares of the Class A Common Stock and the Class B Common Stock, collectively.
•“Company,” “our,” “we” or “us” means, prior to the Business Combination, Cartesian, as the context suggests, and, following the Business Combination, AlTi.
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
•“Domestication” means the continuation of Cartesian by way of domestication into a Delaware corporation, with the ordinary shares of Cartesian becoming shares of common stock of the Delaware corporation under the applicable provisions of the Cayman Islands Companies Act and the DGCL; the term includes all matters and necessary or ancillary changes in order to effect such Domestication, including the adoption of the Charter consistent with the DGCL and changing the name and registered office of Cartesian.
•"Earn-out” means the contingent additional equity consideration issued by the Company to the Sponsor and the Target Companies’ legacy equityholders.
•“Earn-out Period” means the five years immediately after the Closing Date.
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
•“FINRA” means the Financial Industry Regulatory Authority, Inc.
•“FOS” means Family Office Service.
•“HNWI” means high net worth individual, being an individual having investable assets of $1 million or more, excluding primary residence, collectibles, consumables, and consumer durables.
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
•“Nasdaq” means The Nasdaq Capital Market.

•“NAV” means net asset value.

•“PIPE Investors” means the subscribers that agreed to purchase shares of Class A Common Stock at the Closing pursuant to the private placements, including without limitation, as reflected in the subscription agreements between Cartesian and each of the PIPE Investors.
•“SEC” means the United States Securities and Exchange Commission.

•“Segment” means collectively, or individually, how the Company manages its business including products and services.

•“Successor” means AlTi.
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

•“TIH” means Tiedemann International Holdings, AG.
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

•“Wealth Management” means the Segment that consists of the Company’s investment management and advisory services, trusts and administrative services, and family office services.

•“Umbrella” means AlTi Global Capital, LLC (formerly known as Alvarium Tiedemann Capital, LLC), a Delaware limited liability company.
•“Umbrella LLC Agreement” means the Third Amended and Restated Limited Liability Company Agreement of AlTi Global Capital, LLC, effective as of July 31, 2023.
•“US GAAP” means United States generally accepted accounting principles, consistently applied.

Available Information
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.alti-global.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filing as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management and performance information, and such information as may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts.

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, and Human Capital and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

No statements herein, available on our website, or in any of the materials we file with the SEC constitute or should be viewed as constituting an offer to sell, or a solicitation of an offer to buy, securities in any jurisdiction.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	As of June 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)

Assets
Cash and cash equivalents	$24,106	$7,131
Fees receivable, net	29,589	19,540
Other receivable, net	—	5,167
Investments at fair value	164,789	145
Equity method investments	38,733	52
Intangible assets, net of accumulated amortization	499,479	20,578
Goodwill	561,188	25,464
Operating lease right-of-use assets	27,788	10,095
Other assets	49,023	3,817
Assets held for sale	11,050	—
Total assets	$1,405,745	$91,989

Liabilities
Accounts payable and accrued expenses	$38,724	$8,073
Accrued compensation and profit sharing	15,245	15,660
Accrued member distributions payable	11,302	11,422
Earn-out liability, at fair value	54,884	—
TRA liability	15,092	—
Delayed share purchase agreement	1,818	1,818
Earn-in consideration payable	1,675	1,519
Operating lease liabilities	28,925	10,713
Debt, net of unamortized deferred financing cost	169,094	21,187
Deferred tax liability, net	29,895	82
Deferred income	458	—
Other liabilities	12,883	3,662
Liabilities held for sale	2,694	—
Total liabilities	$382,689	$74,136

Commitments and contingencies (Note 19)

Shareholders' Equity
Common stock, Class A, $0.0001 par value, 792,149,819 authorized 62,957,671 outstanding	6	3
Common Stock, Class B, $0.0001 par value, 94,967,039 authorized 55,032,961 outstanding	—	18,607
Additional paid-in capital	516,262	—
Retained earnings (accumulated deficit)	(53,244)	—
Accumulated other comprehensive income (loss)	9,182	(1,077)
Total AlTi Global, Inc. shareholders' equity	472,206	17,533
Non-controlling interest in subsidiaries	550,850	320
Total shareholders' equity	1,023,056	17,853
Total liabilities and shareholders' equity	$1,405,745	$91,989

The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period		For the Period
(Dollars in Thousands)	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Revenue
Management/advisory fees	$47,440	$18,892	$93,910	$38,862
Incentive fees	469	—	1,046	—
Distributions from investments	2,203	—	12,233	—
Other income/fees	1,769	—	2,739	—
Total income	51,881	18,892	109,928	38,862
Operating Expenses
Compensation and employee benefits	32,636	11,861	95,808	25,421
Systems, technology and telephone	4,110	1,418	7,939	2,858
Sales, distribution and marketing	568	219	1,094	437
Occupancy costs	3,352	1,135	6,532	2,103
Professional fees	15,459	1,668	38,343	3,083
Travel and entertainment	1,306	570	3,252	837
Depreciation and amortization	3,655	597	8,172	1,207
Impairment loss on intangible assets	29,393	—	29,393	—
General, administrative and other	2,538	345	3,971	663
Total operating expenses	93,017	17,813	194,504	36,609
Total operating income (loss)	(41,136)	1,079	(84,576)	2,253
Other Income (Expenses)
Gain (loss) on investments	(5,154)	44	(1,704)	25
Gain (loss) on TRA	(1,792)	—	(2,092)	—
Gain (loss) on warrant liability	76	—	(12,866)	—
Gain (loss) on earn-out liability	66,083	—	36,877	—
Interest and dividend income (expense)	(3,371)	(105)	(6,632)	(179)
Other income (expense)	(706)	5	(647)	2
Income (loss) before taxes	14,000	1,023	(71,640)	2,101
Income tax (expense) benefit	15,446	(110)	10,796	(303)
Net income (loss)	29,446	913	(60,844)	1,798
Net income (loss) attributed to non-controlling interests in subsidiaries	(13,996)	(52)	(35,546)	(65)
Net income (loss) attributable to AlTi Global, Inc.	$43,442	$965	$(25,298)	$1,863

Other Comprehensive (Loss) Income
Foreign currency translation adjustments	8,237	(687)	17,908	(962)
Other comprehensive income	(682)	—	(682)	—
Total comprehensive income (loss)	37,001	226	(43,618)	836
Other income (loss) attributed to non-controlling interests in subsidiaries	(10,681)	(52)	(27,501)	(65)
Comprehensive income (loss) attributable to AlTi Global, Inc.	47,682	278	(16,117)	901

Net Income (Loss) Per Share
Basic	$0.73	$137.72	$(0.43)	$265.88
Diluted	$0.26	$137.72	$(0.43)	$265.88
Weighted Average Shares of Class A Common Stock Outstanding
Basic	59,286,346	7,007	58,425,916	7,007
Diluted	114,319,307	7,007	58,454,342	7,007
The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023 (Successor)	57,916,649	$6	55,032,961	$—	$462,275	$(96,686)	$4,941	$590,169	$960,705
Net income (loss)	—	—	—	—	—	43,442	—	(13,996)	29,446
Currency translation adjustment	—	—	—	—	—	—	4,605	3,632	8,237
Cancellation of AHRA call option	—	—	—	—	—	—	—	154	154
Other comprehensive income	—	—	—	—	—	—	(364)	(318)	(682)
Payment for partner’s tax	—	—	—	—	(998)	—	—	—	(998)
Share based compensation	—	—	—	—	2,131	—	—	—	2,131
AHRA deconsolidation	—	—	—	—	28,791	—	—	(28,791)	—
Issuance of shares - exercise of warrants	5,041,022	—	—	—	24,063	—	—	—	24,063
Balance at June 30, 2023 (Successor)	62,957,671	$6	55,032,961	$—	$516,262	$(53,244)	$9,182	$550,850	$1,023,056

(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2023 (Successor)	55,388,023	$6	55,032,961	$—	$435,859	$(27,946)	$—	$606,989	$1,014,908
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000	—	—	—	21,000	—	—	—	21,000
Net income (loss)	—	—	—	—	—	(25,298)	—	(35,546)	(60,844)
Currency translation adjustment	—	—	—	—	—	—	9,546	8,362	17,908
Cancellation of AHRA call option	—	—	—	—	—	—	—	154	154
Other comprehensive income	—	—	—	—	—	—	(364)	(318)	(682)
Payment for partner’s tax	—	—	—	—	(998)	—	—	—	(998)
AHRA deconsolidation	—	—	—	—	28,791	—	—	(28,791)	—
Share based compensation	—	—	—	—	2,131	—	—	—	2,131
Issuance of shares - exercise of warrants	5,469,648	—	—	—	29,479	—	—	—	29,479
Balance at June 30, 2023 (Successor)	62,957,671	$6	55,032,961	$—	$516,262	$(53,244)	$9,182	$550,850	$1,023,056

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The accompanying notes are an integral part of these condensed unaudited financial statements.

(Dollars in Thousands, except share data)	Class A	Class B	Total Members' Capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Total Equity
Balance at March 31, 2022 (Predecessor)	$5	$35,152	$35,157	$(275)	$420	$35,302
Member capital distributions	(1)	(2,149)	(2,150)	—	—	(2,150)
Member tax distributions	—	(1,358)	(1,358)	—	—	(1,358)
Restricted unit compensation	—	591	591	—	—	591
Net income (loss) for the period	—	965	965	—	(52)	913
Other comprehensive income (loss) for the period	—	—	—	(687)	—	(687)
Balance at June 30, 2022 (Predecessor)	$4	$33,201	$33,205	$(962)	$368	$32,611

(Dollars in Thousands, except share data)	Class A	Class B	Total Members' Capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Total Equity
Balance at January 1, 2022	$6	$39,582	$39,588	$—	$433	$40,021
Member capital distributions	(1)	(4,299)	(4,300)	—	—	(4,300)
Member tax distributions	(1)	(5,128)	(5,129)	—	—	(5,129)
Restricted unit compensation	—	1,183	1,183	—	—	1,183
Net income (loss) for the period	—	1,863	1,863	—	(65)	1,798
Other comprehensive income (loss) for the period	—	—	—	(962)	—	(962)
Balance at June 30, 2022 (Predecessor)	$4	$33,201	$33,205	$(962)	$368	$32,611

The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period
(Dollars in Thousands)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Cash Flows from Operating Activities
Net income (loss)	$(60,844)	$1,798
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,172	1,207
Amortization of debt discounts and deferred financing costs	(2,816)	—
Unrealized (gain) loss on investments	170	54
Impairment loss on intangible assets	29,393	—
Gain (loss) on TRA	2,092	—
(Income) loss on equity method investments	1,654	(32)
Restricted unit compensation	—	1,183
Fair value of warrant liability	12,866	—
Fair value of earn-out liability	(36,877)	—
Deferred income tax (benefit) expense	(16,392)	(64)
Equity-settled share-based payments	31,821	—
Unrealized foreign currency (gains)/losses	1,189	—
(Gain) loss from retirement of debt	(73)	—
Forgiveness of debt shareholder loan	117	619
Forgiveness of debt of notes receivable from members	—	146
Fair value of interest rate swap	33	(230)
Cash flows due to changes in operating assets and liabilities
Fees receivable	8,476	1,350
Other assets	(4,366)	(1,285)
Operating cash flow from operating leases	555	642
Accounts payable and accrued expenses	(22,484)	(619)
Accrued compensation and profit sharing	(10,056)	(3,310)
Distributions due to former TIG members	—	—
Other liabilities	(9,090)	183
Other operating activities	(31)	—
Net cash provided by (used in) operating activities	(66,491)	1,642

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Continued from the previous page)	For the Period
(Dollars in Thousands)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Cash Flows from Investing Activities
Cash acquired from consolidation of variable interest entity	—	471
Cash payment for acquisition of TWMH and TIG historical equity	(99,999)	—
Receipt of payments of notes receivable from members	216	345
Loans to members	—	(301)
Cash receipts from the repayment of advances and loans	302	—
Purchases of investments	(15,435)	(159)
Distributions from investments	—	1
Purchase of TIH shares	—	(382)
Purchase of Holbein	—	(8,097)
Payment of Payout Right	(760)	—
Acquisition of AL Wealth Partners, net of cash acquired	(14,430)	—
Sales of investments	1,812	470
Purchases of fixed assets	(254)	(3)
Net cash provided by (used in) investing activities	(128,548)	(7,655)
Cash Flows from Financing Activities
Member contribution (distribution)	(5,305)	(8,429)
Payments on term notes and lines of credit	(141,950)	(1,280)
Borrowings on term notes and lines of credit	188,660	12,300
Increase (decrease) in distributions due to former TIG members	(13,355)	—
Cash payment for purchase of shares to be transferred as part of Alvarium share compensation	(4,215)	—
Cash receipts from exercise of Warrants	5,836	—
Other financing activities	1	—
Net cash provided by (used in) financing activities	29,672	2,591
Effect of exchange rate changes on cash	(1,565)	(110)
Net increase (decrease) in cash	(166,932)	(3,532)
Cash and cash equivalents at beginning of the period	194,037	8,040
Cash and cash equivalents at end of the period	$27,105	$4,508

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$24,106	$4,508
Cash and cash equivalents included in Assets held for sale (Note 3)	2,999	$—
Cash and cash equivalents, including cash in Assets held for sale	$27,105	$4,508

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	842	$399
Interest payments on term notes and lines of credit	4,086	187
The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(1)Description of the Business
AlTi Global, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company”, “AlTi” or “Successor”) is a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities. The Company is a global organization that manages or advises approximately $68.9 billion in combined assets as of June 30, 2023 (Successor). The Company provides holistic solutions for Wealth Management clients through a full spectrum of Wealth Management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. It also structures, arranges, and provides a network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers in the relevant asset class. The Company manages and advises both public and private investment funds and also provides strategic advisory, corporate advisory, brokerage and placement agency services to entrepreneurs, “late stage” companies (particularly in the media, technology and innovation sectors), asset managers, private equity sponsors, and investment funds.

Business Combination
The Registrant was initially incorporated in the Cayman Islands as Cartesian Growth Capital, a special purpose acquisition company (“Cartesian SPAC”). In anticipation of the business combination:

•The holders of the equity of Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company (“TWMH” or “Predecessor”), TIG Trinity GP, LLC, a Delaware limited liability company (“TIG GP”), TIG Trinity Management, LLC, a Delaware limited liability company (“TIG MGMT” and, together with TIG GP, the “TIG Entities”) contributed their TWMH and TIG equity to AlTi Global Capital, LLC, formerly known as Alvarium Tiedemann Capital, LLC, (“Umbrella”) making TWMH and the TIG wholly owned subsidiaries of Umbrella.

•AlTi Asset Management Holdings 2 Limited, formerly known as Alvarium Investments Limited, an English private limited company (“Alvarium”) reorganized such that it became the wholly owned indirect subsidiary of AlTi Global Topco Limited (“AlTi Global Topco”).
•Cartesian SPAC formed Rook MS, LLC, a Delaware limited liability company (“Umbrella Merger Sub”)
Pursuant to the Business Combination on January 3, 2023 (“Business Combination Date”):

•The Registrant was redomiciled as a Delaware corporation and changed its name to Alvarium Tiedemann Holdings, Inc. Effective April 19, 2023, Alvarium Tiedemann Holding, Inc. changed its name to AlTi Global, Inc.
•The Registrant acquired all the outstanding share capital of AlTi Global Topco.

•Umbrella Merger Sub, LLC merged into Umbrella with AlTi Global Capital, LLC, formerly known as Alvarium Tiedemann Capital, LLC as the surviving entity.

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
AlTi Global, Inc. (US) (the "Company" or AlTi")
AlTi Global Holdco, Inc. (US)
Class A Units
Class A Units
Class B Units
AlTi Global Capital, LLC (US) ("Umbrella")
AlTi Global Holdings, LLC (US)
Multiple Subsidiaries
Multiple Subsidiaries

Capital Structure
The Registrant has the following classes of shares and other instruments outstanding:
•Class A Shares – Shares of Class A common stock that are publicly traded. Class A Shareholders are entitled to declared dividends from Class A shares. As of June 30, 2023 (Successor), the Class A Shares represent 53% of the total voting power of all shares.
•Class B Shares – Shares of Class B common stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Board. As of June 30, 2023 (Successor), the Class B Shares represent 47% of the total voting power of all shares.

•Warrants – Prior to the Business Combination, the Company issued warrants to purchase Class A Shares at a price of $11.50 per share. Throughout the period from January 3, 2023 to March 31, 2023 (Successor), 428,626 warrants were exercised. On April 3, 2023, 78,864 warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 warrants were exchanged for Class A Shares. The exercises and exchanges throughout the period from January 3, 2023 to June 30, 2023 (Successor)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
resulted in an increase in Additional Paid-in-Capital amount of $29.5 million. Following the exchanges, none of the warrants were outstanding as of June 30, 2023 (Successor).
The following table presents the number of shares of the Registrant that were outstanding as of June 30, 2023 (Successor):

As of June 30, 2023 (Successor)
Class A shares	62,957,671
Class B shares	55,032,961

Segments

Our business is organized into two operating segments: Wealth Management and Asset Management. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.

Wealth Management

Our Wealth Management services principally consist of investment management and advisory services, trusts and administrative services, and family office services. Our Wealth Management client base includes high net worth individuals, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s billable assets under management (“AUM”) or assets under advisement (“AUA”) (as applicable). As of June 30, 2023 (Successor), this segment had $48.6 billion in AUM/AUA.

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

Trusts and Administration Services

The trusts and administration services that we provide include entity formation and management, creating or modifying trust instruments and/or administrative practices to meet beneficiary needs, full corporate, trustee-executor, and fiduciary services. We also offer provision of directors and company secretarial services, administering entity ownership of intellectual property (“IP”) rights, advice and administration services in connection with investments in marine and aviation assets, and administering entity ownership of fine art and collectibles.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Asset Management

Our Asset Management services include alternatives platform, public and private real estate (including co-investment), and strategic advisory businesses.

Alternatives Platform

Our alternatives platform represents our legacy TIG business which is an alternative asset manager. This platform includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers. Our alternatives platform client base is predominantly comprised of institutional investors. The TIG Arbitrage strategy is our event-driven strategy based in New York through which management fees and incentive fees based on performance are received from the underlying funds and accounts. The strategies of our External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. As of June 30, 2023 (Successor), this platform had $7.9 billion in AUM/AUA.

Real Estate - Public and Private

Our real estate business includes fund management services as well as co-investment solutions. As of June 30, 2023 (Successor), this business had approximately $12.4 billion of AUM/AUA.

Fund Management

Our real estate fund management business manages two funds based in the United Kingdom, LXi REIT plc, a publicly traded real estate investment trust, and Home Long Income Fund, a private fund. Fees from our real estate fund management business are earned from management and advisory services.

Prior to the Business Combination, AlTi RE Limited, formerly known as Alvarium RE Limited (“ARE”), an indirect wholly owned subsidiary of Alvarium, entered into an agreement to sell 100% of the equity of Alvarium Home REIT Advisors Ltd. (“AHRA”), the advisor to the publicly-traded fund Home REIT Plc (“Home REIT”), to a newly formed entity (“NewCo”) owned by the management of AHRA, for aggregate consideration approximately equal to $29 million. The consideration comprised a promissory note maturing December 31, 2023, subject to extension if mutually agreed upon by the parties thereto. Additionally, ARE was granted a call option pursuant to which ARE had the right to repurchase AHRA prior to the repayment of the note for a purchase price equal to the note balance then outstanding thereunder.

Subsidiaries are companies over which a company has the power indirectly and/or directly to control the financial and operating policies so as to obtain benefits. In assessing control for accounting purposes, potential voting rights that are presently exercisable or convertible (including rights which may arise on the exercise of an option) are taken into account. With respect to the AHRA, the above arrangements resulted in AHRA continuing to be consolidated by AlTi after its legal disposal to NewCo. Due to this consolidation, after the Business Combination, an intangible asset was recognized related to the investment advisory agreement between AHRA and Home REIT.

On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Asset Management segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results were included in the Company’s Condensed Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023 (Successor), but its accounts were removed from the Consolidated Statement of Financial Position as of June 30, 2023 (Successor). The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which is recorded as an

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Impairment loss on intangible assets in the Condensed Consolidated Statement of Operations. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 3, 2023.

Co-Investment

Our real estate co-investment business, which was part of the legacy Alvarium business, oversees deal origination, due diligence, documentation, and structuring from inception to exit for a variety of strategies, including forward funding, development, income, value-add and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned related to our real estate co-investment business include private market, incentive fees, management and advisory fees, and placement and brokerage fees. As of June 30, 2023 (Successor), our real estate co-investment platform had deployed more than $7.8 billion of capital (inclusive of capital raised for our public and private real estate funds), of which approximately 14% has been invested by legacy Alvarium shareholders and senior employees.

Strategic Advisory

Our strategic advisory division, which was part of the legacy Alvarium business, is a global corporate advisory practice that services companies principally in the media, consumer, healthcare, and technology and innovation sectors, as well as our Wealth Management clients around their operational businesses or family holding companies. Fees earned related to strategic advisory include advisory fees, retainer fees, and project fees.
(2)Summary of Significant Accounting Policies
(a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries for the period from January 3, 2023 to June 30, 2023 (Successor) and the Condensed Consolidated Statement of Financial Position of TWMH and its subsidiaries as of December 31, 2022 (Predecessor) and the Condensed Consolidated Statement of Operations of TWMH for the period from January 1, 2022 to June 30, 2022 (Predecessor). The condensed consolidated financial statements have been prepared under the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and conforms to prevailing practices within the financial services industry, as applicable to the Company. The notes are an integral part of the Company’s condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements have been included and are of a normal and recurring nature.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.
(b)Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements of the Company. The most critical of these estimates are related to (i) the fair value of the investments held by the products the Company manages, as for many products, this impacts the amount of revenues the Company recognizes each period; (ii) the fair values of the Company’s investments and liabilities with respect to the Tax Receivable Agreement (“TRA”), warrants and Earn-out Securities, as changes in these fair values have a direct impact on the Company’s consolidated net income (loss); (iii) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (iv) the qualitative and quantitative assessments of whether

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
impairments of acquired intangible assets and goodwill exist; and (v) the determination of whether to consolidate a variable interest entity (“VIE”); and (vi) fair value of assets acquired and liabilities assumed in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. Inherent in such estimates are judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the condensed consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Receivable balances from contracts with customers are included in the fees receivable line in the Condensed Consolidated Statement of Financial Position. There were no write-offs of such fees receivable as of June 30, 2023 (Successor), and December 31, 2022 (Predecessor).
Our FOS business is also included in this line item. FOS fees are generally structured to reflect an annual agreed upon fee or they can be structured on a project/time-based fee. FOS fees are typically billed quarterly in arrears. We also generate FOS project/time-based fees arising from accounting, administration fees, set up, FATCA, and other non-investment advisory services.
Incentive Fees
The Company is entitled to incentive fees if targeted returns have been achieved in accordance with customer contracts. Incentive fees are calculated using a percentage of net profit from the amount the customers earn. Incentive fees are variable consideration that is generally calculated as applicable to the contract with the customer. We recognize our incentive fees when it is no longer probable that a significant reversal of revenue will occur. Our incentive fees are not subject to clawback provisions.
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
Other Fees and Income

The Company generates fees for advising on capital market transactions such as mergers and acquisitions and capital raising as part of its strategic advisory division. Strategic advisory fees are primarily success-based fees that are typically a percentage of the financial outcome or target achieved in the merger, acquisition, or capital raising. Revenue is recognized at a point in time upon closing of the transaction or upon the final deliverable. Additionally, the Company may receive upfront non-refundable retainer fees to provide future services to clients, which are recognized over the course of the service period.

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
(g)Foreign Currency and Transactions
The Company has multiple functional currencies across various consolidated entities. All functional currencies that are not the U.S. dollar are converted upon consolidation at the reporting date. Monetary assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at the closing rates of exchange on the date of the Condensed Consolidated Statement of Financial Position. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. The profit or loss arising from foreign currency transactions is remeasured using the rate in effect on the date of the relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within “Foreign currency translation adjustments.”
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
Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees is based on the facts and circumstances surrounding each individual investment. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within current period earnings. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the Condensed Consolidated Statement of Financial Position. Due to the nature and size of its investees, the Company has adopted a lag in reporting for certain equity method investees for which the Company cannot reliably obtain financial information on a regular basis. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital. For certain investments, the Company may apply the alternative fair value option to the investment at initial measurement. The fair value measurement of investments in which the option is elected will be measured in accordance with ASC 825.
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
(k)Leases

The Company accounts for its leases in accordance with ASC 842, Leases and recognizes a lease         liability and right-of-use asset in the Condensed Consolidated Statement of Financial Position for contracts that it determines are leases or contain a lease. The Company evaluates leases at their inception

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: (i) the lease has a purchase option that is reasonably certain of being exercised, (ii) the present value of the future cash flows is substantially all of the fair market value of the underlying asset, (iii) the lease term is for a significant portion of the remaining economic life of the underlying asset, (iv) the title to the underlying asset transfers at the end of the lease term, or (v) if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. At the inception of a finance lease, an asset and finance lease obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future lease payments, net of interest. The Company’s lease portfolio primarily consists of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
(q)Warrant Liability

The Company evaluated the Warrants in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Other Income/(Expenses) in the Condensed Consolidated Statement of Operations in the period of change. Prior to the Business Combination the Sponsor held private warrants that were contributed to the Company and legally cancelled. The contribution and cancellation of these warrants resulted in derecognition of the private warrants and accounted for in additional paid in capital as of January 3, 2023. The Company subsequently issued new warrants with terms identical to those of the public warrants to the Target Companies’ selling shareholders classified as derivative liabilities. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining warrants were exchanged. In total, the warrants were exchanged for approximately 4,962,221 shares of the Company's Class A Shares. (See Note 1). Following the exchange, none of the warrants remain outstanding as of June 30, 2023 (Successor).
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(s)Delayed share purchase agreement

Prior to the Business Combination, TWMH entered into an agreement to purchase a remaining non-controlling interest in its consolidated subsidiary representing 51.1% of shares in Tiedemann International Holdings, AG (“TIH”). This arrangement was agreed upon for a fixed consideration of $1,818,440 and is accounted for as a liability until it is settled.
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

Wealth Management

Our Wealth Management services principally consist of investment management and advisory services, trusts and administrative services, and family office services. Our Wealth Management client base includes HNWIs, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s AUM or AUA (as applicable). As of June 30, 2023 (Successor), this segment had $48.6 billion in AUM/AUA.

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

Asset Management

Our Asset Management services include alternatives platform, public and private real estate, co-investment, and strategic advisory businesses.

Alternatives Platform

Our alternatives platform represents our legacy TIG business which is an alternative asset manager. This platform includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers. Our alternatives platform client base is predominantly comprised of institutional investors. The TIG Arbitrage strategy is our event-driven strategy based in New York through which management fees and incentive fees based on performance are received from the underlying funds and accounts. The strategies of our External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. As of June 30, 2023 (Successor), this platform had $7.9 billion in AUM/AUA.

Real Estate - Public and Private

Our real estate business includes fund management services as well as co-investment solutions. As of June 30, 2023 (Successor), this business had approximately $12.4 billion of AUM/AUA.

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

Co-Investment

Our real estate co-investment business, which was part of the legacy Alvarium business, oversees deal origination, due diligence, documentation, and structuring from inception to exit for a variety of strategies including forward funding, development, income, value-add and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned related to our real estate co-investment business include private market, incentive fees, management and advisory fees, and placement and brokerage fees. As of June 30, 2023 (Successor), our real estate co-investment platform has deployed more than $7.8 billion of capital (inclusive of capital raised for our public and private real estate funds), of which approximately 14% has been invested by legacy Alvarium shareholders and senior employees.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Strategic Advisory

Our strategic advisory division, which was part of the legacy Alvarium business, is a global corporate advisory practice that services companies principally in the media, consumer, healthcare, and technology and innovation sectors, as well as our Wealth Management clients around their operational businesses or family holding companies. Fees earned related to our strategic advisory business include advisory fees, retainer fees, and project fees.

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
The Company holds interests in various affiliated limited partnerships and limited liability companies, whose purpose is to achieve capital appreciation through investments in financial instruments and investment vehicles. The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting and may earn income related to its equity in income of equity method investees. The equity method investments are in various fund complexes, including funds focused on infrastructure and utilities, high income yields, and multi-strategy, among

(x)Held for Sale Accounting

In circumstances when the Company is evaluating its components, we may establish plans that require us to evaluate whether a component qualifies for held-for-sale accounting under ASC 360, Property, Plant, and Equipment. If a sale is deemed probable within a twelve-month period, the component is classified to either the assets held for sale or liabilities held for sale line items on the Consolidated Statement of Financial Position. The disposal group will be measured at the lower of its carrying amount or fair value less cost to sell. Any long-lived assets shall not be depreciated or amortized while classified as held for sale.

(y)Recent Accounting Pronouncements
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

(3)Business Combinations and Divestitures
On January 3, 2023, the Company entered into the Business Combination described in Note 1 (Description of the Business). The primary purpose of the Business Combination was to combine established high-growth companies that can benefit from access to capital and public markets and continue value-creation by management.
The Business Combination is a forward merger and is accounted for using the acquisition method of accounting. The Company is the accounting acquirer and Umbrella, including the Target Companies, is the accounting acquiree. The Company has been determined to be the accounting acquirer because Umbrella meets the definition of a VIE, and the Company is the primary beneficiary of Umbrella. ASC 805 requires the primary beneficiary of a VIE to be identified as the accounting acquirer. The Company is the primary beneficiary because it controls all activities of Umbrella, and the non-managing members of Umbrella do not have substantive kick-out or participating rights.
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
Each Class B Unit of Umbrella is paired with a share of Class B Common Stock (collectively, the “Paired Interests”). Pursuant to the Umbrella LLC Agreement, a Paired Interest is exchangeable on certain dates designated by the Company for a share of Class A Common Stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As the holder exchanges the Paired Interests pursuant to the Umbrella LLC Agreement, the shares of Class B Common Stock included in the Paired Interests will automatically be canceled and the Class B Common Units included in the Paired Interests shall be automatically transferred to the Issuer and converted into and become an equal number of Class A Common Units in Umbrella. Alternatively, if approved by the disinterested members of the board of directors of the Company, such Class B Common Stock can be settled in cash funded from the proceeds of a private sale or a public offering of Class A Common Stock.

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

As part of the Business Combination, the Company incurred $17.8 million of acquisition-related costs during the three months ended March 31, 2023 (Successor) which are included predominantly in the “Professional fees” line in the Condensed Consolidated Statements of Operations. The Predecessor incurred $1.0 million of acquisition-related costs during the three months ended March 31, 2022 (Predecessor). In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. Of the total debt issuance costs, $1.8 million is related to the Term Loan and drawn amount of the Revolver and is recorded as an offset to the “Debt, net of unamortized deferred financing cost” line item of the Condensed Consolidated Statement of Financial Position. $2.8 million of the debt issuance costs related to the undrawn amount of the Revolver were recorded in the “Other assets” line item of the Condensed Consolidated Statements of Financial Position.
The Business Combination was accounted for using the acquisition method of accounting, and the fair value of the total purchase consideration transferred was $1,071.1 million. Included in total purchase consideration is contingent consideration of $85.1 million, which is payable to the selling shareholders upon achievement of certain volume-weighted average price targets for the shares of Class A Common Stock or upon a change of control of the Company occurring between the Closing Date and the fifth anniversary of the Closing Date. The contingent consideration was measured at fair value at the acquisition date and recorded as a liability in the “Earn-out liability” line of the Condensed Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) for additional information.

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
The consideration transferred is subject to customary closing adjustments in the post-combination period. While the valuation of consideration transferred is substantially completed, fair value estimates related to the consideration transferred are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, the Tax Receivable Agreement and Earn-out consideration as management continues to review the estimated fair values and evaluate the assumed tax position. When the valuation is final, any changes to the preliminary valuation of consideration transferred could result in adjustments to identified intangibles and goodwill. The fair values of consideration transferred is expected to be finalized during the remeasurement period, which ends on December 31, 2023. During the period from April 1, 2023 to June 30, 2023 (Successor), the Company recognized measurement period adjustments as discussed below.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Business Combination (in thousands):

(Dollars in Thousands)	Business Combination Date Fair Value
Cash and cash equivalents	$24,047
Management/advisory fees receivable	41,691
Investments at fair value	148,674
Equity method investments	42,186
Property, plant and equipment	3,996
Intangible assets	520,161
Goodwill	545,492
Operating lease right-of-use assets	28,487
Other assets	47,147
Total Assets Acquired	$1,401,881
Accounts payable and accrued expenses	75,846
Accrued compensation and profit sharing	25,051
Accrued member distributions payable	12,803
Delayed share purchase agreement	1,818
Earn-in consideration payable	1,519
Operating lease liabilities	29,047
Debt	124,533
Deferred tax liability, net	43,906
Other liabilities	15,482
Total Liabilities Assumed	$330,005
Total Assets Acquired and Liabilities Assumed	1,071,876
Non-controlling interest in subsidiaries	(760)
$1,071,116

For the period from January 3, 2023 to June 30, 2023 (Successor), cash and cash equivalents at the beginning of the period of $194.0 million included the proceeds from the PIPE Investors related to the private placement issuances, remaining cash held in the trust account, and the beginning balance sheet cash from each of Alvarium, TIG, and TWMH.

While the valuation of acquired assets and liabilities is substantially complete, fair value estimates are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, equity method investments, intangible assets, and the Tax Receivable Agreement liability, as management continues to review the estimated fair values and evaluate the assumed tax position. The fair values of assets acquired and liabilities assumed is expected to be finalized during the measurement period, which ends no later than December 31, 2023.

During the six months ended June 30, 2023 (Successor), the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $20.7 million. The increase was primarily due to a $21.6 million decrease in the fair value of acquired intangible assets, a $5.5 million decrease in the fair value of acquired equity method investments, offset by a $6.4 million decrease to deferred tax liabilities that arose from the measurement period adjustments.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The fair values of assets acquired and liabilities assumed are expected to be finalized during the measurement period, which ends no later than December 31, 2023.

As a result of the measurement period adjustments, the Company was required to adjust amortization expense associated with the intangible assets recognized during the first quarter. For the second quarter, Depreciation and amortization in the Condensed Consolidated Statement of Operations includes $3.6 million of amortization related to the intangible assets, offset by a decrease of $0.6 million related to the first quarter adjustment of amortization expense.

For the measurement period adjustments relating to equity method investments, there was no income statement impact due to equity method investments being reported on a lag basis.

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

Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. Goodwill is allocated between the two reporting segments: Wealth Management and Asset Management. The goodwill allocation between Wealth Management and Asset Management is $294.1 million and $251.4 million, respectively.
Below is a summary of the intangible assets acquired in the Business Combination (in thousands):

(Dollars in Thousands)	Acquisition Date Fair Value	Estimated Life (Years)
Trade Names	$14,695	11.5
Customer Relationships	163,392	27.1
Investment Management Agreements (definite life)	94,575	18.4
Investment Management Agreements (indefinite life)	245,900	Indefinite
Developed Technology	1,000	5
Backlog	599	0.5
Total Intangible Assets	$520,161
The intangible assets acquired and subject to amortization have a weighted average useful life of 23.1 years.

AL Wealth Partners Pte. Ltd.

On April 6, 2023, (the “Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of AL Wealth Partners Pte. Ltd. (“AL Wealth Partners”) pursuant to the terms of the share purchase agreement (the “Purchase Agreement”) between the Company and AL Wealth Partners (the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
“Acquisition”). The primary purpose of the Acquisition is to acquire AL Wealth Partners’ extensive business within Southeast Asia to further expand the Company’s global operations.

The Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from AL Wealth Partners, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the acquisition date as required under ASC 805.

The Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.5 million, with the total amount paid in cash. The Company will make second and third payments to the sellers of AL Wealth Partners on the third and fifth anniversary of the Acquisition Date, respectively. Management has determined that these payments are compensatory in nature and will be treated as future compensation expense. There is no contingent consideration as part of the Acquisition.

The Company incurred $0.3 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Acquisition:

(Dollars in Thousands)	Acquisition Date Fair Value
Cash and cash equivalents	$1,092
Management/advisory fees receivable	1,952
Property, plant and equipment	654
Intangible assets	12,300
Operating lease right-of-use assets	1,048
Other assets	484
Total Assets Acquired	17,530
Accounts payable and accrued expenses	358
Operating lease liabilities	1,048
Other liabilities	1,581
Total Liabilities Assumed	$2,987
Total Assets Acquired and Liabilities Assumed	$14,543
Goodwill Implied	987

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Acquisition Date. During the period from January 3, 2023 to June 30, 2023 (Successor), there were no measurement period adjustments made to the assets acquired or liabilities assumed. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

Goodwill is comprised of expected synergies for the combined operations, including employees and customer relationships acquired in the Business Combination. The total amount of goodwill arising in the transaction was

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
allocated to the Company’s Wealth Management segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment annually to determine changes in goodwill at the Wealth Management reporting unit.

Below is a summary of the intangible assets acquired in the Acquisition:

(Dollars in Thousands)	Acquisition Date Fair Value	Estimated Life (Years)
Customer Relationships	$12,300	10
Total Intangible Assets	$12,300

The fair value for customer relationships was determined using the multi-period excess earnings method. The intangible assets are subject to amortization over a useful life of 10 years.

The results of operations for the acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. The acquisition did not have a material impact on the Company’s Condensed Consolidated Financial Statements, and, therefore, historical and pro forma disclosures have not been presented.

Alvarium Home REIT Advisors Ltd (“AHRA”)

On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Asset Management segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results were included in the Company’s Condensed Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023 (Successor), but its accounts were removed from the Consolidated Statement of Financial Position as of June 30, 2023 (Successor). The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which is recorded as an Impairment loss on intangible assets in the Condensed Consolidated Statement of Operations. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 3, 2023.

Assets Held for Sale

FOS is a part of the Company’s Wealth Management segment. The Company met the criteria required to classify this expected disposal as an asset held for sale. The disposal of FOS is expected to occur within the next twelve months. This expected disposal represents a strategic shift that will not have a major impact on the Company’s operations, and as such, is not classified as a discontinued operation. The assets and liabilities of FOS are presented separately as held for sale in the Condensed Consolidated Statement of Financial Position as of June 30, 2023 (Successor).

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The carrying amounts of the major classes of assets and liabilities of FOS presented as held for sale at June 30, 2023 (Successor) is as follows:

As of
(in thousands)	June 30, 2023 (Successor)
Assets
Cash and cash equivalents	$2,999
Fees receivable, net	5,011
Intangible assets, net of accumulated amortization	2,117
Operating lease right-of-use assets	422
Deferred tax asset, net	203
Other assets	298
Total assets held for sale	$11,050
Liabilities
Accounts payable and accrued expenses	$(328)
Operating lease liabilities	(418)
Deferred income	(1,519)
Other liabilities	(429)
Total liabilities held for sale	$(2,694)

(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Period		For the Period
(Dollars in Thousands)	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Management/Advisory fees	$47,440	$18,892	$93,910	$38,862
Incentive fees	469		1,046	—
Distributions from investments	2,203		12,233	—
Other fees/income	1,769		2,739	—
Total Income	$51,881	$18,892	$109,928	$38,862

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands)	As of June 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Management/Advisory fees receivable
Beginning balance	$30,544	$20,019
Ending balance	28,513	19,540

Incentive fees receivable
Beginning balance	$3,540	$—
Ending balance	274	—

Other fees/income receivable
Beginning balance	$4,106	$—
Ending balance	802	—

Deferred management/advisory fees
Beginning balance	$(945)	$—
Ending balance	(98)	—

Deferred other fees/income
Beginning balance	$(422)	$—
Ending balance	(360)	—
(5)Equity-Based Compensation and Earn-in Expenses

In connection with the Business Combination, certain of TWMH’s restricted units vested and the Company granted fully vested shares to Alvarium’s employees, resulting in compensation expense of $4.2 million and $24.6 million, respectively, during the period from January 3, 2023 to June 30, 2023 (Successor). The $24.6 million consisted of $21.0 million related to the acceleration of 2.1 million earn-out shares at closing and $3.6 million for 360,485 shares related to another transaction completed in contemplation of and for the benefit of the acquirer under Topic 805. None of these stock awards were outstanding after the Business Combination.
Upon completion of the Business Combination, the Company issued 60,800 shares of Class A Common Stock to employees of the Company. These awards vested in full immediately and had a fair value of $10.00 per share, resulting in compensation expense of $0.6 million during the period from January 3, 2023 to June 30, 2023 (Successor).
During the period from January 3, 2023 to June 30, 2023 (Successor), the Company granted 4,603,871 shares of Class A Common Stock with a fair value of $8.39 per share to employees as restricted units, vesting over a three year period, resulting in compensation expense of $1.5 million, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations.

In connection with TMWH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% the Company’s equity on the second and third anniversaries of the closing date of January 7, 2022. The Company recognized an expense for the earn-ins of $1.1 and $0.7 million for the period from April 1, 2023 to June 30, 2023 (Successor) and the period from April 1, 2022 to June 30, 2022 (Predecessor), respectively, and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
$2.1 million and $1.5 million for the period from January 3, 2023 to June 30, 2023 (Successor) and the period from January 1, 2022 to June 30, 2022 (Predecessor), respectively, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. This contingent consideration is recorded as a liability of $1.7 million as of June 30, 2023 (Successor) and $1.5 million as of December 31, 2022 (Predecessor) in the “Earn-in consideration payable” line of the Condensed Consolidated Statement of Financial Condition. The contingent consideration is expected to be paid in a combination of cash and the Company’s equity on the second and third anniversary of the closing date.

(6)Income Taxes

The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company’s GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the balance sheet date. The estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained or as tax laws and regulations change. Accordingly, the effective tax rate for future interim periods may vary materially.

The Company is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Umbrella Partnership. Further, the Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of Warrants and Class B Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Umbrella partnership and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Umbrella Partnership and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns. The Umbrella Partnership for U.S. federal income tax purposes and taxable entities for certain state and local taxes, such as New York City and Connecticut UBT.

The Company had an effective tax rate of (110.3)% and 15.1% for the periods from April 1, 2023 to June 30, 2023 (Successor) and from January 3, 2023 to June 30, 2023 (Successor), respectively, and 10.8% and 14.4% for the three and six months ended June 30, 2022 (Predecessor), respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2023 (Successor), the Company has recorded valuation allowances against a portion of its deferred tax assets generated by its subsidiaries in the United Kingdom. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

As of June 30, 2023 (Successor) and June 30, 2022 (Predecessor), the Company has evaluated its tax filing positions and has not recorded a reserve for unrecognized tax benefits.

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
Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The inputs are summarized in the three broad levels listed below:
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following is a summary categorization, as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor), of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments:
Investments at fair value as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor) are presented below:

	As of June 30, 2023 (Successor)
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$52	$—	$—	$52
Exchange-traded funds	118	—	—	118
Investments – External Strategic Managers	—	—	163,376	163,376
Investments – Affiliated Funds(1)	—	—	—	1,243
Total	$170	$—	$163,376	$164,789

Liabilities:
Earn-out liability	$—	$—	$54,884	$54,884
TRA liability	—	—	15,092	15,092
Earn-in consideration payable	—	—	1,675	1,675
Total	$—	$—	$71,651	$71,651
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
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the Condensed Consolidated Statement of Operations. There were no transfers in

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
or out of Level 3. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor):

	Level 3 Liabilities as of June 30, 2023 (Successor)
(Dollars in Thousands)	TRA Liability	Earn-out Liability	Earn-in consideration payable	Total
Beginning balance	$13,000	$91,761	$1,519	$106,280
Settlements	—	—	—	—
Net losses	2,092	(36,877)	156	(34,629)
Ending balance	$15,092	$54,884	$1,675	$71,651

	Level 3 Liabilities as of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Earn-in consideration payable	Payout right	Total
Transfers into Level 3	$—	$—	$—
Transfers out of Level 3	—	—	—
Purchases	—	—	—
Issuances	1,519	3,662	5,181
Ending balance	$1,519	$3,662	$5,181

		Level 3 Assets as of June 30, 2023 (Successor)
Assets:	Beginning balance	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Total
Investments – External Strategic Managers	$146,130	$1,879	$15,367	$	$163,376
Total Assets	$146,130	$1,879	$15,367	$	$163,376

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of June 30, 2023 (Successor)

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$163,376	Discounted Cash Flow	Discount rate	16.5% -50%	Lower
			Long-term growth rate	3.0%	Higher
Level 3 Liabilities:
TRA liability	$15,092	Monte Carlo	Volatility	42.5%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	5.5% - 7.1%	Lower
			Equity risk premium	7.8% - 13.1%	Lower
Earn-out liability	$54,884	Monte Carlo	Volatility	45.0%	Higher
			Risk-free rate	4.2%	Higher
Earn-in consideration payable	$1,675	Discounted Cash Flow	Revenue discount rate	7.6%	Lower

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
(8)Equity Method Investments
As of June 30, 2023 (Successor) and December 31, 2022 (Predecessor), the Company had $38.7 million and an immaterial amount of equity method investments, respectively, recorded within equity method investments on the condensed consolidated statements of financial position. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the period from January 3, 2023 to June 30, 2023 (Successor), the Company recognized $0.3 million of impairment on its equity method investments. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. We therefore assess for indicators of impairment every quarter, and as a result of a number of factors, namely market conditions, we recognized an impairment to these assets of $1.8 million in Gain (loss) on investments in the Consolidated Statement of Operations.

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
The Cost and Fair Value of Investments at fair value as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor) are presented below:

	As of June 30, 2023 (Successor)		As of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$73	$52	$73	$44
Exchange-traded funds	121	118	115	101
TIG Arbitrage Associates Master Fund	214	215	—	—
TIG Arbitrage Enhanced Master Fund	237	234	—	—
TIG Arbitrage Enhanced	682	681	—	—
Arkkan Opportunities Feeder Fund	111	114	—	—
Arkkan Capital Management Limited	20,062	24,369	—	—
Zebedee Asset Management	68,913	70,684	—	—
Romspen Investment Corporation	72,522	68,322	—	—
Total	$162,935	$164,789	$188	$145
The Company’s Investments at fair value include unrealized gains (losses) and realized gains (losses) in the Condensed Consolidated Statement of Financial Position.
The breakdown of unrealized gains (losses) and realized gains (losses) for the relevant periods are as follows:

	For the Period		For the Period
(Dollars in Thousands)	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Gains (Losses) on Investments at FV:
Realized gains (losses)	$—	$(52)	$—	$(24)
Unrealized gains (losses)	(1,915)	(23)	1,864	(97)
Total gains (losses) on Investments at fair value	$(1,915)	$(75)	$1,864	$(121)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(10)Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of June 30, 2023 (Successor)
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Impairment	Held for Sale	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	27.1	$175,951	$—	$(2,117)	$(3,322)	$170,512
Investment management agreements (1)	15.0	100,148	(29,393)	—	(2,666)	68,089
Trade names	11.5	14,936	—	—	(858)	14,078
Acquired internally developed software	2.5	1,000	—	—	(100)	900
Other intangible asset	0.5	617	—	—	(617)	—
Total amortized intangible assets		292,652	(29,393)	(2,117)	(7,563)	253,579
Non-amortized intangible assets (2)
Investment management agreements		245,900	—	—	—	245,900
Total intangible assets		$538,552	$(29,393)	$(2,117)	$(7,563)	$499,479

(1) During the period from January 3, 2023 to June 30, 2023 (Successor), the Company deconsolidated AHRA (see Note 3) and as a result, recorded an impairment charge of $29.4 million to the carrying value of AHRA’s investment advisory agreement with Home REIT, which is recorded in the line item Impairment loss on intangible assets in the Condensed Consolidated Statement of Operations.

(2) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

During the period from April 1, 2023 to June 30, 2023 (Successor), the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a decrease to Intangible assets, net of $21.6 million (See Note 3).

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Amortization expense of approximately $3.3 million and $0.5 million for the periods from April 1, 2023 to June 30, 2023 (Successor) and from April 1, 2022 to June 30, 2022 (Predecessor), respectively, and $7.6 million and $1.0 million for the periods from January 3, 2023 to June 30, 2023 (Successor) and from January 1, 2022 to June 30, 2022 (Predecessor), respectively, were recognized.
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of June 30, 2023 (Successor)
2023	$6,271
2024	12,542
2025	12,542
2026	12,542
2027 and beyond	209,682
Total	$253,579
(11)Other assets, net
The following table provides a reconciliation of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of June 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Fixed assets, net:
Leasehold improvements	$4,614	$2,571
Office equipment and furniture	3,635	2,895
Foreign currency translation difference	(327)	—
Accumulated depreciation and amortization	(3,482)	(4,491)
Fixed assets, net	4,440	975
Accrued income	13,293	—
Prepaid expenses	11,277	1,898
Sundry receivables	8,367	—
Other receivables	9,164	579
Interest rate swap	—	241
Other assets	2,482	124
Other assets, net (1)	$49,023	$3,817

(1) As of June 30, 2023 (Successor), this amount includes $9.2 million in receivables due from related parties. Refer to Note 16 (Related Party Transactions) for further details.
(12)Leases
The Company adopted ASC 842 as of January 1, 2022, on a modified retrospective basis with no cumulative adjustment to equity as of the adoption date. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2022 under ASC 842 for the predecessor and successor periods. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of ASC 842 that include lease and non-

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
lease components are accounted for as a single lease component. Since January 1, 2022, the Company’s operating leases, excluding those with terms less than 12 months, have been discounted and recorded as assets and liabilities on the Company’s Condensed Consolidated Statement of Financial Position. The Company primarily has non-cancellable operating leases for office spaces across various countries. We categorize leases as either operating or finance leases at the commencement date of the respective lease.
The components of lease costs are as follows:

	For the Period		For the Period
(Dollars in Thousands)	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	January 3 , 2023– June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Operating lease expense	$2,135	$750	$4,061	$1,500
Variable lease expense	1,166	335	1,603	693
Short-term lease expense	207	37	412	68
Total lease expense	$3,508	$1,122	$6,076	$2,261
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Period
(Dollars in Thousands)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Operating cash flow information:
Operating cash flow from operating leases	$3,464	$750
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	2,055	—
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

As of June 30, 2023 (Successor)
Weighted-average remaining lease term	5.3
Weighted-average discount rate	6.34%

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Future minimum lease payments for the Company’s operating leases as of June 30, 2023 (Successor), are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2023	$3,409
2024	7,816
2025	5,654
2026	4,372
2027	3,682
2028 and beyond	6,911
Total lease payments	31,844
Less: Imputed interest	2,919
Present value of lease liabilities	$28,925
(13)Goodwill, net
The following table provides a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	Asset Management As of June 30, 2023 (Successor)	Wealth Management As of June 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Beginning Balance
Gross goodwill	$251,373	$294,119	$22,185
Net goodwill:	$251,373	$294,119	$22,185

Goodwill acquired during the period	$—	$1,023	$3,279
Currency translation and other adjustments	12,056	2,617	—
	$12,056	$3,640	$3,279
Ending Balance
Gross goodwill	$263,429	$297,759	$25,464
Net goodwill	$263,429	$297,759	$25,464

During the period from April 1, 2023 to June 30, 2023 (Successor), the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $20.7 million (See Note 3). For the periods from January 3, 2023 to June 30, 2023 (Successor) and from January 1, 2022 to June 30, 2022 (Predecessor), no triggering events were identified, and no impairment charge was recognized on goodwill from acquisitions.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(14)Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of June 30, 2023 (Successor):

	As of June 30, 2023 (Successor)
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)
Credit Agreement
Term Loans	$97,500	$95,844	$97,500
Revolving Credit Facility	73,250	73,250	73,250
Promissory Notes	$—	$—	$—
Total Debt	$170,750	$169,094	$170,750
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loans and Revolving Credit Facility approximates carrying value as of June 30, 2023 (Successor) due to the recent issuance of the debt instruments. The fair value is categorized as Level 3 under ASC 820.
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
The Term Loans and Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan is subject to quarterly amortization payments and will mature on January 3, 2028. The Revolving Credit Facility will terminate on January 3, 2028. As of June 30, 2023 (Successor), total outstanding debt, net of unamortized deferred financing costs amounted to $169.1 million.

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
Future maturities of the Term Loans as of June 30, 2023 (Successor), are as follows:

(Dollars in Thousands)	Aggregate Maturities
Rest of 2023	$2,500
2024	$5,000
2025	$7,500
2026	$10,000
2027	$10,000
Thereafter	$62,500
Total	$97,500
Debt is prepayable without penalty prior to maturity. Borrowings under the Revolving Credit Facility are due and payable on the termination date or an earlier date at the Company’s discretion.
(15)Retirement Plans
The Company sponsors a defined–contribution 401(k) plan for the benefit of its employees. The plan allows employees to contribute a percentage of their salary subject to certain limitations, set forth by the Internal Revenue Service, on a pretax basis. At its discretion, the Company can make profit sharing plan contributions to the participants accounts. The Company’s contributions for the periods from April 1, 2023 to June 30, 2023 (Successor) and from April 1, 2022 to June 30, 2022 (Predecessor), were $0.9 million and $0.2 million, respectively, and for the periods from January 3, 2023 to June 30, 2023 (Successor) and from January 1, 2022 to June 30, 2022 (Predecessor), were $1.7 million and $0.4 million, respectively, of which was payable as of

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
June 30, 2023 (Successor) and is included in accounts payable and accrued expenses on the condensed consolidated financial statements.

(Dollars in Thousands)
	For the Period		For the Period
	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Plan Contributions	$858	$172	$1,672	$368
(16)Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of June 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Due from Certain TMWH Members, TIG GP Members and TIG MGMT Members	Other assets	$2,677	$1,161
Due from Equity Method Investees	Other assets	$6,494	$—

Related Party Payables
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(15,092)	$—
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium shareholders in connection with the Earn-out	Earn-out liability, at fair value	$(54,884)	$—
Due to Equity Method Investees	Other liabilities	$(900)	$—

Due from TWMH Members

Certain TWMH Members were offered promissory notes to pay their estimated federal, state and local withholding taxes owed by such members, which constitute loans to members. Promissory notes totaling $1.5 million were issued by the Company in 2020, 2021 and 2022, and bear interest at an annual rate of three and one quarter percent (3.25%). Of these, certain promissory notes totaling $1.1 million included a forgiveness of debt provision. If at each of the first five one-year anniversaries of February 15, 2023, if the members’ employment relationship has not been terminated for any reason, an amount equal to twenty percent (20%) of the principal and accrued interest, shall be forgiven. Upon termination of employment, any outstanding amount of loan not forgiven becomes due within 30 days. The additional notes totaling $0.4 million were due on or before the closing date of the transaction and have been paid back in full to the Company as of June 30, 2023 (Successor).

For the periods from April 1, 2023 to June 30, 2023 (Successor) and from April 1, 2022 to June 30, 2022 (Predecessor), the Company recognized $65 thousand and $63 thousand, respectively, and for the periods from January 3, 2023 to June 30, 2023 (Successor) and from January 1, 2022 to June 30, 2022 (Predecessor), the Company recognized $131 thousand and $146 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B units which have been pledged as collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial Condition. As of June 30, 2023 (Successor) and December 31, 2022 (Predecessor), the balance of loans to members were $0.8 million and $1.2 million, respectively.

Due from TIG GP Members and TIG MGMT Members

The Company recognized a receivable for amounts due from certain TIG GP Members and TIG MGMT Members. The receivable does not have specific payment terms or a stated rate of interest. This receivable is presented in Other assets on the Condensed Consolidated Statement of Financial Condition and as of June 30, 2023 (Successor), the balance of the receivable was $1.8 million.

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

For the period from January 3, 2023 to June 30, 2023 (Successor), the Company recognized $1.0 million in Management/advisory fees, $0.8 million in Compensation and employee benefits, $(0.7) million in Other income/fees and $(21.0) thousand in Interest and dividend income (expense) from equity method investees on the Condensed Consolidated Statement of Operations.

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

The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The fair value of the TRA Liability was $15.1 million as of June 30, 2023 (Successor). The Company recognized a loss of $(1.8) million and $(2.1) million for the period from April 1, 2023 June 30, 2023 (Successor) and the period from January 3, 2023 to June 30, 2023 (Successor), respectively, which is recorded in Gain (loss) on TRA in the Condensed Consolidated Statement of Operations.

For the period from January 3, 2023 to June 30, 2023 (Successor), the Company made tax payments on behalf of and cash distributions to Class B Units holders related to the TRA of $1.0 million.

Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
event of a change in control. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of June 30, 2023 (Successor), the fair value of the Earn-out Liability was $54.9 million. The change in fair value of $36.9 million is recorded in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period
(Dollars in Thousands)	April 1, 2023 – June 30, 2023 (Successor)			April 1, 2022 – June 30, 2022 (Predecessor)
Net Income by Segment	Asset Management Segment	Wealth Management Segment	Total	Tiedemann Wealth Management Holdings, LLC
Revenue:
Management/advisory fees	$13,548	$33,892	$47,440	$18,892
Incentive fees	469	—	469	—
Distributions from investments	2,203	—	2,203	—
Other income/fees	1,697	72	1,769	—
Total income	$17,917	$33,964	$51,881	$18,892
Operating Expenses:
Compensation and employee benefits	12,306	20,330	32,636	11,861
Systems, technology, and telephone	1,388	2,722	4,110	1,418
Sales, distribution, and marketing	213	355	568	219
Occupancy costs	975	2,377	3,352	1,135
Professional fees	7,353	8,106	15,459	1,668
Travel and entertainment	510	796	1,306	570
Depreciation and amortization	1,518	2,137	3,655	597
Impairment loss on intangible assets	29,393	—	29,393	—
General, administrative, and other	2,010	528	2,538	345
Total operating expenses	$55,666	$37,351	$93,017	$17,813
Operating income (loss)	(37,749)	(3,387)	(41,136)	1,079
Other income (expenses):
Gain (loss) on investments	(5,585)	431	(5,154)	44
Gain (loss) on TRA	(896)	(896)	(1,792)	—
Gain (loss) on warrant liability	38	38	76	—
Gain (loss) on earn-out liability	33,042	33,041	66,083	—
Interest and dividend income (expense)	(1,634)	(1,737)	(3,371)	(105)
Other income	(367)	(339)	(706)	5
Income (loss) before taxes	(13,151)	27,151	14,000	1,023
Income tax (expenses) benefit	7,723	7,723	15,446	(110)
Net income (loss)	$(5,428)	$34,874	$29,446	$913

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the 6 Month Period Ended
(Dollars in Thousands)	January 3, 2023 – June 30, 2023 (Successor)			January 1, 2022 – June 30, 2022 (Predecessor)
Net Income by Segment	Asset Management Segment	Wealth Management Segment	Total	Tiedemann Wealth Management Holdings, LLC
Revenue:
Management/advisory fees	$28,524	$65,386	$93,910	$38,862
Incentive fees	1,046	—	1,046	—
Distributions from investments	12,233	—	12,233	—
Other income/fees	2,629	110	2,739	—
Total income	$44,432	$65,496	$109,928	$38,862
Operating Expenses:
Compensation and employee benefits	39,568	56,240	95,808	25,421
Systems, technology, and telephone	2,582	5,357	7,939	2,858
Sales, distribution, and marketing	463	631	1,094	437
Occupancy costs	2,180	4,352	6,532	2,103
Professional fees	19,610	18,733	38,343	3,083
Travel and entertainment	1,500	1,752	3,252	837
Depreciation and amortization	4,257	3,915	8,172	1,207
Impairment loss on intangible assets	29,393	—	29,393	—
General, administrative, and other	2,465	1,506	3,971	663
Total operating expenses	$102,018	$92,486	$194,504	$36,609
Operating income (loss)	(57,586)	(26,990)	(84,576)	2,253
Other income (expenses):
Gain (loss) on investments	(1,312)	(392)	(1,704)	25
Gain (loss) on TRA	(1,046)	(1,046)	(2,092)	—
Gain (loss) on warrant liability	(6,433)	(6,433)	(12,866)	—
Gain (loss) on earn-out liability	18,439	18,438	36,877	—
Interest and dividend income (expense)	(3,387)	(3,245)	(6,632)	(179)
Other income	(366)	(281)	(647)	2
Income (loss) before taxes	(51,691)	(19,949)	(71,640)	2,101
Income tax (expenses) benefit	5,398	5,398	10,796	(303)
Net income (loss)	$(46,293)	$(14,551)	$(60,844)	$1,798

(Dollars in Thousands)	As of
Assets by segment	June 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Asset management	$834,448	$—
Wealth management	$571,297	$91,989
Total assets	$1,405,745	$91,989

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

	For the Period
(Dollars in Thousands, except share data)	April 1, 2023 – June 30, 2023 (Successor)	January 3, 2023 – June 30, 2023 (Successor)
Net income (loss) attributable to controlling interest - basic	$43,442	$(25,298)
Net income (loss) available to the Company - diluted	29,446	$(25,298)
Weighted-average shares of Class A Common Stock outstanding - basic	59,286,346	58,425,916
Weighted-average shares of Class A Common Stock outstanding - diluted	$114,319,307	$58,454,342
Earnings (loss) per Class A Common Stock - basic	$0.73	$(0.43)
Earnings (loss) per Class A Common Stock - diluted	$0.26	$(0.43)
The following potentially dilutive instruments were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	For the Period
(Dollars in Thousands, except share data)	April 1, 2023 – June 30, 2023 (Successor)	January 3, 2023 – June 30, 2023 (Successor)
Class B Common Stock and Class B Units	—	27,516,481
Warrants	—	9,985,626
Earn-outs	10,396,318	10,396,318
Stock Awards	4,607,089	2,303,545
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

As of June 30, 2023 (Successor), the liability associated with the TRA was approximately $15.1 million and consisted entirely of a liability recorded under ASC 805 associated with the Business Combination, and as such, is presented at fair value through the discount of future anticipated payments. Payments under the TRA that are

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings.

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
As of June 30, 2023 (Successor), assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain AlTi’s assets, we expect to pay approximately $15.1 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for Class A Shares would be accounted for separately from the amount related to the Business Combination.

Earn-out

Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of June 30, 2023 (Successor), the fair value of the earn-out shares was $54.9 million. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Litigation
From time to time, the Company may be involved in legal actions in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materiality affects its results of operations, financial condition or cash flows.

Home REIT is a real estate investment trust company listed on the London Stock Exchange. Alvarium Fund Managers (UK) Limited (“AFM UK”) is its alternative investment fund manager (or “AIFM”) and AHRA was its investment adviser until June 30, 2023. AFM UK is a wholly owned subsidiary of the Company. AHRA was

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
owned by AlTi RE Limited, formerly known as Alvarium RE Limited (“ARE”) (another wholly owned subsidiary of the Company) up until December 30, 2022, when AHRA was sold. As such, AHRA was not acquired by the Company pursuant to the Business Combination, and formed AlTi. Accordingly, AHRA has never been a member of AlTi’s corporate group.

Notwithstanding the disposal of AHRA, ARE retained an option to reacquire AHRA and, consequently, AHRA has been included in the Company’s Condensed Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023 (Successor) in accordance with applicable accounting requirements.

On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Asset Management segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results were included in the Company’s Condensed Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023 (Successor), but its accounts were removed from the Consolidated Statement of Financial Position as of June 30, 2023 (Successor). The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which is recorded as an Impairment loss on intangible assets in the Condensed Consolidated Statement of Operations. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 3, 2023.

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

Notwithstanding the Harcus Parker publication, as at the date of authorizing this quarterly report, no letter before action has been received by AFM UK (as such is required under the Practice Direction on Pre-Action Protocols and Conduct contained in the United Kingdom’s Ministry of Justice Civil Procedure Rules, as amended, prior to a claimant commencing litigation), no litigation has been commenced against Home REIT or AFM UK, and we do not currently have visibility on the likelihood or otherwise of litigation actually being commenced. Further, given the above, it is not possible at this point in time for us to reliably assess the quantum of any claims that may potentially be brought, though such quantum may potentially be material to the Company. If any litigation or other action is commenced against AFM UK, our current assessment is that any such claims or actions should be defended and would be unlikely to succeed. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation. We will continue to assess any potential litigation or regulatory risk associated with the above-mentioned matters.

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
(20)Equity
Class A Common Stock

As of June 30, 2023 (Successor), there were 62,957,671 shares of Class A Common Stock outstanding. Of those shares, 3,276,391 are subject to performance targets under the terms of the Earn-out. The holders of the Class A Common Stock represent the controlling interest of the Company.

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
(21)Subsequent Events
Management evaluated events and transactions through and including August 14, 2023, the date these financial statements were available to be issued. Based on management’s evaluation there are no events subsequent to June 30, 2023 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition discussed in Note 5 (Equity-Based Compensation and Earn-in Expenses). The amendment crystallizes the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024 and April 1, 2025, respectively. The agreed upon first and second date payments are $8.3 million and $10.2 million, respectively. The earn-in consideration and compensatory earn-in remain to be issued as approximately 50% of the Company’s Class A Common Stock and 50% cash. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins.

On July 18, 2023, the Company entered into non-legally binding heads of terms for the sale of the business and assets of one of the Company’s subsidiaries, Alvarium Investment Managers (UK) LLP. Subject to certain customer and supplier consents, this transaction is expected to close in the second half of 2023 for a total consideration of $0.5 million payable over two years.

On August 2, 2023, the Company closed its acquisition of the remaining 70% of the issued share capital of Alvarium Investment Managers (Suisse) SA (“AIMS”). The Company previously owned 30% of the shares in AIMS and equity method accounted for it as an associate. AIMS is an investment manager based in Lugano, Switzerland with approximately $1.3 billion of assets under management as of June 30, 2023. An estimated purchase price of $14.4 million was calculated prior to the closing date and based on a multiple of recurring EBITDA for the period from July 1, 2022 to June 30, 2023. 90% of the purchase price will be payable in cash in three installments, i.e., $5.2 million on closing date, a true up payment of $0.7 million (plus or minus any adjustments to the estimated purchase price) paid within 10 business days of agreeing the final purchase price and a deferred payment of $7.1 million paid on or prior to September 30, 2024. The remaining 10% of the purchase price will be payable in the Company’s shares as soon as reasonably practicable, no later than October 31, 2023. The Company will proceed and complete its accounting for the transaction in the third quarter of 2023.

Management has made restructuring decisions that reflect the Company’s strategic priorities of growing management fee revenue streams that are recurring and increasing profitability. In connection with these restructuring activities, management expects to record certain obligations, including severance, which may be material to the financial statements. These restructuring decisions may also impact the carrying value of intangible assets, including goodwill, which may be material to the condensed consolidated financial statements.

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
•we manage or advise approximately $68.9 billion in combined assets;
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
•we provide strategic advisory, corporate advisory, brokerage and placement agency services to entrepreneurs, “late stage” companies (particularly in the media, technology and innovation sectors), asset managers, private equity sponsors, and investment funds (both public and private); and
•we invest in and support financial services professionals that we believe have the experience to establish, operate, and/or grow specialist financial services firms.
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
Fee Structure
Management/Advisory Fees
Our fees for our investment advisory services, family office, trust, and related administrative services are structured to align our financial incentives with those of our clients to promote the issuance objective advice in our Wealth Management segment. The majority of our fees are generated from our discretionary asset management and are calculated from the value of the assets we manage for our clients. Fee revenues increase as our clients’ assets grow in value, and vice versa.

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
Incentive Fees
Our Asset Management event-driven strategy and certain accounts within our international Wealth Management business are entitled to receive incentive fees if certain performance returns have been achieved as stipulated in our governing documents. We recognize our incentive fees when it is no longer probable that a significant reversal of revenue will occur. Our incentive fees are not subject to clawback provisions.
Strategic Advisory Fees
M&A advisory fees account for a majority of the total fees generated by AlTi’s strategic advisory division. These are primarily success-based fees that are typically 1—2.5% of the financial outcome or target achieved. For capital raises, success fees are typically higher in the 3—5% range-in line with market standards. We also generate small retainer fees that are typically retained in the event of cancellation or deducted against success fees. In addition, we may also generate a project fee for certain M&A mandates related to the duration of such transaction. Due to the transactional nature of our strategic advisory division’s services, revenue is non-recurring in nature, although we have several large, longstanding clients, where the relationship spans many years with repeated engagements for services on multiple transactions.

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
Market Trends and Business Environment

Our business is directly and indirectly affected by conditions in the financial markets and economic conditions in the U.S., Europe, and Asia, and to a lesser extent elsewhere in the world. Our business is also sensitive to current and expected short-term rates, as well as the currency markets.

Global equity markets gained in the second quarter of 2023. The S&P increased 8.7% and the MSCI All Country World Index by 3.3% in the quarter. Improved sentiment was supported by market growth, pace of inflation increases slowing, and excitement over artificial intelligence particularly. Foreign markets lagged behind the S&P 500, which resulted from the lack of exposure to this sector, combined with some late-quarter concerns about the EU economy and the pace of Bank of England rate hikes. The lack of significant economic stimulus in China weighed on emerging markets late in the quarter.

The Dow Jones, S&P 500, and Nasdaq 100 rose 3.4%, 8.3%, and 15.2%, respectively, from March 31, 2023 to June 30, 2023 as price pressures continued to decline with U.S. Consumer Price Index (“CPI”) increasing to 4.0% in May. U.S. GDP grew at a 2.4% annualized rate in the second quarter, driven by services consumption and business spending. In the labor markets, non-farm payrolls increased by 339,000 in May. The unemployment rate rose slightly to 3.7%, up from 3.5% as of the end of the first quarter.

In Europe, the annual Eurozone Harmonised Index of Consumer Prices (“HICP”) fell to 5.5% in June from 6.1% in May, while Core HICP inflation ticked up to 5.4% in June from 5.3% in May. GDP contracted -0.1% in the first quarter of 2023, the second consecutive quarterly decline. In the U.K., the CPI remained unchanged at 8.7% in May while core inflation increased to 7.1%.

The fixed income markets posted slightly negative returns in the second quarter as the strong economy, particularly in the U.S., and hopes of a near-term end to rate hikes, led investors to embrace riskier assets. The Barclays Global Aggregate Index decreased by 1.5%, and the Barclays U.S. Aggregate Bond Index declined by 0.38% in the second quarter of 2023.

The Federal Reserve raised rates by 25 bps at the May Federal Open Market Committee. However, it did not hike rates in June. Markets now anticipate the Federal Reserve to maintain a policy rate in the 5.25% to 5.5% range through the rest of the year. The median dot plot forecast for the end of 2023 was revised higher to 5.6%, with no policymaker anticipating rate cuts. The updated projections, statement and subsequent comment by Federal Reserve officials were interpreted as hawkish by market participants.

In Europe, the European Central Bank raised rates in the second quarter, by 25 bps each time, as expected, anticipating further increases ahead. The U.S. Dollar/Euro declined 0.34% in the quarter. In the U.K., the Bank of England raised its key interest rates twice, in May and June. The reacceleration decision resulted from stronger than expected U.K. job market numbers, wage growth and core inflation. The U.S. Dollar/Great Britain Pound gained 1.84% in the quarter.

Our Company is actively monitoring these events and their effects on the Company's financial condition, liquidity, operations, industry, and workforce.

Recent Events

Management has made restructuring decisions that reflect the Company’s strategic priorities of growing reccurring management fee revenue streams and increasing profitability. In connection with these restructuring activities, management expects to record certain obligations, including severance, which may be material to the financial statements. These restructuring decisions may also impact the carrying value of intangible assets, including goodwill, which may be material to the condensed consolidated financial statements.
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

The following tables present the non-US GAAP financial measures for the periods indicated:

	For the Period		Favorable (Unfavorable)
(Dollars in Millions)	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$47,440	$18,892	$28,548
Incentive fees	469	—	469
Distributions from investments	2,203	—	2,203
Other income/fees	1,769	—	1,769
Total Revenues	51,881	18,892	32,989

Net income	29,446	912	28,534
Interest expense	3,371	105	3,266
Taxes	(15,446)	110	(15,556)
Depreciation & Amortization	3,655	597	3,058
EBITDA Reported	21,026	1,724	19,302

Stock based compensation (a)	2,924	957	1,967
Stock based compensation - LTIP (b)	—	—	—
Transaction expenses (c)	11,880	1,100	10,780
Change in fair value of warrant liability (d)	(76)	—	(76)
Change in fair value of (gains)/losses on investments (e)	3,055	(32)	3,087
Change in fair value of earn-out liability (f)	(66,083)	—	(66,083)
Organization streamlining cost (g)	3,199	—	3,199
Impairment (non-cash) (h)	31,535	—	31,535
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	2,671	—	2,671
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	942	—	942
Holbein compensatory earn-in (k)	—	365	(365)
TWMH partners' payout rights (l)	—	(1)	1
TIH share purchase - extinguishment of debt (m)	—	—	—
Adjusted EBITDA	$11,073	$4,113	$6,960

	For the Period		Favorable (Unfavorable)
(Dollars in Millions)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$93,910	$38,862	$55,048
Incentive fees	1,046	—	1,046
Distributions from investments	12,233	—	12,233
Other income/fees	2,739	—	2,739
Total Revenues	109,928	38,862	71,066

Net income	(60,844)	1,798	(62,642)
Interest expense	6,632	179	6,453
Taxes	(10,796)	303	(11,099)
Depreciation & Amortization	8,172	1,207	6,965
EBITDA Reported	(56,836)	3,487	(60,323)

Stock based compensation (a)	8,762	1,925	6,837
Stock based compensation - LTIP (b)	24,697	—	24,697
Transaction expenses (c)	29,653	1,960	27,693
Change in fair value of warrant liability (d)	12,866	—	12,866
Change in fair value of (gains)/losses on investments (e)	229	(132)	361
Change in fair value of earn-out liability (f)	(36,877)	—	(36,877)
Organization streamlining cost (g)	4,266	—	4,266
Impairment (non-cash) (h)	31,535	—	31,535
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	2,671	—	2,671
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	942	—	942
Holbein compensatory earn-in (k)	—	742	(742)
TWMH partners’ payout rights (l)	—	183	(183)
TIH share purchase - extinguishment of debt (m)	—	619	(619)
Adjusted EBITDA	$21,908	$8,784	$13,124
(a)Add-back of non-cash expense related to 2019, 2020 and 2021 restricted unit awards.
(b)Add-back of non-cash expense related to Long Term Incentive Plan (“LTIP”) awards.
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
(h)Represents impairment of intangible asset associated with the deconsolidation of AHRA $29.4 million and impairment of carried interest/equity method investments $2.1 million.
(i)Represents the amortization of the step-up in equity method investments.
(j)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's Equity Method Investments.
(k)Add-back of cash portion of the compensatory earn-ins related to the Holbein acquisition as discussed in Note 5, “Equity-Based Compensation.” The $0.8 million of compensatory earn-ins is settled in 50%

equity and 50% cash. Add back of equity portion of compensatory earn-ins of $0.4 million is included in the equity settled share-based payments combined EBITDA adjustment.
(l)Represents the change in the TWMH Partner’s payout related to the Business Combination.
(m)Represents forgiveness of a promissory note of a certain shareholder of TIH upon the sale of his shares in TIH to TWMH.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, LLC AUM: $37.6 billion AUA: $68.9 billion

Wealth Management AUM: $32.8 billion AUA: $48.6 billion	Asset Management AUM: $4.8 billion AUA: $20.3 billion

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
The table below presents the change in our total AUM for our Wealth Management segment for the periods indicated:

(Dollars in Millions)	For the Period		For the Period
AUM	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Beginning Balance:	$30,408	$21,623	$27,961	$21,390
New Clients, net	430	513	1,551	954
Cash Flow, net	(209)	(195)	415	(260)
Market Performance, net	1,146	(3,036)	1,848	(4,019)
Acquisitions	999	—	999	840
Ending Balance:	$32,774	$18,905	$32,774	$18,905
Average AUM	$31,591	$20,264	$30,368	$20,148

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
The table below presents the change in our total AUA for our Wealth Management segment for the periods indicated:

(Dollars in Millions)	For the Period		For the Period
AUA	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)
Beginning Balance:	$45,623	$32,168	$42,541	$27,558
Change	2,972	(3,398)	6,054	1,212
Ending Balance:	$48,595	$28,770	$48,595	$28,770
Average AUA	$47,109	$30,469	$45,568	$28,164

Asset Management - AUM/AUA

The Company’s Asset Management AUM includes assets managed in public (LXi REIT plc, “LXi”) and private (Home Long Income Fund, “HLIF”) real estate investment funds ($2.2 billion) from which we generate fee revenue. The Company’s reported value of these assets are either of net asset value (in the case of HLIF) or the market capitalization (in the case of LXi). The AUM calculation also includes the Alternatives platform strategy. AUM in this strategy refers to assets on which the Company provides continuous and regular billable management services as a function of their TIG Arbitrage strategy ($2.6 billion).

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

The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the periods indicated:

Alternatives Platform

(Dollars in Millions)	AUM/AUA at April 1, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2023 (Successor)	Average AUM/AUA
TIG Arbitrage	$2,936	$(11)	$—	$141	$(460)	$(7)	$2,599	$2,768
External Strategic Managers:
Real Estate Bridge Lending Strategy	2,147	45	—	—	—	(9)	2,183	2,165
European Equities	1,729	(26)	—	101	(22)	(6)	1,776	1,753
Asian Credit and Special Situation	1,461	(40)	—	75	(111)	(2)	1,383	1,422
External Strategic Managers Subtotal	5,337	(21)	—	176	(133)	(17)	5,342	5,340
Total	$8,273	$(32)	$—	$317	$(593)	$(24)	$7,941	$8,107

(Dollars in Millions)	AUM/AUA at January 3, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2023 (Successor)	Average AUM/AUA
TIG Arbitrage	$3,027	$3	$—	$490	$(907)	$(14)	$2,599	$2,813
External Strategic Managers:
Real Estate Bridge Lending Strategy	2,153	48	—	—	—	(18)	2,183	2,168
European Equities	1,632	22	—	167	(33)	(12)	1,776	1,704
Asian Credit and Special Situation	1,498	(1)	—	82	(184)	(12)	1,383	1,441
External Strategic Managers Subtotal	5,283	69	—	249	(217)	(42)	5,342	5,313
Total	$8,310	$72	$—	$739	$(1,124)	$(56)	$7,941	$8,126

The table below presents the change in our total AUM/AUA for our Real Estate - Public and Private funds for our Asset Management segment for the periods indicated:

	For the Period
(Dollars in Millions)	As of April 1, – June 30, 2023 (Successor)	As of January 3 – June 30, 2023 (Successor)
Beginning Balance:	$12,822	$14,130
Change	(467)	(1,775)
AUM/AUA at June 30, 2023 (Successor)*	$12,355	$12,355
Average AUM/AUA	$12,589	$13,243
* AUA is reported with a one quarter lag for HLIF as management fees are billed on that basis.
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
Other Fees and Income
The Company generates fees for advising on capital markets transactions such as mergers and acquisitions and capital raising as part of its strategic advisory division. Merchant banking fees are primarily success-based fees that are typically a percentage of the financial outcome or target achieved in the merger, acquisition, or capital raising. Additionally, the Company occasionally receives upfront non-refundable retainer fees to provide future services to clients.

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
Consolidated Condensed Results of Operations – For the Period from April 1, 2023 to June 30, 2023 (Successor) Compared to the Period from April 1, 2022 to June 30, 2022 (Predecessor)

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	April 1, 2023 – June 30, 2023 (Successor)	April 1, 2022 – June 30, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$47,440	$18,892	$28,548
Incentive fees	469	—	469
Distributions from investments	2,203	—	2,203
Other fees / income	1,769	—	1,769
Total Revenues	51,881	18,892	32,989

Expenses
Compensation expenses	32,636	11,861	20,775
Non-compensation expenses and Other income (expenses)	5,245	6,008	(763)
Net (loss) income before taxes	14,000	1,023	12,977
Taxes	15,446	(110)	15,556
Net (loss) income	$29,446	$913	$28,533
Revenue

Management/Advisory fees. The increase in management and advisory fees during the period from April 1, 2023 to June 30, 2023 (Successor) compared to the period to April 1, 2022 to June 30, 2022 (Predecessor) was driven primarily by a $28.5 million increase in revenue from the inclusion of TIG and Alvarium post Business Combination.

Incentive fees. The increase in incentive fees during the period from April 1, 2023 to June 30, 2023 (Successor) compared to the period from April 1, 2022 to June 30, 2022 (Predecessor) was driven by a $0.5 million accretive impact of the inclusion of Alvarium and TIG’s incentive fees post Business Combination.

Distributions from investments. The increase in distributions from investments during the period from April 1, 2023 to June 30, 2023 (Successor) compared to the period from April 1, 2022 to June 30, 2022 (Predecessor) was driven by a $2.2 million accretive impact of the inclusion of TIG’s distributions from investments. Such impact included $2.1 million of revenue and profit share generated from management fees from TIG's External Strategic Managers, which are recurring in nature. The impact also includes distributions from shares of incentive fees crystallized from these managers.

Other fees / income. The increase in other fees / income during the period from April 1, 2023 to June 30, 2023 (Successor) compared to the period from April 1, 2022 to June 30, 2022 (Predecessor) was driven by a $1.8 million accretive impact of the inclusion of Alvarium’s other fees / income post Business Combination.

Expenses

Compensation Expense. The increase in compensation expense during the period from April 1, 2023 – June 30, 2023 (Successor) compared to the period April 1, 2022 – June 30, 2022 (Predecessor) of $20.8 million was primarily driven by increased compensation and benefits costs as a result of higher headcount following the Business Combination.

Non-compensation Expense. The decrease in non-compensation expenses during the period from April 1, 2023 to June 30, 2023 (Successor) compared to the period from April 1, 2022 to June 30, 2022 (Predecessor) of $(0.8) million was primarily driven by a $66.1 million gain related to the change in fair value of earn-out liabilities as a result of share price appreciation, partially offset by $11.9 million of one-time fees related to the business combination, primarily in professional services, and a $29.4 million impairment related to AHRA.

Taxes

Our effective tax rate was (110.3)% for the period from April 1, 2023 to June 30, 2023 (Successor), compared to 10.8% for the period from April 1, 2022 to June 30, 2022 (Predecessor). The difference in the effective tax rate is primarily driven by the legal entity organizational changes which occurred on account of the Business Combination, the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, nondeductible professional fees incurred in connection with the Business Combination, and the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K.

Consolidated Condensed Results of Operations – For the Period from January 3, 2023 to June 30, 2023 (Successor) Compared to the Period from January 1, 2022 to June 30, 2022 (Predecessor)

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$93,910	$38,862	$55,048
Incentive fees	1,046	—	1,046
Distributions from investments	12,233	—	12,233
Other fees / income	2,739	—	2,739
Total Revenues	109,928	38,862	71,066

Expenses
Compensation expenses	95,808	25,421	70,387
Non-compensation expenses	85,760	11,340	74,420
Net (loss) income before taxes	(71,640)	2,101	(73,741)
Taxes	10,796	(303)	11,099
Net (loss) income	$(60,844)	$1,798	$(62,642)
Revenue

Management/Advisory fees. The increase in management and advisory fees during the period from January 3, 2023 to June 30, 2023 (Successor) compared to the period from January 1, 2022 to June 30, 2022 (Predecessor) was driven primarily by a $55.0 million increase in revenue from the inclusion of TIG and Alvarium post Business Combination.

Incentive fees. The increase in incentive fees during the period from January 3, 2023 to June 30, 2023 (Successor) compared to the period from January 1, 2022 to June 30, 2022 (Predecessor) was driven by a $1.0 million accretive impact of the inclusion of Alvarium and TIG’s incentive fees post Business Combination.

Distributions from investments. The increase in distributions from investments during the period from January 3, 2023 to June 30, 2023 (Successor) compared to the period from January 1, 2022 to June 30, 2022 (Predecessor) was driven by a $12.2 million accretive impact of the inclusion of TIG’s distributions from investments post Business Combination. Such impact included $4.6 million of revenue and profit share generated from management fees from TIG's External Strategic Managers, which are recurring in nature. The impact also includes distributions from shares of incentive fees crystallized from these managers.

Other fees / income. The increase in other fees / income during the period from January 3, 2023 to June 30, 2023 (Successor) compared to the period from January 1, 2022 to June 30, 2022 (Predecessor) was driven by a $2.7 million accretive impact of the inclusion of Alvarium’s other fees / income post Business Combination.
Expenses

Compensation Expense. The increase in compensation expense during the period from January 3, 2023 to June 30, 2023 (Successor) compared to the period from January 1, 2022 to June 30, 2022 (Predecessor) of $70.4 million was primarily driven by increased compensation and benefits costs as a result of higher headcount following the Business Combination. Results for the period from January 3, 2023 to June 30, 2023 (Successor) include $33.5 million of non-cash stock based compensation related to both legacy TWMH and Alvarium incentive plans as well as the issuance of AlTi equity.

Non-compensation Expense. The increase in non-compensation expenses during the period from January 3, 2023 to June 30, 2023 (Successor) compared to the period from January 1, 2022 to June 30, 2022 (Predecessor) of $74.4 million includes $29.7 million of one-time fees related to the business combination, primarily in professional services, an impairment charge of $29.4 million related to AHRA and a $12.9 million loss related to the change in fair value of warrant liabilities. These expenses were partially offset by a $36.9 million gain related to the change in fair value of earn-out liabilities as a result of share price appreciation.

Taxes

The Company's effective tax rate was 15.1% for the period from January 3, 2023 to June 30, 2023 (Successor) compared to 14.4% for the period from January 1, 2022 to June 30, 2022 (Predecessor). The difference in the effective tax rate is primarily driven by the legal entity organizational changes which occurred on account of the Business Combination, the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, nondeductible professional fees incurred in connection with the Business Combination, and the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K.

Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP measures to assess and track our performance. Adjusted Net Income and Adjusted EBITDA as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, US GAAP.

The following tables present the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Period
	April 1, 2023 – June 30, 2023 (Successor)			April 1, 2022 – June 30, 2022 (Predecessor)
(Dollars in Thousands, except share data)	Asset Management Segment	Wealth Management Segment	Total	Wealth Management Segment (Predecessor)
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(13,150)	$27,150	$14,000	$1,022
Stock based compensation (a)	510	2,414	2,924	957
Stock based compensation - LTIP (b)	—	—	—	—
Transaction expenses (c)	4,918	6,962	11,880	1,100
Change in fair value of warrant liability (d)	(38)	(38)	(76)	—
Changes in fair value of (gains)/losses on investments (e)	2,515	540	3,055	(32)
Change in fair value of earn-out liability (f)	(33,042)	(33,041)	(66,083)	—
Organization streamlining cost (g)	2,354	845	3,199	—
Impairment (non-cash) (h)	31,535	—	31,535	—
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	2,671	—	2,671	—
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	851	91	942	—
Holbein compensatory earn-in (k)	—	—	—	365
TWMH Partner’s payout right (l)	—	—	—	(1)
TIH Share Purchase Extinguishment of Debt (m)	—	—	—	—
Adjusted income before taxes	(876)	4,923	4,047	3,411
Adjusted income tax expense	(24)	(1,653)	(1,677)	407
Adjusted Net Income	(900)	3,270	2,370	3,818
Adjusted net income attributed to non-controlling interest in subsidiaries	(459)	1,509	1,050	—
Adjusted Net Income attributable to AlTi Global, Inc.	(441)	1,761	1,320	3,818
Net income attributed to non-controlling interest in subsidiaries	(459)	1,509	1,050	—
Interest expense, net	1,634	1,737	3,371	105
Income tax expense	(7,723)	(7,723)	(15,446)	110
Adjusted income tax expense less income tax expense	7,747	9,376	17,123	(517)
Depreciation and amortization	1,518	2,137	3,655	597
Adjusted EBITDA	$2,276	$8,797	$11,073	$4,113

Adjusted Net Income attributable to AlTi Global, Inc. Per Share
Basic			$0.02	$544.88
Diluted			$0.01	$544.88
Weighted Average Shares of Class A Common Stock Outstanding
Basic			59,286,346	7,007
Diluted			114,319,307	7,007

	For the Period
	January 3, 2023 – June 30, 2023 (Successor)			January 1, 2022 – June 30, 2022 (Predecessor)
(Dollars in Thousands, except share data)	Asset Management Segment	Wealth Management Segment	Total	Wealth Management Segment (Predecessor)
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(51,690)	$(19,950)	$(71,640)	$2,101
Stock based compensation (a)	708	8,054	8,762	1,925
Stock based compensation - LTIP (b)	13,148	11,549	24,697	—
Transaction expenses (c)	14,136	15,517	29,653	1,960
Change in fair value of warrant liability (d)	6,433	6,433	12,866	—
Changes in fair value of (gains)/losses on investments (e)	(832)	1,061	229	(132)
Change in fair value of earn-out liability (f)	(18,439)	(18,438)	(36,877)	—
Organization streamlining cost (g)	2,739	1,527	4,266	—
Impairment (non-cash) (h)	31,535	—	31,535	—
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	2,671	—	2,671	—
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	851	91	942	—
Holbein compensatory earn-in (k)	—	—	—	377
TWMH Partner's payout right (l)	—	—	—	184
TIH Share Purchase Extinguishment of Debt (m)	—	—	—	619
Adjusted income before taxes	1,260	5,844	7,104	7,398
Adjusted income tax expense	(431)	(1,823)	(2,254)	—
Adjusted Net Income	829	4,021	4,850	7,398
Adjusted net income attributed to non-controlling interest in subsidiaries	387	1,875	2,262	—
Adjusted Net Income attributable to AlTi Global, Inc.	442	2,146	2,588	7,398
Net income attributed to non-controlling interest in subsidiaries	387	1,875	2,262	—
Interest expense, net	3,387	3,245	6,632	179
Income tax expense	(5,398)	(5,398)	(10,796)	303
Adjusted income tax expense less income tax expense	5,829	7,221	13,050	(303)
Depreciation and amortization	4,257	3,915	8,172	1,207
Adjusted EBITDA	$8,904	$13,004	$21,908	$8,784

Adjusted Net Income attributable to AlTi Global, Inc. Per Share
Basic			$0.04	$1,055.80
Diluted			$0.04	$1,055.80
Weighted Average Shares of Class A Common Stock Outstanding
Basic			58,425,916	7,007
Diluted			58,454,342	7,007
(a)Add-back of non-cash expense related to legacy TWMH 2019, 2020 and 2021 restricted unit awards.
(b)Add-back of non-cash expense related to legacy Alvarium Long Term Incentive Plan (“LTIP”) awards.
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

(h)Represents impairment of intangible asset associated with the deconsolidation of AHRA $29.4 million and impairment of carried interest/equity method investments $2.1 million.
(i)Represents the amortization related to the step-up in equity method investments.
(j)Represents reported EMI adjustments for the Company’s Equity Method Investments.
(k)Add-back of cash portion of the compensatory earn-ins related to the Holbein acquisition as discussed in Note 5, “Equity-Based Compensation”. The $0.8 million of compensatory earn-ins is settled in 50% equity and 50% cash. Add back of equity portion of compensatory earn-ins of $0.4 million is included in the equity settled share-based payments combined EBITDA adjustment.
(l)Represents the change in the TWMH Partner’s payout related to the Business Combination.
(m)Represents forgiveness of a promissory note of a certain shareholder of TIH upon the sale of his shares in TIH to TWMH.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes prudent approach to ensure the Company's liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

On January 3, 2023, concurrent with the consummation of the Business Combination, the Company entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. (“BMO”). The facility, which has a term of five years and is comprised of a $150.0 million Revolving Credit Facility and a $100 million Term Loan facility, was to be used to pay down subsidiary debt and fund growth initiatives. As of June 30, 2023 (Successor), the Company had $97.5 million outstanding on the Term Loan facility and $73.3 million outstanding on the Revolving Credit Facility.

As a result of the Business Combination, the previous year figures are not comparable to current year amounts as prior year figures only include the results of operations of Tiedemann Wealth Management Holdings, LLC.
Cash Flows
For the Period from January 3, 2023 to June 30, 2023 (Successor) Compared to the Period from January 1, 2022 to June 30, 2022 (Predecessor)
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi. Negative amounts represent an outflow or use of cash.

	For the Period		Favorable (unfavorable)
(Dollars in Thousands)	January 3, 2023 – June 30, 2023 (Successor)	January 1, 2022 – June 30, 2022 (Predecessor)	$ Change
Net cash used in operating activities	$(66,491)	$1,642	$(68,133)
Net cash used in investing activities	$(128,548)	$(7,655)	(120,893)
Net cash provided by financing activities	$29,672	$2,591	27,081
Effect of exchange rate on cash	$(1,565)	$(110)	(1,455)
Net decrease in cash and cash equivalents	$(166,932)	$(3,532)	$(163,400)
For the period from January 3, 2023 to June 30, 2023 (Successor), cash and cash equivalents at the beginning of the period of $194.0 million included the proceeds from the PIPE Investors related to the private placements issuances, remaining cash held in the trust account, and the beginning balance sheet cash from each of Alvarium, TIG, and TWMH.

Operating Activities

Our cash inflows from operating activities comprise of cash collected through management and advisory fees, incentive fees, distributions from investments and other income/fees. Our cash outflows from operating activities consist of operating expenses, the most significant components of which included compensation and benefits and professional fees for the six months ended June 30, 2023, as well as interest on our debt obligations. Our net cash outflow of $66.5 million for the period from January 3, 2023 to June 30, 2023 (Successor) was driven primarily by the payment of one-time fees related to the transaction and accrued incentive compensation related to the 2022 fiscal year performance across each of the three legacy business units.
Investing Activities

Cash used in investing activities primarily related to the acquisition of TWMH and TIG historical equity during the period from January 3, 2023 to June 30, 2023 (Successor). Additionally, the Company made an incremental investments of $12.0 million and $3.4 million into Zebedee and Arkkan, repectively, and an acquisition of AL Wealth Partners for $14.4 million.
Financing Activities

Cash flows from financing activities during the period from January 3, 2023 to June 30, 2023 (Successor) were primarily driven by issuance of the Term Loan and Revolving Credit Facility totaling $188.7 million, which were used to pay down existing debt of $141.9 million. Additionally, we used approximately $4.2 million to purchase shares issued as compensation and received $5.8 million from the exercise of warrants.
Future Sources and Uses of Liquidity
In the normal course of business, we may engage in off-financial position arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.
Contractual Obligations
Tax Receivable Agreement: As discussed in Note 19 (Commitments and Contingencies) to our interim condensed consolidated financial statements included in this Quarterly Report, we may in the future be required to make payments under the TRA. As of June 30, 2023 (Successor), assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain AlTi’s assets, we expect to pay approximately $15.1 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for Class A Shares would be accounted for separately from the amounts related to the Business Combination.
Payments under the TRA are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the TRA.

The actual increase in tax basis of the AlTi’s assets resulting from an exchange or from payments under the TRA, as well as the amortization thereof and the timing and amount of payments under the TRA, will vary based upon a number of factors, including the following:
•The amount and timing of our taxable income will impact the payments to be made under the TRA. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Alvarium Tiedemann’s assets, payments required under the TRA would be reduced.
•The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Alvarium assets resulting from such exchange; payments under the TRA resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.
•The composition of the AlTi’s assets at the time of any exchange will determine the extent to which we may benefit from amortizing the increased tax basis in such assets and thus will impact the amount of future payments under the TRA resulting from any future exchanges.
•The extent to which future exchanges are taxable will impact the extent to which we will receive an increase in tax basis of the AlTi’s assets as a result of such exchanges, and thus will impact the benefit derived by us and the resulting payments, if any, to be made under the TRA.
•The tax rates in effect at the time any potential tax savings are realized, which would affect the amount of any future payments under the TRA.
Depending upon the outcome of these and other factors, payments that we may be obligated to make under the TRA in respect of exchanges could be substantial.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial Position. As of June 30, 2023 (Successor), the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
Litigation
From time to time, we may be named as a defendant in legal actions. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, we do not have any potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial condition, or cash flows.

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
Estimation of Fair Values

Investments at Fair Value – External Strategic Managers: The fair values of our Investments in External Strategic Managers were determined using significant unobservable inputs. The assumptions used could have a material impact on the valuation of these assets and include our best estimates of expected future cash flows and an appropriate discount rate. Changes in the estimated fair values of these assets may have a material impact on our results of operations in any given period, as any decreases in these assets have a corresponding negative impact on our GAAP results of operations in the period in which the changes occur.

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
Variable Interest Entities
The determination of whether to consolidate a VIE under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgement when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our consolidated financial statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relevantly insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgement would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the period from January 3, 2023 to June 30, 2023 (Successor), or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as wealth management advisor to our investment products and the sensitivity to movements in the market value of their investments, including the effect on management fees and investment income.
Market Risk
The market price of investments may significantly fluctuate during the period of investment; should their value decline, our fees may decline accordingly. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions, which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates, or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry.
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
Interest Rate Risk

As of June 30, 2023 (Successor), the Company had $97.5 million outstanding on the Term Loan facility and $73.3 million outstanding on the Revolving Credit Facility:

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2023 (Successor). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of June 30, 2023 (Successor).

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 3, 2023 to June 30, 2023 (Successor), covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For further information, please refer to the Litigation sections in Note 19 (Commitments and Contingencies) in the Notes to Consolidated Financial Statements and MD&A.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

During the quarter ended June 30, 2023 (Successor), none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1
Separation Agreement, dated July 11, 2023, by and between Tiedemann Advisors, LLC and Christine Zhao (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2023)

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

ALTI GLOBAL, INC

Date: August 14, 2023	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ Reid Parmelee
Reid Parmelee
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)