Form 10-Q
period 2023-09-30
AlTi Global, Inc.
filed 2023-11-14
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The registrant had outstanding 64,770,908 shares of Class A Common Stock (as defined herein) and 53,219,713 shares of Class B Common Stock (as defined herein) as of November 14, 2023.

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

•“Alvarium” means AlTi Asset Management Holdings 2 Limited, formerly known as Alvarium Investments Limited, an English private limited company.
•“Alvarium Contribution” means the contribution by Cartesian of all the issued and outstanding shares that it holds of AlTi Global Topco to Umbrella.
•“Alvarium Contribution Agreement” means the Contribution Agreement, dated as of January 3, 2023, by and among Cartesian and Umbrella.
•“Alvarium Exchange” means the exchange by each shareholder of AlTi Global Topco of his, her or its (a) ordinary shares of AlTi Global Topco and (b) class A shares of AlTi Global Topco for Class A Common Stock.

•“AlTi” or “Successor” means AlTi Global, Inc., together with its consolidated subsidiaries.
•“Alvarium Shareholders” means the shareholders of Alvarium.
•“Alvarium Tiedemann” means the Company, prior to being renamed “AlTi Global, Inc.”
•“AlTi Global Topco” means AlTi Global Topco Limited, formerly known as Alvarium Topco, an Isle of Man entity which was established by Alvarium and owned by the Alvarium Shareholders.
•“Asset Management” means the Segment that includes the Company's alternatives platform, public and private real estate and co-investment businesses.

•“AUA” means assets under advisement.
•“AUM” means assets under management.
•“Business Combination” means the transactions contemplated by the Business Combination Agreement.
•“Business Combination Agreement” means the Amended and Restated Business Combination Agreement, dated as of October 25, 2022, by and among Cartesian, Umbrella Merger Sub, TWMH, TIG GP, TIG MGMT, Alvarium and Umbrella.

•“Business Combination Earn-out” means the contingent additional equity consideration issued by the Company to the Sponsor and the Target Companies’ legacy equityholders.
•“Business Combination Earn-out Period” means the five years immediately after the Closing Date.
•“Business Combination Earn-out Securities” means the earn-out shares of Class A Common Stock in the Company and Class B Common Units that may be issued or become tradeable upon the achievement of certain stock price-based vesting conditions in accordance with the terms of the Business Combination Agreement.
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
•“Federal Reserve” means the Board of Governors of the Federal Reserve System.
•“FOS” means Family Office Service.
•“HNWI” means high net worth individual, being an individual having investable assets of $1 million or more, excluding primary residence, collectibles, consumables, and consumer durables.

•“Holbein” means Holbein Partners, LLP.
•“Impact Investing” means investment practices seeking to generate various levels of financial performance together with the generation of positive measurable environmental and social impacts.
•“Managed Funds” means mutual funds, exchange traded funds, hedge funds, private equity, real estate or other funds.
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
•“Sponsor” means CGC Sponsor LLC, a Cayman Islands limited liability company.
•“Target Companies” means, collectively, TWMH, TIG GP, TIG MGMT, and Alvarium.
•“Tax Receivable Agreement” or “TRA” means that certain Tax Receivable Agreement, dated as of January 3, 2023, by and among the Company and the TWMH Members, the TIG GP Members, and the TIG MGMT Members.
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

•“TIH” means Tiedemann International Holdings, AG.

•“TRA Exchange” means the series of transactions in which certain holders of Class B shares exchanged a portion of such Class B units to the Company, in exchange for Class A shares.
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

•“Warrants” means the warrants, which were initially issued in Cartesian’s initial public offering of its units pursuant to its registration statement on Form S-1 declared effective by the SEC on February 23, 2021, entitling the holder thereof to purchase one of Cartesian’s Class A ordinary shares at an exercise price of $11.50, subject to adjustment.

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
•“Umbrella Merger Sub” means Rook MS, LLC, a Delaware limited liability company.
•“US GAAP” means United States generally accepted accounting principles, consistently applied.

Available Information
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.alti-global.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management and performance information, and such information as may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts.

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, and Human Capital and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	As of September 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)

Assets
Cash and cash equivalents	$12,196	$7,131
Fees receivable, net	32,098	19,540
Other receivable, net	—	5,167
Investments at fair value	164,660	145
Equity method investments	27,927	52
Intangible assets, net of accumulated amortization	501,190	20,578
Goodwill	409,432	25,464
Operating lease right-of-use assets	28,184	10,095
Other assets	47,192	3,817
Assets held for sale	10,901	—
Total assets	$1,233,780	$91,989

Liabilities
Accounts payable and accrued expenses	$36,914	$8,073
Accrued compensation and profit sharing	20,056	15,660
Accrued member distributions payable	8,049	11,422
Earn-out liability, at fair value	45,549	—
TRA liability	18,042	—
Delayed share purchase agreement	1,818	1,818
Earn-in consideration payable	1,708	1,519
Operating lease liabilities	29,560	10,713
Debt, net of unamortized deferred financing cost	172,804	21,187
Deferred tax liability, net	25,812	82
Deferred income	323	—
Other liabilities	25,207	3,662
Liabilities held for sale	2,178	—
Total liabilities	$388,020	$74,136

Commitments and contingencies (Note 19)

Shareholders' Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized 64,770,908 outstanding	6	3
Common Stock, Class B, $0.0001 par value, 150,000,000 authorized 53,219,713 outstanding	—	18,607
Additional paid-in capital	519,996	—
Retained earnings (accumulated deficit)	(141,965)	—
Accumulated other comprehensive income (loss)	3,988	(1,077)
Total AlTi Global, Inc. shareholders' equity	382,025	17,533
Non-controlling interest in subsidiaries	463,735	320
Total shareholders' equity	845,760	17,853
Total liabilities and shareholders' equity	$1,233,780	$91,989

The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period		For the Period
(Dollars in Thousands)	July 1, 2023 – September 30, 2023 (Successor)	July 1, 2022 – September 30, 2022 (Predecessor)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Revenue
Management/advisory fees	$45,062	$18,583	$138,972	$57,445
Incentive fees	885	—	1,931	—
Distributions from investments	2,596	—	14,829	—
Other income/fees	701	—	3,440	—
Total income	49,244	18,583	159,172	57,445
Operating Expenses
Compensation and employee benefits	38,585	12,048	134,393	37,468
Systems, technology and telephone	3,812	1,719	11,751	4,577
Sales, distribution and marketing	658	241	1,752	678
Occupancy costs	3,223	1,295	9,755	3,399
Professional fees	14,398	2,397	52,741	5,480
Travel and entertainment	1,082	297	4,334	1,134
Depreciation and amortization	3,676	583	11,848	1,790
General, administrative and other	7,455	381	11,426	1,044
Total operating expenses	72,889	18,961	238,000	55,570
Total operating income (loss)	(23,645)	(378)	(78,828)	1,875
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	(153,589)	—	(182,982)	—
Loss on investments	(1,959)	(45)	(3,663)	(20)
Gain (loss) on TRA	761	—	(1,331)	—
Loss on warrant liability	—	—	(12,866)	—
Gain on earnout liability	9,335	—	46,212	—
Interest expense	(3,668)	(131)	(10,300)	(310)
Other expenses	(91)	(60)	(738)	(58)
Income (loss) before taxes	(172,856)	(614)	(244,496)	1,487
Income tax (expense) benefit	1,782	(82)	12,578	(385)
Net income (loss)	(171,074)	(696)	(231,918)	1,102
Net loss attributed to non-controlling interests in subsidiaries	(82,353)	(22)	(117,899)	(87)
Net income (loss) attributable to AlTi Global, Inc.	$(88,721)	$(674)	$(114,019)	$1,189

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(10,035)	(519)	7,873	(1,481)
Other comprehensive income (loss)	72	—	(610)	—
Total comprehensive loss	(181,037)	(1,215)	(224,655)	(379)
Other loss attributed to non-controlling interests in subsidiaries	(87,124)	(22)	(114,625)	(87)
Comprehensive loss attributable to AlTi Global, Inc.	(93,913)	(1,193)	(110,030)	(292)

Net Income (Loss) Per Share
Basic	$(1.40)	$(96.19)	$(1.89)	$169.69
Diluted	$(1.40)	$(96.19)	$(1.89)	$169.69
Weighted Average Shares of Class A Common Stock Outstanding
Basic	63,568,646	7,007	60,174,678	7,007
Diluted	63,568,646	7,007	60,174,678	7,007
The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	Class A Common Stock			Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares		Amount	Shares		Amount
Balance at June 30, 2023 (Successor)	62,957,671		$6	55,032,961		$—	$515,000	$(53,244)	$9,182	$550,857	$1,021,801
Net income (loss)	—		—	—		—	—	(88,721)	—	(82,353)	(171,074)
Currency translation adjustment	—		—	—		—	—	—	(5,223)	(4,812)	(10,035)
Other comprehensive income	—		—	—		—	—	—	29	43	72
Share based compensation	—		—	—		—	2,964	—	—	—	2,964
Issuance of shares for business combination	—		—	—		—	1,377	—	—	—	1,377
TRA Exchange	—	—	—	—	—	—	655	—	—	—	655
Conversion of Class B shares	1,813,248		—	(1,813,248)		—	—	—	—	—	—
Issuance of shares - exercise of warrants	(11)		—	—		—	—	—	—	—	—
Balance at September 30, 2023 (Successor)	64,770,908		$6	53,219,713		$—	$519,996	$(141,965)	$3,988	$463,735	$845,760

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	Class A Common Stock			Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares		Amount	Shares		Amount
Balance at January 3, 2023 (Successor)	55,388,023		$6	55,032,961		$—	$434,620	$(27,946)	$—	$606,973	$1,013,653
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000		—	—		—	21,000	—	—	—	21,000
Net income (loss)	—		—	—		—	—	(114,019)	—	(117,899)	(231,918)
Currency translation adjustment	—		—	—		—	—	—	4,323	3,550	7,873
Cancellation of AHRA call option	—		—	—		—	—	—	—	154	154
Other comprehensive income	—		—	—		—	—	—	(335)	(275)	(610)
Payment for partner’s tax	—		—	—		—	(998)	—	—	—	(998)
AHRA deconsolidation	—		—	—		—	28,768	—	—	(28,768)	—
Share based compensation	—		—	—		—	5,095	—	—	—	5,095
Issuance of shares for business combination	—		—	—		—	1,377	—	—	—	1,377
TRA Exchange	—	—	—	—	—	—	655	—	—	—	655
Conversion of Class B shares	1,813,248		—	(1,813,248)		—	—	—	—	—	—
Issuance of shares - exercise of warrants	5,469,637		—	—		—	29,479	—	—	—	29,479
Balance at September 30, 2023 (Successor)	64,770,908		$6	53,219,713		$—	$519,996	$(141,965)	$3,988	$463,735	$845,760

The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	Class A	Class B	Total Members' Capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Total Equity
Balance at June 30, 2022 (Predecessor)	$4	$33,201	$33,205	$(962)	$368	$32,611
Member capital distributions	—	(2,000)	(2,000)	—	—	(2,000)
Member tax distributions	—	(1,215)	(1,215)	—	—	(1,215)
Reallocation of book capital as a result of member transactions	—	591	591	—	—	591
Net income (loss) for the period	—	(674)	(674)	—	(22)	(696)
Other comprehensive income (loss) for the period	—	—	—	(519)	—	(519)
Balance at September 30, 2022 (Predecessor)	$4	$29,903	$29,907	$(1,481)	$346	$28,772

(Dollars in Thousands, except share data)	Class A	Class B	Total Members' Capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Total Equity
Balance at January 1, 2022	$6	$39,582	$39,588	$—	$433	$40,021
Member capital distributions	(1)	(6,299)	(6,300)	—	—	(6,300)
Member tax distributions	(1)	(6,343)	(6,344)	—	—	(6,344)
Reallocation of book capital as a result of member transactions	—	1,774	1,774	—	—	1,774
Net income (loss) for the period	—	1,189	1,189	—	(87)	1,102
Other comprehensive income (loss) for the period	—	—	—	(1,481)	—	(1,481)
Balance at September 30, 2022 (Predecessor)	$4	$29,903	$29,907	$(1,481)	$346	$28,772

The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period
(Dollars in Thousands)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Cash Flows from Operating Activities
Net income (loss)	$(231,918)	$1,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,848	1,790
Amortization of debt discounts and deferred financing costs	(4,106)	—
Unrealized (gain) loss on investments	3,275	108
Impairment loss on goodwill and intangible assets	182,982	—
Gain (loss) on TRA	1,331	—
Gain (loss) on Earn-in	—	(121)
(Income) loss on equity method investments	2,439	(32)
Restricted unit compensation	—	1,774
Fair value of warrant liability	12,866	—
Fair value of earn-out liability	(46,212)	—
Deferred income tax (benefit) expense	(16,146)	(82)
Equity-settled share-based payments	35,090	—
Unrealized foreign currency (gains)/losses	444	—
(Gain) loss from retirement of debt	(73)	—
Forgiveness of debt shareholder loan	—	619
Forgiveness of debt of notes receivable from members	196	205
Fair value of interest rate swap	33	(299)
Cash flows due to changes in operating assets and liabilities
Fees receivable	7,132	2,318
Other assets	(4,110)	(3,064)
Operating cash flow from operating leases	838	631
Accounts payable and accrued expenses	(17,654)	1,521
Accrued compensation and profit sharing	(4,288)	(3,628)
Other liabilities	(14,718)	364
Other operating activities	(250)	—
Net cash provided by (used in) operating activities	(81,001)	3,206

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Continued from the previous page)	For the Period
(Dollars in Thousands)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Cash Flows from Investing Activities
Cash acquired from consolidation of variable interest entity	—	471
Cash payment for acquisition of TWMH and TIG historical equity	(99,999)	—
Receipt of payments of notes receivable from members	226	345
Loans to members	—	(301)
Cash receipts from the repayment of advances and loans	305	—
Purchases of investments	(15,499)	(184)
Distributions from investments	—	4
Purchase of TIH shares	—	(382)
Purchase of Holbein	—	(8,097)
Payment of Payout Right	(760)	—
Acquisition of AIMS, net of cash acquired	(3,783)	—
Acquisition of AL Wealth Partners, net of cash acquired	(14,430)	—
Sales of investments	1,818	922
Sale of fixed assets	8	—
Purchases of fixed assets	(269)	(55)
Net cash provided by (used in) investing activities	(132,383)	(7,277)
Cash Flows from Financing Activities
Member contribution (distribution)	(8,494)	(9,644)
Payments on term notes and lines of credit	(155,489)	(2,170)
Borrowings on term notes and lines of credit	206,660	12,300
Increase (decrease) in distributions due to former TIG members	(13,419)	—
Cash payment for purchase of shares to be transferred as part of Alvarium share compensation	(4,215)	—
Cash receipts from exercise of Warrants	5,836	—
Net cash provided by (used in) financing activities	30,879	486
Effect of exchange rate changes on cash	2,782	22
Net increase (decrease) in cash	(179,723)	(3,563)
Cash and cash equivalents at beginning of the period	194,086	8,040
Cash and cash equivalents at end of the period	$14,363	$4,477

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$12,196	$4,477
Cash and cash equivalents included in Assets held for sale (Note 3)	2,167	$—
Cash and cash equivalents, including cash in Assets held for sale	$14,363	$4,477

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	797	$514
Interest payments on term notes and lines of credit	10,145	370
The accompanying notes are an integral part of these condensed unaudited financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(1)Description of the Business
AlTi Global, Inc. is a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities. The Company is a global organization that manages or advises approximately $68.2 billion in combined assets as of September 30, 2023. The Company provides holistic solutions for Wealth Management clients through a full spectrum of Wealth Management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. It also structures, arranges, and provides a network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers in the relevant asset class. The Company manages and advises both public and private investment funds.

Amounts disclosed throughout this document for the three and nine month period ended September 30, 2023, relate to AlTi Global, Inc, the Successor company in the business combination. Amounts disclosed throughout this document for the three and nine month period ended September 30, 2022 relate to TWMH, the predecessor company. Due to the Business Combination and the conforming of significant accounting policies, the results of operations, cash flows, and other financial information for the Successor Period are not comparable to the Predecessor periods.

Business Combination
The Registrant was initially incorporated in the Cayman Islands as Cartesian Growth Capital, a special purpose acquisition company. In anticipation of the Business Combination:

•The holders of the equity of the TIG Entities contributed their TWMH and TIG equity to Umbrella making TWMH and the TIG wholly owned subsidiaries of Umbrella.

•Alvarium reorganized such that it became the wholly owned indirect subsidiary of AlTi Global Topco.

•Cartesian SPAC formed Umbrella Merger Sub.
Pursuant to the Business Combination on January 3, 2023:

•The Registrant was redomiciled as a Delaware corporation and changed its name to Alvarium Tiedemann Holdings, Inc. Effective April 19, 2023, Alvarium Tiedemann Holdings, Inc. changed its name to AlTi Global, Inc.
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
Multiple Subsidiaries
Multiple Subsidiaries

Capital Structure
The Registrant has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to declared dividends from shares of Class A Common Stock. As of September 30, 2023, the shares of Class A Common Stock represent 55% of the total voting power of all shares.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of September 30, 2023, the shares of Class B Common Stock represent 45% of the total voting power of all shares.

•Prior to the Business Combination, the Company issued warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 3, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,864,275

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
shares of Class A Common Stock. The exercises and exchanges throughout the period from January 3, 2023 to June 30, 2023 resulted in an increase in Additional Paid-in-Capital amount of $29.5 million. Following the exchanges, none of the Warrants were outstanding as of September 30, 2023.
The following table presents the number of shares of the Registrant that were outstanding as of September 30, 2023:

As of September 30, 2023 (Successor)
Class A Common Stock	64,770,908
Class B Common Stock	53,219,713

Segments

Our business is organized into two operating segments: Wealth Management and Asset Management. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.

Wealth Management

Within our Wealth Management segment, services provided principally consist of investment management and advisory services, trusts and administrative services, and family office services. The Wealth Management client base includes high net worth individuals, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s billable AUM or AUA (as applicable). As of September 30, 2023, this segment had $48.5 billion in AUM/AUA.

Investment Management and Advisory Services

In our investment management and advisory services teams, we diversify our clients’ portfolios across risk factors, geographies, traditional asset classes such as money markets, equities and fixed income, and alternative asset classes including private equity, private debt, hedge funds, real estate, and other assets through highly experienced third-party managers.

Trusts and Administration Services

The trust and administration services that we provide include entity formation and management, creating or modifying trust instruments and/or administrative practices to meet beneficiary needs, full corporate, trustee-executor, and fiduciary services. We also offer provision of directors and company secretarial services, administering entity ownership of intellectual property rights, advice and administration services in connection with investments in marine and aviation assets, and administering entity ownership of fine art and collectibles.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Asset Management

Asset Management services include the alternatives platform and public and private real estate (including co-investment) businesses.

Alternatives Platform

The alternatives platform embodies our legacy TIG business, which is an alternative asset manager and includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers, predominantly for institutional investors. The TIG Arbitrage strategy is an event-driven strategy fund that earns management fees and incentive fees based on the performance of its underlying funds and accounts. The investment strategies of the External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. Distributions are received from the External Strategic Managers through profit or revenue sharing arrangements that are generated through management and incentive fees based on the performance of the underlying investments. As of September 30, 2023, this platform had $7.7 billion in AUM/AUA.

Co-Investment

Real estate co-investment oversees deal origination, documentation, and structuring from inception to exit for a variety of strategies, including development, income, value-add, and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned include private market, incentive fees, management and advisory fees, and placement and brokerage fees. As of September 30, 2023, our real estate co-investment platform had deployed more than $7.5 billion of capital (inclusive of capital raised for our public and private real estate funds), of which approximately 14% has been invested by legacy Alvarium shareholders and senior employees.

Real Estate - Public and Private

The real estate business includes fund management services as well as co-investment solutions. As of September 30, 2023, this business had approximately $12.0 billion of AUM/AUA.

Fund Management

Our real estate fund management business manages two funds based in the United Kingdom, LXi REIT plc (“LXi”), a publicly traded real estate investment trust, and Home Long Income Fund (“HLIF”) a private fund. Fees from our real estate fund management business are earned from management and advisory services.

Exit from management of Home REIT PLC

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

On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Asset Management segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Condensed Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023, and its accounts were removed from the Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which is recorded in Impairment loss on goodwill and intangible assets in the Condensed Consolidated Statement of Operations. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 3, 2023.

(2)Summary of Significant Accounting Policies
(a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries for the period from January 3, 2023 to September 30, 2023 and the Condensed Consolidated Statement of Financial Position of TWMH and its subsidiaries as of December 31, 2022 and the Condensed Consolidated Statement of Operations of TWMH for the period from January 1, 2022 to September 30, 2022. The condensed consolidated financial statements have been prepared under the accrual basis of accounting in accordance with U.S. GAAP and conforms to prevailing practices within the financial services industry, as applicable to the Company. The notes are an integral part of the Company’s condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements have been included and are of a normal and recurring nature.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.
(b)Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements of the Company. The most critical of these estimates are related to (i) the fair value of the investments included in the Billable Assets within AUM/AUA, as this impacts the amount of revenues the Company recognizes each period; (ii) the fair values of the Company’s investments and liabilities with respect to the TRA, Warrants, and Earn-out Securities, as changes in these fair values have a direct impact on the Company’s consolidated net income (loss); (iii) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (iv) the qualitative and quantitative assessments of whether impairments of equity method investments, carried interest vehicles, acquired intangible assets, and goodwill exist; and (v) the determination of whether to consolidate a variable interest entity (“VIE”); and (vi) fair value of assets acquired and liabilities assumed in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. Inherent in such estimates are judgements relating to future cash flows,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the condensed consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
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
(d)Revenue Recognition
Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. A five-step framework is utilized that requires an entity to: (i) identify the contract(s) with a customer, which includes assessing the collectability of the consideration to which it will be entitled in exchange for the goods or services transferred to the customer, (ii) identify the performance obligation in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.
Management/Advisory Fees
Revenues from contracts with customers consist of investment management, trustee, and custody fees. The Company recognizes revenue at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenue recognized is calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable.
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
Fees are charged on a mixture of methodologies that include quarterly in arrears based upon the market value at the end of the quarter, quarterly based on the average daily balance, or monthly. Receivable balances from contracts with customers are included in the fees receivable line in the Condensed Consolidated Statement of Financial Position. There were no write-offs of such fees receivable as of September 30, 2023, and December 31, 2022.
Our FOS business is also included in this line item. FOS fees are generally structured to reflect an annual agreed upon fee or they can be structured on a project/time-based fee. FOS fees are typically billed quarterly in arrears. We also generate FOS project/time-based fees arising from accounting,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
administration fees, set up, the Foreign Account Tax Compliance Act (“FATCA”), and other non-investment advisory services.
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

(f)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.

As of September 30, 2023 restricted cash and cash equivalents amounted to $3.4 million and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statement of Financial Position. These amounts represent the level of liquidity to be maintained by Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines and ultimately a loss of license.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(g)Compensation and Employee Benefits
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
(h)Foreign Currency and Transactions
The Company has multiple functional currencies across various consolidated entities. All functional currencies that are not the U.S. dollar are converted upon consolidation at the reporting date. Monetary assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at the closing rates of exchange on the date of the Condensed Consolidated Statement of Financial Position. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. The profit or loss arising from foreign currency transactions is remeasured using the rate in effect on the date of the relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within Foreign currency translation adjustments. Gains and losses on certain financing transactions which the Company intends to repay in the foreseeable future are recorded in net income.
(i)Income Taxes
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(j)Other assets
Other assets include prepaid expenses, miscellaneous receivables, current income taxes receivable, fixed assets, and software licenses. The Company amortizes assets over their respective useful lives, as applicable.
(k)Investments

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
(l)Leases

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
(m)Intangible assets other than goodwill, net
The Company recognized certain finite-lived intangible assets as a result of the Business Combination. The Company’s finite-lived intangible assets consist of Trade Names, Customer Relationships, Investment Management Agreements, and Backlog. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
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
(n)Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test. Goodwill represents the excess of consideration over identifiable net assets of an acquired business. Goodwill is allocated at a reporting unit level. The Company has two reporting units, Asset Management and Wealth Management, and tests goodwill annually for impairment at each reporting unit. If, after assessing qualitative factors, the Company believes that it is more-likely-than-not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. As of September 30, 2023, the Company recognized goodwill impairment charges of $153.6 million for the Asset Management segment in Impairment loss on goodwill and intangible assets in the Condensed Consolidated Statement of Operations. The Company concluded that the estimated fair value of the Wealth Management reporting unit was greater than its carrying value, and as such, no impairment charge was required. See Note 13 (Goodwill, net).
(o)Fixed Assets, Net
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
(p)Debt Obligations, Net
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(q)Tax Receivable Agreement

The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the Company. The portion of the TRA liability related to the Business Combination is deemed contingent consideration payable to the previous owners and is carried at fair value, with changes in fair value reported within other gain (loss) in the Condensed Consolidated Statement of Operations. Future exchanges of Class B Units for shares of Class A Common Stock may increase the TRA liability. Those increases will be carried at a value equal to the expected future payments due under the TRA. On August 31, 2023, holders of shares of Class B Common Stock exchanged a portion of such Class B Units to the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. For future increases due to exchanges the Company will record an initial estimate of future payments under the TRA portion as a decrease to additional paid-in capital in the Condensed Consolidated Statement of Financial Position. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the Condensed Consolidated Statement of Operations.
(r)Warrant Liability

The Company evaluated the Warrants in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Other Income/(Expenses) in the Condensed Consolidated Statement of Operations in the period of change. Prior to the Business Combination the Sponsor held private warrants that were contributed to the Company and legally cancelled. The contribution and cancellation of these warrants resulted in derecognition of the private warrants and accounted for in additional paid in capital as of January 3, 2023. The Company subsequently issued new warrants with terms identical to those of the public warrants to the Target Companies’ selling shareholders classified as derivative liabilities. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining Warrants were exchanged. In total, the Warrants were exchanged for approximately 4,962,221 shares of Class A Common Stock. See Note 1 (Description of the Business). Following the exchange, none of the Warrants remain outstanding as of September 30, 2023.
(s)Business Combination Earn-out Liability

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combination)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). The Company evaluated the terms of the Business Combination earn-out agreement in accordance with ASC 815-40 and concluded that the Business Combination Earn-out Securities are precluded from being

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
accounted for as a component of equity. Since the Business Combination earn-out agreement meets the definition of a derivative, the Business Combination Earn-out Securities are recorded in Earn-out liability, at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

(t)AIMS Earn-out Liability

On August 2, 2023, (the “AIMS Acquisition Date”), the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of Alvarium Investment Managers (Suisse) SA (“AIMS”), increasing its interest from 30% to 100% (the “AIMS Acquisition”). The AIMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration (“AIMS earn-out liability”), and the payment of assumed liabilities. As of September 30, 2023, the AIMS earn-out liability of $2.7 million is reported in Other liabilities in the Condensed Consolidated Statement of Financial Position. Since the AIMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 3 (Business Combinations and Divestiture) for further information.

(u)Delayed share purchase agreement

Prior to the Business Combination, TWMH entered into an agreement to purchase a remaining non-controlling interest in its consolidated subsidiary representing 51.1% of shares in TIH. This arrangement was agreed upon for consideration of $2.1 million in cash and $1.2 million in Class A Common Stock. As of September 30, 2023 and December 31, 2022, the delayed share purchase agreement liability is reported as $1.8 million and $1.8 million, respectively. As of September 30, 2023 and December 31, 2022, the portion of the Delayed share purchase agreement reported in Accrued compensation and profit sharing is $0.3 million and $0.4 million, respectively. The stock purchase price has been recognized in the Condensed Consolidated Statement of Financial Condition as additional paid-in capital. As of September 30, 2023 and December 31, 2022, the portion of the delayed share purchase agreement reported in Additional paid-in capital is reported as $1.2 million and $0.0 million, respectively.
(v)Non-controlling Interests
Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s equity. Non-controlling interests consist of the amount of those interests at the date of the original Business Combination and the minority’s share of changes in equity since the date of the Business Combination. The proportions of profit and loss and changes in equity allocated to the owners of the parent and to the non-controlling interests are determined on the basis of existing ownership interests.
(w)Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, which requires the Company to recognize all derivative instruments on the Condensed Consolidated Statement of Financial Position as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a normal purchases and normal sales exception. Normal purchases and normal sales contracts are those that provide for the purchase or sale of something

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by a reporting entity over a reasonable period in the normal course of business.
(x)Segment Reporting
Our business is organized into two operating segments: Wealth Management and Asset Management. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.

Wealth Management

Our Wealth Management services principally consist of investment management and advisory services, trusts and administrative services, and family office services. Our Wealth Management client base includes HNWIs, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s AUM or AUA (as applicable). As of September 30, 2023, this segment had $48.5 billion in AUM/AUA.
Investment Management and Advisory Services

In our investment management and advisory services teams, we diversify our clients’ portfolios across risk factors, geographies, and asset classes including private equity, private debt, hedge funds, real estate, and other assets through highly experienced third-party managers, who may be hard to access.

Trusts and Administration Services

The trusts and administration services that we provide include entity formation and management, creating or modifying trust instruments and/or administrative practices to meet beneficiary needs, full corporate, trustee-executor, and fiduciary services. We also offer provision of directors and company secretarial services, administering entity ownership of intellectual property rights, advice and administration services in connection with investments in marine and aviation assets, and administering entity ownership of fine art and collectibles.

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

Asset Management

Our Asset Management services include alternatives platform and public and private real estate (including co-investment) businesses.

Alternatives Platform

Our alternatives platform represents our legacy TIG business which is an alternative asset manager. This platform includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers. Our alternatives platform client base is predominantly comprised of institutional investors. The TIG Arbitrage strategy is our event-driven strategy through which management fees and incentive fees based on performance are received from the underlying funds and accounts. The strategies of our External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
performance of the underlying investments. As of September 30, 2023, this platform had $7.7 billion in AUM/AUA.

Real Estate - Public and Private

Our real estate business includes fund management services as well as co-investment solutions. As of September 30, 2023, this business had approximately $12.0 billion of AUM/AUA.

Fund Management

Our real estate fund management business manages two funds based in the United Kingdom, LXi, a publicly traded REIT, and HLIF, a private fund. The funds are marketed primarily in the United Kingdom to institutional investors, primarily pension funds, as well as to retail investors. Fees from our real estate fund management business are earned from management and advisory fees.

Co-Investment

Our real estate co-investment business, oversees deal origination, documentation, and structuring from inception to exit for a variety of strategies including development, income, value-add, and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned related to our real estate co-investment business include private market, incentive fees, management and advisory fees, and placement and brokerage fees. As of September 30, 2023, our real estate co-investment platform has deployed more than $7.5 billion of capital (inclusive of capital raised for our public and private real estate funds), of which approximately 14% has been invested by legacy Alvarium shareholders and senior employees.
(y)Other Income / Expenses
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

(z)Held for Sale Accounting

In circumstances when the Company is evaluating its components, we may establish plans that require us to evaluate whether a component qualifies for held-for-sale accounting under ASC 360, Property, Plant,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
and Equipment. If a sale is deemed probable within a twelve-month period, the component is classified to either the assets held for sale or liabilities held for sale line items on the Consolidated Statement of Financial Position. The disposal group will be measured at the lower of its carrying amount or fair value less cost to sell. Any long-lived assets shall not be depreciated or amortized while classified as held for sale. Subsequently on November 6, 2023, the Company entered into an agreement to sell FOS for a cash consideration of approximately $20.1 million. See Note 21 (Subsequent Events) for more detail.

(aa)Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which modifies ASC 805 to require an acquiring entity in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2022 and applied the guidance prospectively to business combinations that occurred after this date. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.
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
Each Class B Unit of Umbrella is paired with a share of Class B Common Stock (collectively, the “Paired Interests”). Pursuant to the Umbrella LLC Agreement, a Paired Interest is exchangeable on certain dates designated by the Company for a share of Class A Common Stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As the holder exchanges the Paired Interests pursuant to the Umbrella LLC Agreement, the shares of Class B Common Stock included in the Paired Interests will automatically be canceled and the Class B Common Units included in the Paired Interests shall be automatically transferred to the Company and converted into and become an equal number of Class A Common Units in Umbrella. Alternatively, if approved by the disinterested members of the board of directors of the Company, such Class B Common Stock can be settled in cash funded from the proceeds of a private sale or a public offering of Class A Common Stock.

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

As part of the Business Combination, the Company incurred $17.8 million of acquisition-related costs during the three months ended March 31, 2023 which are included predominantly in the “Professional fees” line in the Condensed Consolidated Statements of Operations. The Predecessor incurred $1.0 million of acquisition-related costs during the three months ended March 31, 2022. In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. Of the total debt issuance costs, $1.8 million is related to the Term Loan and drawn amount of the Revolver and is recorded as an offset to the “Debt, net of unamortized deferred financing cost” line item of the Condensed Consolidated Statement of Financial

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Position. $2.8 million of the debt issuance costs related to the undrawn amount of the Revolver were recorded in the “Other assets” line item of the Condensed Consolidated Statements of Financial Position.
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
The consideration transferred is subject to customary closing adjustments in the post-combination period. While the valuation of consideration transferred is substantially completed, fair value estimates related to the consideration transferred are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, the Tax Receivable Agreement and Business Combination Earn-out consideration as management continues to review the estimated fair values and evaluate the assumed tax position. When the valuation is final, any changes to the preliminary valuation of consideration transferred could result in adjustments to identified intangibles and goodwill. The fair values of consideration transferred is expected to be finalized during the remeasurement period, which ends on December 31, 2023. During the period from January 3, 2023 to September 30, 2023, there were no measurement period adjustments made to purchase consideration transferred.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Business Combination (in thousands):

(Dollars in Thousands)	Business Combination Date Fair Value
Cash and cash equivalents	$24,023
Management/advisory fees receivable	42,494
Investments at fair value	148,674
Equity method investments	42,307
Property, plant and equipment	3,996
Intangible assets	520,161
Goodwill	543,956
Operating lease right-of-use assets	28,487
Other assets	47,251
Total Assets Acquired	$1,401,349
Accounts payable and accrued expenses	75,647
Accrued compensation and profit sharing	25,051
Accrued member distributions payable	12,803
Delayed share purchase agreement	1,818
Earn-in consideration payable	1,519
Operating lease liabilities	29,047
Debt	124,533
Deferred tax liability, net	43,906
Other liabilities	15,149
Total Liabilities Assumed	$329,473
Total Assets Acquired and Liabilities Assumed	1,071,876
Non-controlling interest in subsidiaries	(760)
$1,071,116

For the period from January 3, 2023 to September 30, 2023, cash and cash equivalents at the beginning of the period of $194.1 million included the proceeds from the PIPE Investors related to the private placement issuances, remaining cash held in the trust account, and the beginning balance sheet cash from each of Alvarium, TIG, and TWMH.

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

During the nine months ended September 30, 2023, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $19.2 million. The increase in goodwill was due to a $21.6 million decrease in the fair value of acquired intangible assets, a $5.4 million decrease in the fair value of acquired equity method investments, offset by a $6.4 million decrease to deferred tax liabilities, a $0.8 million increase in Management/advisory fees receivable, a $0.3 million decrease in Other liabilities, a $0.2 million increase in Accounts payable and accrued expenses, and a

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
$0.1 million increase in Other assets, that arose from the measurement period adjustments. Additionally, the Company made certain measurement period adjustments to the opening equity balance as a result of the Business Combination, which resulted in a decrease to opening additional paid-in capital of $1.3 million and an immaterial decrease to non-controlling interest in subsidiaries as of January 3, 2023. The measurement period adjustments were a result of the change in net assets described earlier.

The fair values of assets acquired and liabilities assumed are expected to be finalized during the measurement period, which ends no later than December 31, 2023.

There is no income statement impact of the measurement period adjustments during the period from July 1, 2023 to September 30, 2023, because the amortization expense relating to intangible assets was adjusted in the prior quarter, and equity method investments are reported on a lag basis.

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

Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. Goodwill is allocated between the two reporting segments: Wealth Management and Asset Management. The initial goodwill allocation between Wealth Management and Asset Management at the acquisition date was $293.7 million and $250.2 million, respectively.
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

AL Wealth Partners Pte. Ltd.

On April 6, 2023, (the “ALWP Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of AL Wealth Partners Pte. Ltd. (“AL Wealth Partners”) pursuant to the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
terms of the share purchase agreement between the Company and AL Wealth Partners (the “ALWP Acquisition”). The primary purpose of the ALWP Acquisition is to acquire AL Wealth Partners’ extensive business within Southeast Asia to further expand the Company’s global operations.

The ALWP Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from AL Wealth Partners, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the ALWP Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the ALWP Acquisition Date as required under ASC 805.

The ALWP Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.5 million, with the total amount paid in cash. The Company will make second and third payments to the sellers of AL Wealth Partners on the third and fifth anniversary of the ALWP Acquisition Date, respectively. Management has determined that these payments are compensatory in nature and will be treated as future compensation expense. There is no contingent consideration as part of the ALWP Acquisition.

The Company incurred $0.3 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the ALWP Acquisition:

(Dollars in Thousands)	ALWP Acquisition Date Fair Value
Cash and cash equivalents	$1,092
Management/advisory fees receivable	1,952
Property, plant and equipment	654
Intangible assets	12,300
Goodwill	987
Operating lease right-of-use assets	1,048
Other assets	484
Total Assets Acquired	18,517
Accounts payable and accrued expenses	358
Operating lease liabilities	1,048
Other liabilities	1,581
Total Liabilities Assumed	$2,987
Total Assets Acquired and Liabilities Assumed	$15,530

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the ALWP Acquisition Date. During the period ended September 30, 2023, there were no measurement period adjustments made to the assets acquired or liabilities assumed. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Goodwill is comprised of expected synergies for the combined operations, including employees and customer relationships acquired in a business combination. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth Management segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment annually to determine changes in goodwill at the Wealth Management reporting unit. The Company will also test goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount.

Below is a summary of the intangible assets acquired in the ALWP Acquisition:

(Dollars in Thousands)	ALWP Acquisition Date Fair Value	Estimated Life (Years)
Customer Relationships	$12,300	10
Total Intangible Assets	$12,300

The fair value for customer relationships was determined using the multi-period excess earnings method. The intangible assets are subject to amortization over a useful life of 10 years.

The results of operations for the ALWP Acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the date of ALWP Acquisition. The ALWP Acquisition did not have a material impact on the Company’s Condensed Consolidated Financial Statements, and, therefore, historical and pro forma disclosures have not been presented.

Alvarium Investment Managers (Suisse) SA

On August 2, 2023, (the “AIMS Acquisition Date”), the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of Alvarium Investment Managers (Suisse) SA (“AIMS”), increasing its interest from 30% to 100% (the “AIMS Acquisition”).

The AIMS Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from AIMS, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the AIMS Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the AIMS Acquisition Date as required under ASC 805.

The AIMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, and the payment of assumed liabilities. The total purchase consideration consists of the following amounts:

(Dollars in Thousands)	AIMS Amount
Initial Cash consideration	$5,711
Equity consideration	1,459
Deferred cash consideration	6,695
Earn-out consideration	2,721
Payment of assumed liabilities	168
Total purchase consideration transferred	$16,754

The deferred cash consideration is payable no later than September 30, 2024 and the earn-out consideration is payable no later than December 31, 2024.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

At the AIMS Acquisition Date, as required by ASC 805, the Company’s existing 30% equity interest in AIMS, which was previously recognized as an equity method investment, was revalued to reflect the fair value at this date. The fair value of this existing equity method investment was $7.2 million. This change in fair value has resulted in a gain of $1.7 million being recognized, this amount has been recognized in the Gain (loss) on investments line of the Condensed Consolidated Statement of Operations.

The Company incurred $0.01 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the AIMS business combination:

(Dollars in Thousands)	AIMS Acquisition Date Fair Value
Cash and cash equivalents	$1,401
Management/advisory fees receivable	1,057
Equity Method investments	57
Intangible assets	9,679
Goodwill	14,299
Operating lease right-of-use assets	298
Other assets	323
Total Assets Acquired	27,114
Accounts payable and accrued expenses	784
Operating lease liabilities	298
Other liabilities	2,097
Total Liabilities Assumed	$3,179
Total Assets Acquired and Liabilities Assumed	$23,935

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the AIMS Acquisition Date. During the period ended September 30, 2023, there were no measurement period adjustments made to the assets acquired or liabilities assumed. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

Goodwill is comprised of expected synergies for the combined operations, including employees and customer relationships acquired in a business combination. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth Management segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment annually to determine changes in goodwill at the Wealth Management reporting unit. The Company will also test goodwill for impairment in other periods if an event occurs or circumstances change that may indicate impairment.

Below is a summary of the intangible assets acquired in the AIMS business combination:

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands)	AIMS Acquisition Date Fair Value	Estimated Life (Years)
Customer Relationships	$9,679	14
Total Intangible Assets	$9,679

The fair value for customer relationships was determined using the multi-period excess earnings method. The intangible assets are subject to amortization over a useful life of 14 years.

The results of operations for the AIMS Acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the AIMS Acquisition Date. The AIMS Acquisition did not have a material impact on the Company’s Condensed Consolidated Financial Statements, and, therefore, historical and pro forma disclosures have not been presented. Prior to the AIMS Acquisition Date, the results of AIMS were included as a 30% held equity method investment.

Alvarium Home REIT Advisors Ltd

On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Asset Management segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Condensed Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023, and its accounts were removed from the Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which is recorded in Impairment loss on goodwill and intangible assets in the Condensed Consolidated Statement of Operations. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 3, 2023.

Assets Held for Sale

FOS is a part of the Company’s international wealth management business. The Company met the criteria required to classify this expected disposal as an asset held for sale. The disposal of FOS is expected to occur within the next twelve months. This disposal represents a strategic shift that will not have a major impact on the Company’s operations, and as such, is not classified as a discontinued operation. The assets and liabilities of FOS are presented separately as held for sale in the Condensed Consolidated Statement of Financial Position as of September 30, 2023. Subsequently on November 6, 2023, the Company entered into an agreement to sell FOS for a cash consideration of approximately $20.1 million. See Note 21 (Subsequent Events) for further discussion of this disposal.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The carrying amounts of the major classes of assets and liabilities of FOS presented as held for sale at September 30, 2023 is as follows:

As of
(in thousands)	September 30, 2023 (Successor)
Assets
Cash and cash equivalents	$2,167
Fees receivable, net	4,482
Intangible assets, net of accumulated amortization	3,219
Operating lease right-of-use assets	416
Deferred tax asset, net	256
Other assets	363
Total assets held for sale	$10,901
Liabilities
Accounts payable and accrued expenses	$(135)
Operating lease liabilities	(383)
Deferred tax liability, net	(295)
Deferred income	(988)
Other liabilities	(376)
Total liabilities held for sale	$(2,178)

(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Period		For the Period
(Dollars in Thousands)	July 1, 2023 – September 30, 2023 (Successor)	July 1, 2022 – September 30, 2022 (Predecessor)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Management/Advisory fees	$45,062	$18,583	$138,972	$57,445
Incentive fees	885		1,931	—
Distributions from investments	2,596		14,829	—
Other fees/income	701		3,440	—
Total Income	$49,244	$18,583	$159,172	$57,445

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands)	As of September 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Management/Advisory fees receivable
Beginning balance	$30,544	$20,019
Ending balance	30,258	19,540

Incentive fees receivable
Beginning balance	$3,540	$—
Ending balance	1,098	—

Other fees/income receivable
Beginning balance	$4,106	$—
Ending balance	742	—

Deferred management/advisory fees
Beginning balance	$(945)	$—
Ending balance	(73)	—

Deferred other fees/income
Beginning balance	$(422)	$—
Ending balance	(250)	—
(5)Equity-Based Compensation and Earn-in Expenses

In connection with the Business Combination, certain of TWMH’s restricted units vested and the Company granted fully vested shares to Alvarium’s employees, resulting in compensation expense of $4.2 million and $24.6 million, respectively, during the period from January 3, 2023 to September 30, 2023. The $24.6 million consisted of $21.0 million related to the acceleration of 2.1 million of earn-out shares at closing and $3.6 million for 360,485 shares related to another transaction completed in contemplation of and for the benefit of the acquirer under Topic 805. None of these stock awards were outstanding after the Business Combination.
Upon completion of the Business Combination, the Company issued 60,800 shares of Class A Common Stock to employees of the Company. These awards vested in full immediately and had a fair value of $10.00 per share, resulting in compensation expense of $0.6 million during the period from January 3, 2023 to September 30, 2023.

In connection with the Business Combination, the Company granted 65,554 shares of Class A Common Stock to its board of directors on March 23, 2023. These awards vest over an approximate nine month period and had a fair value of $12.56 per share, resulting in compensation expense of $0.5 million during the period from January 3, 2023 to September 30, 2023.
On May 31, 2023, the Company granted 4,693,621 shares of Class A Common Stock with a fair value of $4.35 per share to employees as restricted units, vesting over a three year period. Since the initial grant date, 99,135 shares have been forfeited for a remaining total of 4,594,486 resulting in compensation expense of $1.6 million and $3.1 million for the period from July 1, 2023 to September 30, 2023 and the period from January 3, 2023 to September 30, 2023, respectively, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations. In addition, during the period from January 3, 2023 to September 30,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
2023, the Company granted 107,263 shares of Class A Common Stock with fair values representative of buy-out equity awards to employees as restricted units, vesting generally over a one to three year period, resulting in compensation expense of $0.5 million for both the periods from July 1, 2023 to September 30, 2023 and from January 3, 2023 to September 30, 2023.

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024 and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of 10 business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million, respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins.

The Company recognized an expense for the earn-ins of $2.4 million and $0.7 million for the period from July 1, 2023 to September 30, 2023 and the period from July 1, 2022 to September 30, 2022, respectively, and $4.5 million and $2.2 million for the period from January 3, 2023 to September 30, 2023 and the period from January 1, 2022 to September 30, 2022, respectively, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same fact pattern as the above-described amendment for the compensatory earn-ins. This contingent consideration is recorded as a liability of $1.7 million as of September 30, 2023 and $1.5 million as of December 31, 2022 in the “Earn-in consideration payable” line of the Condensed Consolidated Statement of Financial Condition.

In connection with TWMH’s historical acquisition of TIH, the Delayed Share Purchase Agreement (“TIH SPA”) was amended on July 28, 2023. The TIH SPA was amended to include the Company’s Class A Common Stock as part of the purchase price. On August 1, 2023, the Company granted 152,930 shares of Class A Common Stock with a fair value of $7.70 per share under the terms of the TIH SPA amendment. The amendment to the purchase price is compensatory in nature. The Company recognized an expense for the TIH SPA of $1.2 million for both the periods from July 1, 2023 to September 30, 2023 and from January 3, 2023 to September 30, 2023, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The Company is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Umbrella Partnership. The Umbrella Partnership is a partnership for U.S. federal income tax purposes and a taxable entity for certain state and local taxes, such as New York City and Connecticut unincorporated business tax (“UBT”). Further, the Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of Warrants and Class B Units for shares of Class A Common Stock, inclusive of an analysis of tax basis and state tax implications of the Umbrella Partnership and its underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Umbrella Partnership and its underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.

The Company had an effective tax rate of 1.0% and 5.1% for the periods from July 1, 2023 to September 30, 2023 and from January 3, 2023 to September 30, 2023, respectively, and 13.3% and 25.9% for the three and nine months ended September 30, 2022, respectively. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of September 30, 2023, the Company has recorded valuation allowances against a portion of its deferred tax assets generated by its subsidiaries in the United Kingdom. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

As of September 30, 2023 and September 30, 2022, the Company has evaluated its tax filing positions and has not recorded a reserve for unrecognized tax benefits.
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
Level 3 Valuation Techniques
As the Company exercised significant judgement over unobservable inputs, the fair values of these financial instruments are considered Level 3 measurements:
•The Company utilized a Monte Carlo simulation to measure the Business Combination Earn-out and TRA liabilities. This simulation uses rates to appropriately capture the risk associated with each obligation. The Company adjusts the liabilities to fair value each reporting period based on certain metrics within the respective agreements. Changes in fair value are recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change. Refer to the valuation methodologies table below for further analysis of level 3 valuations.
•The Company utilized a Monte Carlo simulation to measure the earn-out liability associated with the acquisition of AIMS. The valuation of the AIMS earn-out liability captures the risk of the obligation through financial metrics adjusted for market risk. Changes in the fair value are recognized in other expense in the Condensed Consolidated Statement of Operations. Refer to the valuation methodologies table below for further analysis of level 3 valuations.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following is a summary categorization, as of September 30, 2023 and December 31, 2022, of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments:
Investments at fair value as of September 30, 2023 and December 31, 2022 are presented below:

	As of September 30, 2023 (Successor)
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$51	$—	$—	$51
Exchange-traded funds	111	—	—	111
Investments – External Strategic Managers	—	—	163,125	163,125
Investments – Affiliated Funds (1)	—	—	—	1,373
Total	$162	$—	$163,125	$164,660

Liabilities:
Earn-out liability	$—	$—	$45,549	$45,549
AIMS earn-out liability (2)	—	—	2,721	2,721
TRA liability (3)	3,711	—	14,331	18,042
Earn-in consideration payable	1,708	—	—	1,708
Total	$5,419	$—	$62,601	$68,020
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
(2) Included in Other liabilities in the Condensed Consolidated Statement of Financial Position.
(3) The Company carries a portion of its TRA liability at fair value, as it is contingent consideration from the Business Combination.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the Condensed Consolidated Statement of Operations. During the period from July 1, 2023 to September 30, 2023, there was one transfer from Level 3 to Level 1 of the earn-in consideration payable. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of September 30, 2023 and December 31, 2022:

	Level 3 Liabilities as of September 30, 2023 (Successor)
(Dollars in Thousands)	TRA Liability	Earn-out Liability	AIMS earn-out liability	Total
Beginning balance	$13,000	$91,761	—	$104,761
Issuances	—	—	2,721	2,721
Settlements	—	—	—	—
Net gains/(losses)	1,331	(46,212)	—	(44,881)
Ending balance	$14,331	$45,549	2,721	$62,601

	Level 3 Liabilities as of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Earn-in consideration payable	Payout right	Total
Transfers into Level 3	$—	$—	$—
Transfers out of Level 3	—	—	—
Purchases	—	—	—
Issuances	1,519	3,662	5,181
Ending balance	$1,519	$3,662	$5,181

	Level 3 Assets as of September 30, 2023 (Successor)
(Dollars in Thousands)	Investments – External Strategic Managers	Total
Beginning balance	$146,130	$146,130
Realized and Unrealized Gains (Losses)	$1,628	$1,628
Purchases	$15,367	$15,367
Ending balance	$163,125	$163,125

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of September 30, 2023

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$163,125	Discounted Cash Flow	Discount rate	20.0% -31%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$14,331	Monte Carlo	Volatility	42.5%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	5.9% - 7.4%	Lower
			Equity risk premium	7.3% - 12.9%	Lower
Earn-out liability	$45,549	Monte Carlo	Volatility	45.0%	Higher
			Risk-free rate	4.7%	Higher
AIMS earn-out liability	$2,721	Monte Carlo	Revenue Volatility	12.0%	Higher
			Risk-free rate	1.1%	Higher
			Revenue Discount Rate	4.0%	Lower
			Liability Discount Rate	5.4%	Lower

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
(8)Equity Method Investments
As of September 30, 2023 and December 31, 2022, the Company had $27.9 million and an immaterial amount of equity method investments, respectively, recorded within equity method investments on the condensed consolidated statements of financial position. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the periods from July 1, 2023 to September 30, 2023 and from January 3, 2023 to September 30, 2023, the Company recognized $0.0 million and $0.3 million, respectively, of impairment on its equity method investments. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. We therefore assess for indicators of impairment every quarter, and as a result of a number of factors, namely market conditions, we recognized an impairment to these assets of $1.8 million and $3.6 million for the periods from July 1, 2023 to September 30,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
2023 and from January 3, 2023 to September 30, 2023, respectively, in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

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
The Cost and Fair Value of Investments at fair value as of September 30, 2023 and December 31, 2022 are presented below:

	As of September 30, 2023 (Successor)		As of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$75	$51	$73	$44
Exchange-traded funds	119	111	115	101
TIG Arbitrage Associates Master Fund	214	223	—	—
TIG Arbitrage Enhanced Master Fund	297	311	—	—
TIG Arbitrage Enhanced	682	725	—	—
Arkkan Opportunities Feeder Fund	111	114	—	—
Arkkan Capital Management Limited	20,062	24,081	—	—
Zebedee Asset Management	68,913	68,309	—	—
Romspen Investment Corporation	72,523	70,735	—	—
Total	$162,996	$164,660	$188	$145
The Company’s Investments at fair value include unrealized gains (losses) and realized gains (losses) in the Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The breakdown of unrealized gains (losses) and realized gains (losses) for the relevant periods are as follows:

	For the Period		For the Period
(Dollars in Thousands)	July 1, 2023 – September 30, 2023 (Successor)	July 1, 2022 – September 30, 2022 (Predecessor)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Gains (Losses) on Investments at FV:
Realized losses	$—	$(41)	$—	$(65)
Unrealized gains (losses)	(189)	353	1,675	256
Total gains (losses) on Investments at fair value	$(189)	$312	$1,675	$191
(10)Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of September 30, 2023 (Successor)
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Impairment	Held for Sale	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	25.4	$184,805	$—	$(2,039)	$(5,220)	$177,546
Investment management agreements (1)	18.5	97,481	(29,393)	—	(3,615)	64,473
Trade names	10.0	14,778	—	(1,180)	(1,177)	12,421
Acquired internally developed software	5.0	1,000	—	—	(150)	850
Other intangible asset	0.0	622	—	—	(622)	—
Total amortized intangible assets		298,686	(29,393)	(3,219)	(10,784)	255,290
Non-amortized intangible assets (2)
Investment management agreements		245,900	—	—	—	245,900
Total intangible assets		$544,586	$(29,393)	$(3,219)	$(10,784)	$501,190

(1) During the period from January 3, 2023 to September 30, 2023, the Company deconsolidated AHRA (See Note 3 (Business Combinations and Divestitures)) and as a result, recorded an impairment charge of $29.4 million to the carrying value of AHRA’s investment advisory agreement with Home REIT, which is recorded in the line item Impairment loss on goodwill and intangible assets in the Condensed Consolidated Statement of Operations.

(2) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

During the period from January 3, 2023 to September 30, 2023, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a decrease to Intangible assets, net of $21.6 million. See Note 3 (Business Combinations and Divestitures).

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

Amortization expense of approximately $3.2 million and $0.5 million for the periods from July 1, 2023 to September 30, 2023 and from July 1, 2022 to September 30, 2022, respectively, and $10.8 million and $1.4 million for the periods from January 3, 2023 to September 30, 2023 and from January 1, 2022 to September 30, 2022, respectively, were recognized.
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of September 30, 2023 (Successor)
2023	$3,281
2024	13,124
2025	13,124
2026	13,124
2027 and beyond	212,637
Total	$255,290

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(11)Other assets, net
The following table provides a reconciliation of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of September 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Fixed assets, net:
Leasehold improvements	$4,537	$2,571
Office equipment and furniture	3,457	2,895
Foreign currency translation difference	(142)	—
Accumulated depreciation and amortization	(3,941)	(4,491)
Fixed assets, net	3,911	975
Accrued income	14,607	—
Prepaid expenses	9,618	1,898
Sundry receivables	7,864	—
Other receivables	8,436	579
Interest rate swap	—	241
Other assets	2,756	124
Other assets, net (1)	$47,192	$3,817

(1) As of September 30, 2023, this amount includes $9.1 million in receivables due from related parties. See Note 16 (Related Party Transactions) for further details.
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
The components of lease costs are as follows:

	For the Period		For the Period
(Dollars in Thousands)	July 1, 2023 – September 30, (Successor)	July 1, 2022 – September 30, (Predecessor)	January 3, 2023 – September 30, (Successor)	January 1, 2022 – September 30, (Predecessor)
Operating lease expense	$2,090	$750	$6,151	$2,250
Variable lease expense	829	492	2,432	1,185
Short-term lease expense	194	38	606	106
Total lease expense	$3,113	$1,280	$9,189	$3,541

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Period
(Dollars in Thousands)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Operating cash flow information:
Operating cash flow from operating leases	$5,279	$2,192
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	2,416	—
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

As of September 30, 2023 (Successor)
Weighted-average remaining lease term	5.03
Weighted-average discount rate	6.00%
Future minimum lease payments for the Company’s operating leases as of September 30, 2023, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2023	$1,827
2024	8,243
2025	7,486
2026	5,197
2027	3,582
2028 and beyond	6,687
Total lease payments	33,022
Less: Imputed interest	3,462
Present value of lease liabilities	$29,560

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(13)Goodwill, net
The following table provides a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position for the period from January 3, 2023 to September 30, 2023 and for the nine-month period ended September 30, 2022.

(Dollars in Thousands)	Asset Management As of September 30, 2023 (Successor)	Wealth Management As of September 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Beginning Balance
Gross goodwill	$263,429	$297,759	$22,185
Net goodwill:	$263,429	$297,759	$22,185

Goodwill acquired during the period	$—	$11,356	$3,279
Impairment charges	(153,589)	—	—
Measurement period adjustments	(1,178)	(376)	—
Currency translation and other adjustments	(8,482)	513	—
	$(163,249)	$11,493	$3,279
Ending Balance
Gross goodwill	$100,180	$309,252	$25,464
Net goodwill	$100,180	$309,252	$25,464

During the period from July 1, 2023 to September 30, 2023, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a decrease to goodwill of $1.5 million. See Note 3 (Business Combinations and Divestiture).

Further, the Company evaluated as of September 30, 2023 whether circumstances existed, indicating that the fair value of its reporting units may have declined to an amount lower than the carrying value of goodwill recorded on its consolidated balance sheet as of that date. The Company considered a variety of factors, including the impact of prevailing market conditions, persistently high interest rates and uncertainties caused by inflation and certain world events as well as the recent actions taken by the Company to restructure and reposition certain of the businesses within its reporting units. Based on the evaluation of these factors, the Company concluded that triggering events had occurred during the period that required the Company to assess whether the goodwill allocated to its Asset Management segment was impaired. Accordingly, the Company performed a goodwill impairment test, which compared the estimated fair value of the Asset Management reporting unit to its carrying value. The Company utilized the discounted cash flow method under the income approach and the Guideline Public Company Method (“GPCM”) under the market approach, in equal weightings, in determining a fair value for the reporting unit. The results of the impairment test performed at September 30, 2023 indicated that the carrying value of the Asset Management reporting unit exceeded its estimated fair value by $153.6 million. Consequently, the Company recognized a goodwill impairment charge for this amount in the Condensed Consolidated Statement of Operations for the period ended September 30, 2023.

The assumptions used in the discounted cash flow analyses require significant judgment, including judgment about appropriate growth rates and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on its current assessment of the markets and on assumed growth rates expected as of the measurement date. The key assumptions used in the cash flows were revenue growth rates, operating expenses, gross margins, and discount rates that appropriately reflect the risks inherent in the cash flow streams. Under the GPCM approach, the significant assumptions include the consideration of stock price and financial metrics from guideline companies.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The Company believes that its procedures for estimating the fair value of the reporting units are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our reporting units. Future impairments of our reporting units could be required, which could be material to the consolidated financial statements.

(14)Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of September 30, 2023:

	As of September 30, 2023 (Successor)
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)
Credit Agreement
Term Loans	$96,250	$94,554	$96,250
Revolving Credit Facility	78,250	78,250	78,250
Total Debt	$174,500	$172,804	$174,500
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loans and Revolving Credit Facility approximates carrying value as of September 30, 2023 due to the recent issuance of the debt instruments. The fair value is categorized as Level 3 under ASC 820.
Credit Agreement

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with BMO Harris Bank N.A., as administrative agent, for a senior secured credit facility (the “BMO Credit Facility”) in an aggregate principal amount of $250.0 million, consisting of term loan commitments for an aggregate principal amount of $100.0 million (the “Term Loans”) and a revolving credit facility with commitments for an aggregate commitment amount of $150.0 million (the “Revolving Credit Facility”), with an accordion option to increase the revolving commitments an additional $75.0 million to $225.0 million total. Upon the Closing, the Company had initially acquired legacy debt obligations from its subsidiaries in the amount of $124.4 million. Subsequently, after the Closing, the Company obtained additional financing through the BMO Credit Facility from which proceeds from borrowings were used to repay outstanding debt obligations acquired through the transaction, and also for working capital and general corporate purposes, including, without limitation, permitted acquisitions.

The Term Loans and Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan is subject to quarterly amortization payments and will mature on January 3, 2028. The Revolving Credit Facility will terminate on January 3, 2028. As of September 30, 2023, unfunded commitments on the Revolving Credit Facility amounted to $71.8 million, and the weighted-average interest rate the outstanding borrowings of this facility was 8.5%. As security for the Term Loans and Revolving Credit Facility, the borrower and the guarantors thereunder have pledged substantially all of their assets, subject to agreed-upon exclusions. The guarantor group consists of the Company’s U.S. and non-U.S. subsidiaries, subject to an agreed-upon materiality threshold. As of September 30, 2023, total outstanding debt, net of unamortized deferred financing costs amounted to $172.8 million.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
First Amendment to Credit Agreement

On March 31, 2023 the Company executed the First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment permits the Company to extend the time period for certain payments to be made that would have otherwise been restricted by the Credit Agreement.

A copy of the First Amendment is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Second Amendment to Credit Agreement

On November 10, 2023, the Company entered into the Second Amendment to the Credit Agreement (“the Second Amendment”). The Second Amendment, among other things, temporarily amends, from the date of the amendment until effectively April 1, 2024, the following provisions of the Credit Agreement:

•The aggregate commitment amount under the Revolving Credit Facility is reduced from $150.0 million to $110.0 million;
•The financial covenants in the Credit Agreement are adjusted to allow for a higher Total Leverage Ratio and Modified Leverage Ratio as well as a lower Interest Coverage Ratio;
•During the amendment period, cash proceeds from the issuance of any debt, (other than certain debt permitted under the Credit Agreement) and any equity securities issued by the Company are required to be used to repay amounts outstanding under the facility, first under the Term Loans until such Term Loans are repaid in full and then under the Revolving Credit Facility, until the Revolving Credit Facility is reduced to $50.0 million in the aggregate; and
•Beginning after the end of the amendment period, certain clauses in the Credit Agreement that pertain to restricted payments are amended.

A copy of the Second Amendment is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
The Company has initiated discussions with the administrative agent regarding potentially making further amendments to the Credit Agreement. The Company is evaluating various options in relation to the Credit Agreement, including to partially or fully repay the debt outstanding or to make further amendments to its terms. This evaluation is being made in connection with a broader review of the Company’s capital planning for the short to medium term, including its needs for sources of capital to complete acquisitions to facilitate growth, its business strategy as it pertains to how certain of its business activities are funded, as well more generally as to how it should optimize its capital structure.

As required by accounting standards, the Company has performed an assessment based on its current operations and capital structure of its ability to generate sufficient cash flows to meet its financial obligations for one year subsequent to the financial statement issuance date, based on conditions known and reasonably knowable as of the financial statement issuance date. Management has performed this required assessment as of November 14, 2023, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months.

Management’s assessment is subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control including the impact of the macroeconomic environment, and that are difficult to predict as to timing, extent, likelihood, and degree of occurrence, and that could cause actual results to differ from estimates and forecasts, potentially materially. Based upon the results of Management’s assessment, these interim unaudited consolidated financial statements have been prepared on a

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
going concern basis. The interim unaudited consolidated financial statements do not include any adjustments that could result from the outcome of the aforementioned risks and uncertainties.

The following tables summarize outstanding debt obligations of the Company as of December 31, 2022 :

	As of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)
Term Loan	$5,760	$5,760
Revolving Credit Facility	14,050	14,050
Promissory Notes	1,377	1,377
Total Debt	$21,187	$21,187
(1) There were no unamortized debt issuance costs as of December 31, 2022.

As of December 31, 2022, the Company had an outstanding Term Loan borrowing of $5.8 million with interest calculated based on a variable one-month LIBOR rate plus 1.50%, subject to a LIBOR floor. The Company entered into an interest rate swap agreement in 2020, which converted the variable rate to a fixed rate of 2.60% on borrowings under the Term Loan. The Company also had an outstanding balance of $14.1 million on its Revolving Credit Facility with interest calculated at the rate of the Daily Bloomberg Short-Term Bank Yield Index rate plus 1.50% and an unused commitment fee is 0.15% per annum. In addition, the Company had an outstanding promissory note balance of $1.4 million with interest calculated 3.25%. As of December 31, 2022, total outstanding debt, net of unamortized deferred financing costs amounted to $21.2 million.
Contractual maturities of the Term Loans as of September 30, 2023, are set out in the table below:

(Dollars in Thousands)	Aggregate Maturities
Rest of 2023	$1,250
2024	$5,000
2025	$7,500
2026	$10,000
2027	$10,000
Thereafter	$62,500
Total	$96,250
Debt is prepayable without penalty prior to maturity. Borrowings under the Revolving Credit Facility are due and payable on the termination date or an earlier date at the Company’s discretion.
(15)Retirement Plans
The Company sponsors a defined–contribution 401(k) plan for the benefit of its employees. The plan allows employees to contribute a percentage of their salary subject to certain limitations, set forth by the Internal Revenue Service, on a pretax basis. At its discretion, the Company can make profit sharing plan contributions to the participants accounts. The Company’s contributions for the periods from July 1, 2023 to September 30, 2023 and from July 1, 2022 to September 30, 2022, were $0.8 million and $0.2 million, respectively, and for the periods from January 3, 2023 to September 30, 2023 and from January 1, 2022 to September 30, 2022, were

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
$2.4 million and $0.6 million, respectively, of which $1.0 million was payable as of September 30, 2023 and is included in accounts payable and accrued expenses on the condensed consolidated financial statements.

(Dollars in Thousands)
	For the Period		For the Period
	July 1, 2023 – September 30, 2023 (Successor)	July 1, 2022 – September 30, 2022 (Predecessor)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Plan Contributions	$752	$203	$2,424	$571
(16)Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of September 30, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$2,603	$1,161
Due from Equity Method Investees	Other assets	$6,470	$—

Related Party Payables
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(18,042)	$—
Delayed share purchase agreement	Delayed share purchase agreement	$(1,818)	$(1,818)
	Accrued compensation and profit sharing	$(300)	$(400)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium shareholders in connection with the Business Combination Earn-out	Earn-out liability, at fair value	$(45,549)	$—
AIMS earn-out liability	Other liabilities	$(2,721)	$—
Due to Equity Method Investees	Other liabilities	$(1,171)	$—

Shareholders' Equity
Delayed share purchase agreement	Additional paid-in capital	$(1,200)	$—

Due from TWMH Members

Certain TWMH Members were offered promissory notes to pay their estimated federal, state and local withholding taxes owed by such members, which constitute loans to members. Promissory notes totaling $1.5 million were issued by the Company in 2020, 2021 and 2022, and bear interest at an annual rate of three and one quarter percent (3.25%). Of these, certain promissory notes totaling $1.1 million included a forgiveness of debt provision. If at each of the first five one-year anniversaries of February 15, 2023, if the members’ employment relationship has not been terminated for any reason, an amount equal to twenty percent (20%) of the principal and accrued interest, shall be forgiven. Upon termination of employment, any outstanding amount of loan not forgiven becomes due within 30 days. The additional notes totaling $0.4 million were due on or

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
before the closing date of the transaction and have been paid back in full to the Company as of September 30, 2023.

For the periods from July 1, 2023 to September 30, 2023 and from July 1, 2022 to September 30, 2022, the Company recognized $65 thousand and $67 thousand, respectively, and for the periods from January 3, 2023 to September 30, 2023 and from January 1, 2022 to September 30, 2022, the Company recognized $196 thousand and $213 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial Condition. As of September 30, 2023 and December 31, 2022, the balance of loans to members were $0.8 million and $1.2 million, respectively.

Delayed Share Purchase Agreement

On July 28, 2023, the Company amended the delayed shared purchase agreement for the shares of Tiedemann International Holdings, AG, which are owned by an executive and shareholder of the Company. The amendment adjusted the purchase price from $2.2 million in cash to $2.1 million in cash and $1.2 million in the Company’s Class A Common Stock. The cash purchase price has been recognized in the Condensed Consolidated Statement of Financial Condition as Delayed share purchase agreement and Accrued compensation and profit sharing. As of September 30, 2023 and December 31, 2022, the delayed share purchase agreement liability is reported as $1.8 million and $1.8 million, respectively. As of September 30, 2023 and December 31, 2022, the portion of the Delayed share purchase agreement reported in Accrued compensation and profit sharing is $0.3 million and $0.4 million, respectively. The stock purchase price has been recognized in the Condensed Consolidated Statement of Financial Condition as additional paid-in capital. As of September 30, 2023 and December 31, 2022, the portion of the delayed share purchase agreement reported in Additional paid-in capital is reported as $1.2 million and $0.0 million, respectively.

For both the periods from July 1, 2023 to September 30, 2023 and from January 3, 2023 to September 30, 2023, the Company recognized $1.1 million, and for both the periods from July 1, 2022 to September 30, 2022 and January 1, 2022 to September 30, 2022, the Company recognized $0.0 million, respectively, of stock and cash compensation associated with the delayed share purchase agreement within Compensation and employee benefits expense on the Condensed Consolidated Statement of Operations.

Due from TIG GP Members and TIG MGMT Members

The Company recognized a receivable for amounts due from certain TIG GP Members and TIG MGMT Members. The receivable does not have specific payment terms or a stated rate of interest. This receivable is presented in Other assets on the Condensed Consolidated Statement of Financial Condition and as of September 30, 2023, the balance of the receivable was $1.8 million.

Equity Method Investees

The Company’s transactions with Equity Method Investees include receivables related to loans, fees, and expenses, which are presented in Other assets on the Condensed Consolidated Statement of Financial Condition, and payables related to loans, fees and expenses, which are presented in Accounts payable and accrued expenses and Other Liabilities on the Condensed Consolidated Statement of Financial Condition.

For the period from January 3, 2023 to September 30, 2023, the Company recognized $0.5 million in Management/advisory fees, $2.7 million in Compensation and employee benefits, $(0.4) million in Other income/fees and $(32.6) thousand in Interest and dividend income (expense) from equity method investees on the Condensed Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Tax Receivable Agreements

On the Closing Date, the Company entered into the Tax Receivable Agreement. The TRA generally provides for certain payments and makes certain arrangements with respect to certain tax benefits to be derived by the Company and its subsidiaries as the result of the Business Combination and future exchanges by such TWMH Members, TIG GP Members and TIG MGMT Members of their Paired Interests for Class A Common Stock in accordance with the Umbrella LLC Agreement and the making of payments under the TRA.

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

The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability was $18.0 million as of September 30, 2023. The Company carries $14.3 million of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA exchange of $3.7 million is recorded at its carrying value. The Company recognized a gain of $0.8 million and a loss of $(1.3) million for the period from July 1, 2023 to September 30, 2023 and the period from January 3, 2023 to September 30, 2023, respectively, which is recorded in Gain (loss) on TRA in the Condensed Consolidated Statement of Operations.

On August 31, 2023, holders of Class B Common Stock exchanged a portion of such Class B Units to the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. For the period from January 3, 2023 to September 30, 2023, the Company made tax payments on behalf of and cash distributions to Class B Units holders related to the TRA of $1.0 million.

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of September 30, 2023, the fair value of the Business Combination Earn-out Liability was $45.5 million. The change in fair value of $46.2 million is recorded in Gain on earnout liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

AIMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AIMS, increasing its interest from 30% to 100%. The AIMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AIMS earn-out liability), and the payment of assumed liabilities. As of September 30, 2023, the AIMS earn-out liability of $2.7 million is reported in Other liabilities in the Condensed Consolidated Statement of Financial Position. Since the AIMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period
(Dollars in Thousands)	July 1, 2023 – September 30, 2023 (Successor)			July 1, 2022 – September 30, 2022 (Predecessor)
Net Income by Segment	Asset Management Segment	Wealth Management Segment	Total	Tiedemann Wealth Management Holdings, LLC
Revenue:
Management/advisory fees	$10,607	$34,455	$45,062	$18,583
Incentive fees	885	—	885	—
Distributions from investments	2,596	—	2,596	—
Other income/fees	656	45	701	—
Total income	$14,744	$34,500	$49,244	$18,583
Operating Expenses:
Compensation and employee benefits	12,206	26,379	38,585	12,048
Systems, technology, and telephone	1,246	2,566	3,812	1,719
Sales, distribution, and marketing	296	362	658	241
Occupancy costs	1,008	2,215	3,223	1,295
Professional fees	7,321	7,077	14,398	2,397
Travel and entertainment	383	699	1,082	297
Depreciation and amortization	1,471	2,205	3,676	583
General, administrative, and other	3,397	4,058	7,455	381
Total operating expenses	$27,328	$45,561	$72,889	$18,961
Operating loss	(12,584)	(11,061)	(23,645)	(378)
Other income (expenses):
Impairment loss on goodwill and intangible assets	(153,589)	—	(153,589)	—
Loss on investments	(3,706)	1,747	(1,959)	(45)
Gain on TRA	381	380	761	—
Gain on earn-out liability	4,667	4,668	9,335	—
Interest expense	(2,819)	(849)	(3,668)	(131)
Other expenses	—	(91)	(91)	(60)
Loss before taxes	(167,650)	(5,206)	(172,856)	(614)
Income tax (expenses) benefit	1,136	646	1,782	(82)
Net loss	$(166,514)	$(4,560)	$(171,074)	$(696)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the 9 Month Period Ended
(Dollars in Thousands)	January 3, 2023 – September 30, 2023 (Successor)			January 1, 2022 – September 30, 2022 (Predecessor)
Net Income by Segment	Asset Management Segment	Wealth Management Segment	Total	Tiedemann Wealth Management Holdings, LLC
Revenue:
Management/advisory fees	$39,131	$99,841	$138,972	$57,445
Incentive fees	1,931	—	1,931	—
Distributions from investments	14,829	—	14,829	—
Other income/fees	3,285	155	3,440	—
Total income	$59,176	$99,996	$159,172	$57,445
Operating Expenses:
Compensation and employee benefits	51,774	82,619	134,393	37,468
Systems, technology, and telephone	3,828	7,923	11,751	4,577
Sales, distribution, and marketing	759	993	1,752	678
Occupancy costs	3,188	6,567	9,755	3,399
Professional fees	26,931	25,810	52,741	5,480
Travel and entertainment	1,883	2,451	4,334	1,134
Depreciation and amortization	5,728	6,120	11,848	1,790
General, administrative, and other	5,862	5,564	11,426	1,044
Total operating expenses	$99,953	$138,047	$238,000	$55,570
Operating income (loss)	(40,777)	(38,051)	(78,828)	1,875
Other income (expenses):
Impairment loss on goodwill and intangible assets	(182,982)	—	(182,982)	—
Gain (loss) on investments	(5,018)	1,355	(3,663)	(20)
Loss on TRA	(665)	(666)	(1,331)	—
Loss on warrant liability	(6,433)	(6,433)	(12,866)	—
Gain on earn-out liability	23,106	23,106	46,212	—
Interest expense	(6,206)	(4,094)	(10,300)	(310)
Other expenses	(366)	(372)	(738)	(58)
Income (loss) before taxes	(219,341)	(25,155)	(244,496)	1,487
Income tax (expenses) benefit	6,534	6,044	12,578	(385)
Net income (loss)	$(212,807)	$(19,111)	$(231,918)	$1,102

(Dollars in Thousands)	As of
Assets by segment	September 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Asset management	$655,516	$—
Wealth management	$578,264	$91,989
Total assets	$1,233,780	$91,989

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(18)Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Registrant. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Period
	July 1, 2023 – September 30, 2023 (Successor)		January 3, 2023 – September 30, 2023 (Successor)
	Basic	Diluted	Basic	Diluted
Class A Shares	Included	Included	Included	Included
Class B Shares (1)	Excluded	If-converted method	Excluded	If-converted method
Warrants (2)	None outstanding	None outstanding	Excluded	Treasury stock method
Earn-Out Shares	Excluded	Excluded	Excluded	Excluded
Vested RSUs	None outstanding	None outstanding	None outstanding	None outstanding
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Holbein Earn-In Shares (3)	Excluded	Treasury stock method	Excluded	Treasury stock method

(1) The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.
(2) Prior to the Business Combination, the Company issued warrants to purchase Class A Shares. As of June 30, 2023, all warrants were exchanged for Class A Shares and no warrants are outstanding as of September 30, 2023.
(3) During the period July 1, 2023 to September 30, 2023, the Company modified the Holbein Earn-In shares arrangement such that the settlement of the Earn-In shares would be in shares at each service period. At September 30, 2023, the service periods related to the Holbein Earn-In shares had not been completed, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the periods July 1, 2023 to September 30, 2023 and January 3, 2023 to September 30, 2023. However, in calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the periods ended July 1, 2023 to September 30, 2023 and January 3, 2023 to September 30, 2023. For the periods ending March 31, 2023, and June 30, 2023, the Holbein Earn-In shares were excluded from the Company’s diluted earnings per share calculation as the Earn-In shares were classified as contingently issuable common shares. The key terms of the Holbein Earn-Ins are discussed in Note 5 (Equity-Based Compensation).

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

	For the Period
(Dollars in Thousands, except share data)	July 1, 2023 – September 30, 2023 (Successor)	January 3, 2023 – September 30, 2023 (Successor)
Net loss attributable to controlling interest - basic	$(88,721)	$(114,019)
Net loss available to the Company - diluted	$(88,721)	$(114,019)
Weighted-average shares of Class A Common Stock outstanding - basic	63,568,646	60,174,678
Weighted-average shares of Class A Common Stock outstanding - diluted	63,568,646	60,174,678
Loss per Class A Common Stock - basic	$(1.40)	$(1.89)
Loss per Class A Common Stock - diluted	$(1.40)	$(1.89)
The following potentially dilutive instruments were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	For the Period
	July 1, 2023 – September 30, 2023 (Successor)	January 3, 2023 – September 30, 2023 (Successor)
Class B Common Stock and Class B Units	54,421,975	36,484,979
Warrants	—	6,657,084
Earn-outs	10,396,318	10,396,318
Stock Awards	4,594,486	3,067,192
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
As of September 30, 2023, the liability associated with the TRA was approximately $18.0 million and consisted entirely of a liability recorded under ASC 805 associated with the Business Combination, and as such, is presented at fair value through the discount of future anticipated payments. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella For shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
under ASC 450, Contingencies. On August 31, 2023, holders of Class B Common Stock exchanged a portion of such Class B Units to the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction.
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
As of September 30, 2023, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $18.0 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Business Combination Earn-out

Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of September 30, 2023, the fair value of the earn-out shares was $45.5 million. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

AIMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AIMS, increasing its interest from 30% to 100%. The AIMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AIMS earn-out liability), and the payment of assumed liabilities. As of September 30, 2023, the AIMS earn-out liability of $2.7 million is reported in Other liabilities in the Condensed Consolidated Statement of Financial Position. Since the AIMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Litigation
From time to time, the Company may be involved in legal actions in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affects its results of operations, financial condition or cash flows.

Home REIT is a real estate investment trust company listed on the London Stock Exchange. Alvarium Fund Managers (UK) Limited (“AFM UK”) is its alternative investment fund manager and AHRA was its investment adviser until June 30, 2023. AFM UK is a wholly owned subsidiary of the Company. AHRA was owned by ARE (another wholly owned subsidiary of the Company) up until December 30, 2022, when AHRA was sold. As such, AHRA was not acquired by the Company pursuant to the Business Combination. Accordingly, AHRA has never been a part of AlTi. For UK regulatory purposes, up until June 30, 2023, AHRA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE (which is authorized and regulated by the UK Financial Conduct Authority).

Since November 2022, Home REIT and AHRA have been the subject of a series of allegations in the UK media regarding Home REIT’s operations, triggered by a report issued by a short seller. Following the publication of the short seller report, a UK law firm announced that it was seeking current and former shareholders of Home REIT to potentially bring claims in connection with the allegations. The announcement states that claims will likely be brought against Home REIT itself, its directors, and AFM UK.

On October 6, 2023, a pre-action letter of claim was received by, among others, AFM UK and ARE asserting potential claims against those entities relating to the above matters (a pre-action letter of claim is required to be sent by a claimant to a potential defendant under the Practice Direction on Pre-Action Protocols and Conduct contained in the United Kingdom’s Ministry of Justice Civil Procedure Rules prior to a claimant commencing litigation in the UK). The pre-action letter was sent by law firm acting on behalf of a group of current and former shareholders in Home REIT. The pre-action letter does not provide details of the quantum being claimed from any of the potential defendants (whether jointly or severally), and it is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though it may potentially be material to the Company. If any litigation or other action is commenced against AFM UK and/or ARE, our current assessment is that any such claims or actions should be defended and would be unlikely to succeed. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation. We will continue to assess any potential litigation or regulatory risk associated with the above-mentioned matters.

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
(20)Equity
Class A Common Stock

As of September 30, 2023, there were 64,770,908 shares of Class A Common Stock outstanding. Of those shares, 3,276,391 are subject to performance targets under the terms of the Business Combination Earn-out. The holders of the Class A Common Stock represent the controlling interest of the Company.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued 53,219,713 shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally.
(21)Subsequent Events
Management evaluated events and transactions through and including November 14, 2023, the date these financial statements were available to be issued. Based on management’s evaluation there are no events subsequent to September 30, 2023 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

Effective October 9, 2023, the Company entered into a lease to replace its existing office space in New York, New York. The term of the lease is approximately 17 years, which includes 30 months of total free rent during that period. The total fixed rent payments will be $63.5 million.

On November 10, 2023, the Company entered into the Second Amendment to our Credit Agreement. See Note 14 (Debt, net of unamortized deferred financing cost) for more information regarding this amendment.

On November 6, 2023, the Company entered into an agreement to sell FOS, which is a part of the Company’s Wealth Management segment, for a cash consideration of approximately $20.1 million. The agreement to sell is subject to regulatory approval but is unconditional in all other regards. The proceeds from the disposal will principally be used for further investment into the Company’s strategic priorities. The assets and liabilities of FOS are presented separately as held for sale in the Condensed Consolidated Statement of Financial Position as of September 30, 2023. See Note 3 (Business Combinations and Divestitures).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ALTI GLOBAL, INC.
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
Our Business
We are a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities with which we serve our clients and investors around the globe; and provide value to our shareholders:
•we manage or advise approximately $68.2 billion in combined assets;
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
Our business is global, with over 490 professionals operating in 22 cities in 10 countries across three continents as of September 30, 2023.
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
Fee Structure
Management/Advisory Fees
Our fees for our investment advisory services, family office, trust, and related administrative services are structured to align our financial incentives with those of our clients to promote the issuance of objective advice in our Wealth Management segment. The majority of our fees are generated from our discretionary asset management and are calculated from the value of the assets we manage for our clients. Fee revenues increase as our clients’ assets grow in value, and vice versa.

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
Incentive Fees
Our Asset Management event-driven strategy and certain accounts within our international Wealth Management business are entitled to receive incentive fees if certain performance returns have been achieved as stipulated in our governing documents. We recognize our incentive fees when it is no longer probable that a significant reversal of revenue will occur. Our incentive fees are not subject to clawback provisions. The majority of fees for the event-driven strategy are typically recognized in the fourth quarter of each calendar year.
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
Market Trends and Business Environment

Our business is directly and indirectly affected by conditions in the financial markets and economic conditions, particularly in the U.S. and to a lesser extent in Europe, and Asia. Our business is also sensitive to current and expected interest rates, as well as the currency markets.

After a strong start to the year with positive gains across equities and fixed income to the end of July 2023, global equity and fixed income markets declined in August and September to lead to an overall third quarter decline in returns. The S&P 500 and the MSCI All Country World Index decreased by 3.3% and 3.5%

respectively, in the quarter. Fixed income markets were mostly negative as bond prices fell and yields rose. The 10-year U.S. Treasury bond yields increased by over 0.7% over the quarter to a 16-year high. As a result, the Bloomberg U.S. Aggregate Bond Index declined by 3.2% in the third quarter of 2023, while the Barclays Global Aggregate Index declined by 3.6% over the same time frame. Though it is worth noting that US corporate bonds, gold and hedge funds generally outperformed equities and government bonds during this period.

The main driver of the negative performance in stocks and government bonds over the quarter was the hawkish comments from the Federal Reserve that short-term interest rates need to remain ‘higher for longer’ to continue to bring down inflation. In other words, a restrictive policy stance will remain in place until the Federal Reserve and other Central Banks achieve their stated inflation targets of 2%. Investors were also unnerved by the expected size of the US fiscal deficit in 2023 as announced by the Congressional Budget Office and the need for large issuance across Treasury maturities. Rising oil prices on the back of The Organization of the Petroleum Exporting Countries, or OPEC, led production cuts, a strong US dollar and more recently in October geopolitical risk in connection with events in the Middle East have contributed to negative market returns and sentiment. The combination of these factors weighed on investors’ expectations around forward-looking growth and earnings.

Our fee-based revenue streams are driven by the value of clients’ portfolio holdings, in the case of Wealth Management, or the performance of our varied funds and direct investments in our Asset Management segment. The overall level of revenues in these businesses, however, does not correlate completely with changes in global equity and fixed income markets.

In Wealth Management, our client portfolios are well diversified across a range of asset classes and thus are not solely impacted by changes in equities or government bonds. Client portfolios also include holdings such as gold, credit and hedge funds that outperformed over the quarter, and in some cases, have exposure to private markets which are less sensitive to the daily fluctuations of public markets. Some of our international wealth client assets are based on a fixed fee model, which does not change with market conditions. Portfolio fluctuations also depend on multiple additional factors that include, but are not limited to, the level and duration of fixed income holdings with short-term money market funds showing limited volatility over the quarter, the level of alternative and private market holdings and the geographic and industry mix of client’s equity assets. We also note that our ultra-high net worth client base generally does not need to draw down from their portfolios to support day-to-day living needs and approach portfolio investing with a long-term time horizon. Hence, in terms of behavior, they are less sensitive to short-term changes in market conditions.

In Asset Management, the lion share of our fees are derived from alternative funds which are structured to have low correlation to equity and fixed income markets and in some cases benefit in times of market stress. In particular, our event-driven strategy performed well during the third quarter. However, this is not captured in our Q3 earnings or EBITDA, as GAAP only permits recognition of incentive fees when they are fully crystallized. We expect to recognize fees commensurate with this performance in Q4 should current market conditions be sustained through year-end.

Rising interest rates have had an impact on our public and private real estate assets. The higher cost of capital environment, rising costs of construction and declining real estate prices are negatively impacting some of the real estate segments in which we operate. This has impacted the price at which our public real estate vehicle trades in the market, which saw an average decline in price of 7% over the quarter, which impacted the level of management fees that we earn. These fees, however, only represent 8.4% of total company fee revenues. On the private real estate side, the more difficult market and interest rate conditions may reduce the ultimate return expected from some of these investments. It is important to note that these assets are utilized in conjunction with longer-term investment strategies and are not subject to daily market pricing.

It should also be noted that we do not hedge corporate currency risk associated with client portfolio and investor holdings across global markets. Hence, as we report our revenues in US dollars, the translation impact from changes in the value of currencies outside the US dollar can impact our results in any given financial reporting period.

During the third quarter, we continued to make progress on our strategic initiatives to set the Company up for the future. Some of these initiatives, particularly the work to restructure and reposition certain businesses, have impacted our GAAP earnings, but are consistent with our goal of simplifying the business with a focus on recurring revenues.

We have continued to right-size the organization, simplify our business lines, and initiate processes to reduce the number of our regulated entities. We’ve done this while securing important client wins and adding key revenue-generating talent. Since the beginning of the year, we have reported healthy AUM/AUA growth amidst a pressured market environment, particularly in the third quarter.

We firmly believe that the combination of Wealth Management and Asset Management differentiates us from pure-play firms in both sectors and provides a growing base of recurring and diversified revenues. On a trailing-twelve-month basis, total AUM/AUA increased 13%. And within Wealth Management, these have grown 23% in the last year validating the attractiveness of our global, holistic wealth proposition in the eyes of our target clients.

We generated revenues of $49 million, 97% of which were recurring revenues, essentially flat to the second quarter when removing revenues from AHRA, that were included in the second quarter, but we exited the business effective June 30, 2023. Year to date, we have generated revenues of nearly $160 million. We believe these results, generated largely through organic client wins, are starting to reflect the power of our franchise, which will continue to flow to an improved bottom line as we look forward to 2024.

Despite these top-line results, we are reporting a GAAP net loss of $171 million for the quarter, primarily due to a non-cash goodwill impairment charge that is largely related to decisions taken this year to restructure or exit unprofitable transaction-oriented business lines in our Asset Management segment. The results also include several other non-cash items that negatively impacted GAAP earnings. In addition, Adjusted EBITDA was negative $3 million in the quarter, resulting in year-to-date EBITDA of $19 million.

Despite what has been a challenging quarter, our core businesses are performing well. Based on the initiatives already undertaken this year and those that we expect to embark on in connection with the 2024 budgeting process that was recently initiated, we expect operating expenses to continue to trend downward in the fourth quarter and during 2024. As these cost savings and other growth initiatives take hold next year, we would expect to see the impact of operating leverage drive improvements and greater consistency in our GAAP results and Adjusted EBITDA.

Non-Comparability of Predecessor Period
Our results for the three and nine month periods of 2022 reflect only the results of TWMH and do not include the results of the TIG Entities, Alvarium, or Cartesian Growth Capital. Therefore, prior period amounts are not comparable to current period. Please see “Results of Operations” and “Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Business Combination.
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
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP measures to track our performance and assess our ability to service our borrowings. These non-US GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “Components of Consolidated Results of Income” and are prepared in accordance with US GAAP. For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures.”

The following tables present the non-US GAAP financial measures for the periods indicated:

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	July 1, 2023 – September 30, 2023 (Successor)	July 1, 2022 – September 30, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$45,062	$18,583	$26,479
Incentive fees	885	—	885
Distributions from investments	2,596	—	2,596
Other income/fees	701	—	701
Total Revenues	49,244	18,583	30,661

Net income	(171,074)	(696)	(170,378)
Interest expense	3,668	131	3,537
Taxes	(1,782)	82	(1,864)
Depreciation & Amortization	3,676	583	3,093
EBITDA Reported	(165,512)	100	(165,612)

Stock based compensation (a)	6,573	936	5,637
Stock based compensation - Legacy (b)	—	—	—
Transaction expenses (c)	7,644	1,683	5,961
Change in fair value of warrant liability (d)	—	—	—
Change in fair value of gains on investments (e)	(573)	(124)	(449)
Change in fair value of earn-out liability (f)	(9,335)	—	(9,335)
Organization streamlining cost (g)	2,414	—	2,414
Impairment (non-cash) (h)	1,862	—	1,862
Impairment goodwill (i)	153,589	—	153,589
Gains on EMI/Carried Interest (non-cash) (j)	(438)	—	(438)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	787	—	787
Holbein compensatory earn-in (l)	—	344	(344)
TWMH partners' payout rights (m)	—	181	(181)
TIH Share Purchase - extinguishment of debt (n)	—	—	—
Adjusted EBITDA	$(2,989)	$3,120	$(6,109)

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$138,972	$57,445	$81,527
Incentive fees	1,931	—	1,931
Distributions from investments	14,829	—	14,829
Other income/fees	3,440	—	3,440
Total Revenues	159,172	57,445	101,727

Net income	(231,918)	1,102	(233,020)
Interest expense	10,300	310	9,990
Taxes	(12,578)	385	(12,963)
Depreciation & Amortization	11,848	1,790	10,058
EBITDA Reported	(222,348)	3,587	(225,935)

Stock based compensation (a)	15,335	2,860	12,475
Stock based compensation - Legacy (b)	24,697	—	24,697
Transaction expenses (c)	37,297	3,644	33,653
Change in fair value of warrant liability (d)	12,866	—	12,866
Change in fair value of gains on investments (e)	(344)	(256)	(88)
Change in fair value of earn-out liability (f)	(46,212)	—	(46,212)
Organization streamlining cost (g)	6,680	—	6,680
Impairment (non-cash) (h)	33,397	—	33,397
Impairment goodwill (i)	153,589	—	153,589
Losses on EMI/Carried Interest (non-cash) (j)	2,233	—	2,233
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	1,729	—	1,729
Holbein compensatory earn-in (l)	—	1,086	(1,086)
TWMH Partner's payout right (m)	—	364	(364)
TIH Share Purchase extinguishment of debt (n)	—	619	(619)
Adjusted EBITDA	$18,919	$11,904	$7,015
(a)Add-back of non-cash expense related to awards of AlTi stock (approved post-transaction).
(b)Add-back of non-cash expense related to awards of AlTi stock (approved pre-transaction).
(c)Add-back of transaction expenses related to the Business Combination, including professional fees.
(d)Represents the change in fair value of the warrant liability.
(e)Represents the change in unrealized gains/losses related primarily to Investments held at fair value (Successor) and changes in fair value to the interest rate swap (Predecessor).
(f)Represents the change in fair value of the earn-out liability.
(g)Represents cost to implement organization change to derive cost synergy.
(h)Represents impairment of intangible asset associated with the deconsolidation of AHRA $29.4 million and impairment of carried interest/equity method investments $4.0 million.
(i)Represents the impairment of goodwill.
(j)Represents the amortization of the step-up in Equity method investments.
(k)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's Equity method investments.

(l)Add-back of cash portion of the compensatory earn-ins related to the Holbein acquisition as discussed in Note 5, “Equity-Based Compensation.” The $0.8 million of compensatory earn-ins is settled in 50% equity and 50% cash. Add back of equity portion of compensatory earn-ins of $0.4 million is included in the equity settled share-based payments combined EBITDA adjustment.
(m)Represents the change in the TWMH Partner’s payout related to the Business Combination.
(n)Represents forgiveness of a promissory note of a certain shareholder of TIH upon the sale of his shares in TIH to TWMH.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc. AUM: $37.6 billion AUA: $68.2 billion

Wealth Management AUM: $32.9 billion AUA: $48.5 billion	Asset Management AUM: $4.7 billion AUA: $19.7 billion

Wealth Management - AUM

AUM refers to the market value of all assets that we manage, provide discretionary investment advisory services on, and have execution responsibility for. Although we have investment responsibility for AUM, we include both billable (assets charged fees) and non-billable assets (assets exempt of fees) in our AUM calculation (e.g., we have agreements with certain clients under which we do not bill on certain securities or cash and cash equivalents held within their portfolio). AUM includes the value of all assets managed or supervised by operating partner subsidiaries, affiliates, and joint ventures in which the Company holds either a majority or minority stake. Our calculations of AUM and AUA may differ from the calculation methodologies of other wealth managers and, as a result, this measure may not be comparable to similar measures presented by other wealth managers.
The table below presents the change in our total AUM for our Wealth Management segment for the periods indicated:

(Dollars in Thousands)	For the Period		For the Period
AUM	July 1, 2023 – September 30, 2023 (Successor)	July 1, 2022 – September 30, 2022 (Predecessor)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Beginning Balance:	$32,776	$18,905	$27,961	$21,390
New Clients, net	41	263	1,593	1,217
Cash Flow, net	(16)	(270)	399	(530)
Market Performance, net	(754)	(756)	1,094	(4,775)
Acquisitions	881	—	1,881	840
Ending Balance:	$32,928	$18,142	$32,928	$18,142
Average AUM	$32,852	$18,524	$30,445	$19,766

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
The table below presents the change in our total AUA for our Wealth Management segment for the periods indicated:

(Dollars in Thousands)	For the Period		For the Period
AUA	July 1, 2023 – September 30, 2023 (Successor)	July 1, 2022 – September 30, 2022 (Predecessor)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)
Beginning Balance:	$48,595	$28,770	$42,541	$27,558
Change	(120)	(881)	5,934	331
Ending Balance:	$48,475	$27,889	$48,475	$27,889
Average AUA	$48,535	$28,330	$45,508	$27,724

Asset Management - AUM/AUA

The Company’s Asset Management AUM includes assets managed in public real estate investment fund (LXi REIT plc, “LXi”) and private real estate investment fund (Home Long Income Fund, “HLIF”) real estate investment funds ($2.2 billion) from which we generate fee revenue. The Company’s reported value of these assets are either of net asset value (in the case of HLIF) or the market capitalization (in the case of LXi). The AUM calculation also includes the Alternatives platform strategy. AUM in this strategy refers to assets on which the Company provides continuous and regular billable management services as a function of their TIG Arbitrage strategy ($2.5 billion).

For our co-investment real estate strategy, we include the value of our private market direct and co-investment real estate investments in our AUA ($9.8 billion). This amount is included in our Real Estate - Public and Private table below. The AUA of our alternatives platform additionally includes the value of the assets managed by TIG’s External Strategic Managers in the strategies of Real Estate Bridge Lending, European Long/Short Equity and Asian Credit ($5.2 billion total).

The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the periods indicated:

Alternatives Platform

(Dollars in Thousands)	AUM/AUA at July 1, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2023 (Successor)	Average AUM/AUA
TIG Arbitrage	$2,599	$141	$—	$131	$(408)	$(7)	$2,456	$2,528
External Strategic Managers:
Real Estate Bridge Lending Strategy	2,183	5	—	2	(34)	(10)	2,146	2,165
European Equities	1,776	2	—	12	(38)	(6)	1,746	1,761
Asian Credit and Special Situation	1,383	(22)	—	3	(8)	(5)	1,351	1,367
External Strategic Managers Subtotal	5,342	(15)	—	17	(80)	(21)	5,243	5,293
Total	$7,941	$126	$—	$148	$(488)	$(28)	$7,699	$7,821

(Dollars in Thousands)	AUM/AUA at January 3, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2023 (Successor)	Average AUM/AUA
TIG Arbitrage	$3,027	$144	$—	$621	$(1,315)	$(21)	$2,456	$2,742
External Strategic Managers:
Real Estate Bridge Lending Strategy	2,153	53	—	2	(34)	(28)	2,146	2,150
European Equities	1,632	24	—	179	(71)	(18)	1,746	1,689
Asian Credit and Special Situation	1,498	(23)	—	85	(192)	(17)	1,351	1,425
External Strategic Managers Subtotal	5,283	54	—	266	(297)	(63)	5,243	5,264
Total	$8,310	$198	$—	$887	$(1,612)	$(84)	$7,699	$8,006

The table below presents the change in our total AUM/AUA for our Real Estate - Public and Private funds for our Asset Management segment for the periods indicated:

	For the Period
(Dollars in Thousands)	As of July 1, – September 30, 2023 (Successor)	As of January 3 – September 30, 2023 (Successor)
Beginning Balance:	$12,355	$14,130
Change	(377)	(2,152)
AUM/AUA at September 30, 2023*	$11,978	$11,978
Average AUM/AUA	$12,167	$13,054
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
Income Tax Expense: Income tax expense consists of taxes paid or payable by our consolidated operating subsidiaries. Certain of our subsidiaries are treated as flow-through entities for federal income tax purposes and, accordingly, are not subject to federal and state income taxes, as such taxes are the responsibility of certain direct and indirect owners of the flow-through entities. However, the flow-through entities are subjected to UBT and other state taxes. A portion of our operations is conducted through domestic and foreign corporations that are subject to corporate level taxes and for which we record current and deferred income taxes at the prevailing rates in the various jurisdictions in which these entities operate.

Results of Operations

As a result of the Business Combination, the previous year figures are not comparable to current year amounts as prior year figures only include the results of operations of Tiedemann Wealth Management Holdings, LLC.
Consolidated Condensed Results of Operations – For the Period from July 1, 2023 to September 30, 2023 Compared to the Period from July 1, 2022 to September 30, 2022

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	July 1, 2023 – September 30, 2023 (Successor)	July 1, 2022 – September 30, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$45,062	$18,583	$26,479
Incentive fees	885	—	885
Distributions from investments	2,596	—	2,596
Other fees / income	701	—	701
Total Revenues	49,244	18,583	30,661

Expenses
Compensation expenses	38,585	12,048	26,537
Non-compensation expenses and Other expenses	183,515	7,149	176,366
Net loss before taxes	(172,856)	(614)	(172,242)
Taxes	1,782	(82)	1,864
Net loss	$(171,074)	$(696)	$(170,378)
Revenue

Management/Advisory fees. The increase in management and advisory fees during the period from July 1, 2023 to September 30, 2023 compared to the period to July 1, 2022 to September 30, 2022 was driven primarily by a $26.5 million increase in revenue from the inclusion of TIG and Alvarium post Business Combination.

Incentive fees. The increase in incentive fees during the period from July 1, 2023 to September 30, 2023 compared to the period from July 1, 2022 to September 30, 2022 was driven by a $0.9 million accretive impact of the inclusion of Alvarium and TIG’s incentive fees post Business Combination.

Distributions from investments. The increase in distributions from investments during the period from July 1, 2023 to September 30, 2023 compared to the period from July 1, 2022 to September 30, 2022 was driven by a $2.6 million accretive impact of the inclusion of TIG’s distributions from investments. Such impact included $2.6 million of revenue and profit share generated from management fees from TIG's External Strategic Managers, which are recurring in nature. The impact also includes distributions from shares of incentive fees crystallized from these managers.

Other fees / income. The increase in other fees / income during the period from July 1, 2023 to September 30, 2023 compared to the period from July 1, 2022 to September 30, 2022 was driven by a $0.7 million accretive impact of the inclusion of Alvarium’s other fees / income post Business Combination.

Expenses

Compensation Expense. The increase in compensation expense during the period from July 1, 2023 to September 30, 2023 compared to the period July 1, 2022 to September 30, 2022 of $26.5 million was primarily driven by increased compensation and benefits costs as a result of higher headcount following the Business Combination.

Non-compensation Expense. The increase in non-compensation expenses during the period from July 1, 2023 to September 30, 2023 compared to the period from July 1, 2022 to September 30, 2022 of $176.4 million was primarily driven by a $153.6 million impairment loss on goodwill, an increase in professional fees of $14.4 million, which included $7.6 million of one-time fees related to the Business Combination, interest expense of $3.7 million related to the Term Loans and Revolving Credit Facility, partially offset by a $9.3 million gain related to the change in fair value of earn-out liabilities as a result of share price appreciation

Taxes

Our effective tax rate was 1.0% for the period from July 1, 2023 to September 30, 2023, compared to 13.3% for the period from July 1, 2022 to September 30, 2022. The difference in the effective tax rate is primarily driven by the legal entity organizational changes which occurred on account of the Business Combination, the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, nondeductible professional fees incurred in connection with the Business Combination, and the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K.

Consolidated Condensed Results of Operations – For the Period from January 3, 2023 to September 30, 2023 Compared to the Period from January 1, 2022 to September 30, 2022

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$138,972	$57,445	$81,527
Incentive fees	1,931	—	1,931
Distributions from investments	14,829	—	14,829
Other fees / income	3,440	—	3,440
Total Revenues	159,172	57,445	101,727

Expenses
Compensation expenses	134,393	37,468	96,925
Non-compensation expenses	269,275	18,490	250,785
Net loss before taxes	(244,496)	1,487	(245,983)
Taxes	12,578	(385)	12,963
Net (loss) income	$(231,918)	$1,102	$(233,020)
Revenue

Management/Advisory fees. The increase in management and advisory fees during the period from January 3, 2023 to September 30, 2023 compared to the period from January 1, 2022 to September 30, 2022 was driven primarily by a $81.5 million increase in revenue from the inclusion of TIG and Alvarium post Business Combination.

Incentive fees. The increase in incentive fees during the period from January 3, 2023 to September 30, 2023 compared to the period from January 1, 2022 to September 30, 2022 was driven by a $1.9 million accretive impact of the inclusion of Alvarium and TIG’s incentive fees post Business Combination.

Distributions from investments. The increase in distributions from investments during the period from January 3, 2023 to September 30, 2023 compared to the period from January 1, 2022 to September 30, 2022 was driven by a $14.8 million accretive impact of the inclusion of TIG’s distributions from investments post Business Combination. Such impact included $7.1 million of revenue and profit share generated from management fees from TIG's External Strategic Managers, which are recurring in nature. The impact also includes distributions from shares of incentive fees crystallized from these managers.

Other fees / income. The increase in other fees / income during the period from January 3, 2023 to September 30, 2023 compared to the period from January 1, 2022 to September 30, 2022 was driven by a $3.4 million accretive impact of the inclusion of Alvarium’s other fees / income post Business Combination.
Expenses

Compensation Expense. The increase in compensation expense during the period from January 3, 2023 to September 30, 2023 compared to the period from January 1, 2022 to September 30, 2022 of $96.9 million was primarily driven by increased compensation and benefits costs as a result of higher headcount following the Business Combination. Results for the period from January 3, 2023 to September 30, 2023 include $40.0 million of non-cash stock based compensation related to both legacy TWMH and Alvarium incentive plans as well as the issuance of AlTi equity.

Non-compensation Expense. The increase in non-compensation expenses during the period from January 3, 2023 to September 30, 2023 compared to the period from January 1, 2022 to September 30, 2022 of $250.8 million includes a $183.0 million impairment loss on goodwill and intangible assets, $37.3 million of one-time fees related to the Business Combination, primarily in professional services, a $12.9 million loss related to the change in fair value of warrant liabilities and a $10.3 million in interest expense on the Term Loans and Revolving Credit Facility. These expenses were partially offset by a $46.2 million gain related to the change in fair value of earn-out liabilities as a result of share price appreciation.

Taxes

The Company's effective tax rate was 5.1% for the period from January 3, 2023 to September 30, 2023 compared to 25.9% for the period from January 1, 2022 to September 30, 2022. The difference in the effective tax rate is primarily driven by the legal entity organizational changes which occurred on account of the Business Combination, the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, nondeductible professional fees incurred in connection with the Business Combination, and the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K.

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

The following tables present the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Period
	July 1, 2023 – September 30, 2023 (Successor)			July 1, 2022 – September 30, 2022 (Predecessor)
(Dollars in Thousands, except share data)	Asset Management Segment	Wealth Management Segment	Total	Wealth Management Segment (Predecessor)
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(167,650)	$(5,206)	$(172,856)	$(614)
Stock based compensation (a)	1,101	5,472	6,573	936
Stock based compensation - Legacy (b)	—	—	—	—
Transaction expenses (c)	3,876	3,768	7,644	1,683
Change in fair value of warrant liability (d)	—	—	—	—
Changes in fair value of gains on investments (e)	(200)	(373)	(573)	(124)
Change in fair value of earn-out liability (f)	(4,667)	(4,668)	(9,335)	—
Organization streamlining cost (g)	1,610	804	2,414	—
Impairment (non-cash) (h)	1,862	—	1,862	—
Impairment goodwill (i)	153,589	—	153,589	—
Gains on EMI/Carried Interest (non-Cash) (j)	(255)	(183)	(438)	—
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	788	(1)	787	—
Holbein compensatory earn-in (l)	—	—	—	344
TWMH Partner’s payout right (m)	—	—	—	181
TIH Share Purchase extinguishment of debt (n)	—	—	—	—
Adjusted income (loss) before taxes	(9,946)	(387)	(10,333)	2,406
Adjusted income tax (expense) benefit	2,334	628	2,962	—
Adjusted Net Income (Loss)	(7,612)	241	(7,371)	2,406
Interest expense	2,819	849	3,668	131
Net income tax adjustments	(2,334)	(628)	(2,962)	—
Depreciation and amortization	1,471	2,205	3,676	583
Adjusted EBITDA	$(5,656)	$2,667	$(2,989)	$3,120

	For the Period
	January 3, 2023 – September 30, 2023 (Successor)			January 1, 2022 – September 30, 2022 (Predecessor)
(Dollars in Thousands, except share data)	Asset Management Segment	Wealth Management Segment	Total	Wealth Management Segment (Predecessor)
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(219,340)	$(25,156)	$(244,496)	$1,487
Stock based compensation (a)	1,809	13,526	15,335	2,860
Stock based compensation - Legacy (b)	13,148	11,549	24,697	—
Transaction expenses (c)	18,012	19,285	37,297	3,644
Change in fair value of warrant liability (d)	6,433	6,433	12,866	—
Changes in fair value of (gains)/losses on investments (e)	(1,032)	688	(344)	(256)
Change in fair value of earn-out liability (f)	(23,106)	(23,106)	(46,212)	—
Organization streamlining cost (g)	4,349	2,331	6,680	—
Impairment (non-cash) (h)	33,397	—	33,397	—
Impairment goodwill (i)	153,589	—	153,589	—
(Gains)/Losses on EMI/Carried Interest (non-cash) (j)	2,416	(183)	2,233	—
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	1,639	90	1,729	—
Holbein compensatory earn-in (l)	—	—	—	1,086
TWMH Partner’s payout right (m)	—	—	—	364
TIH Share Purchase extinguishment of debt (n)	—	—	—	619
Adjusted income (loss) before taxes	(8,686)	5,457	(3,229)	9,804
Adjusted income tax (expense) benefit	1,903	(1,195)	708	—
Adjusted Net Income	(6,783)	4,262	(2,521)	9,804
Interest expense	6,206	4,094	10,300	310
Net income tax adjustments	(1,903)	1,195	(708)	—
Depreciation and amortization	5,728	6,120	11,848	1,790
Adjusted EBITDA	$3,248	$15,671	$18,919	$11,904
(a)Add-back of non-cash expense related to awards of AlTi stock (approved post-transaction).
(b)Add-back of non-cash expense related to awards of AlTi stock (approved pre-transaction).
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
(h)Represents impairment of intangible asset associated with the deconsolidation of AHRA $29.4 million and impairment of carried interest/equity method investments $4.0 million.
(i)Represents the impairment of goodwill.
(j)Represents the amortization related to the step-up in Equity method investments.
(k)Represents reported EMI adjustments for the Company’s Equity method investments.
(l)Add-back of cash portion of the compensatory earn-ins related to the Holbein acquisition as discussed in Note 5, “Equity-Based Compensation”. The $0.8 million of compensatory earn-ins is settled in 50% equity and 50% cash. Add back of equity portion of compensatory earn-ins of $0.4 million is included in the equity settled share-based payments combined EBITDA adjustment.
(m)Represents the change in the TWMH Partner’s payout related to the Business Combination.
(n)Represents forgiveness of a promissory note of a certain shareholder of TIH upon the sale of his shares in TIH to TWMH.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes prudent approach to ensure the Company's liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

On January 3, 2023, concurrent with the consummation of the Business Combination, the Company entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which has a term of five years and is comprised of a $150.0 million Revolving Credit Facility and a $100 million Term Loan facility, was to be used to pay down subsidiary debt and fund growth initiatives. As of September 30, 2023, the Company had $96.3 million outstanding on the Term Loan facility and $78.3 million outstanding on the Revolving Credit Facility. See Note 14 (Debt, net of unamortized deferred financing costs).

As a result of the Business Combination, the previous year figures are not comparable to current year amounts as prior year figures only include the results of operations of Tiedemann Wealth Management Holdings, LLC.
Cash Flows
For the Period from January 3, 2023 to September 30, 2023 Compared to the Period from January 1, 2022 to September 30, 2022
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi. Negative amounts represent an outflow or use of cash.

	For the Period		Favorable (unfavorable)
(Dollars in Thousands)	January 3, 2023 – September 30, 2023 (Successor)	January 1, 2022 – September 30, 2022 (Predecessor)	$ Change
Net cash used in operating activities	$(81,001)	$3,206	$(84,207)
Net cash used in investing activities	$(132,383)	$(7,277)	(125,106)
Net cash provided by financing activities	$30,879	$486	30,393
Effect of exchange rate on cash	$2,782	$22	2,760
Net decrease in cash and cash equivalents	$(179,723)	$(3,563)	$(176,160)
For the period from January 3, 2023 to September 30, 2023, cash and cash equivalents at the beginning of the period of $194.1 million included the proceeds from the PIPE Investors related to the issuance of shares of Class A Common Stock concurrently with the closing of the Business Combination, remaining cash held in the trust account, and the beginning balance sheet cash from each of Alvarium, TIG, and TWMH.

Operating Activities

Our cash inflows from operating activities comprise of cash collected through management and advisory fees, incentive fees, distributions from investments and other income/fees. Our cash outflows from operating activities consist of operating expenses, the most significant components of which included compensation and benefits and professional fees for the nine months ended September 30, 2023, as well as interest on our debt obligations. Our net cash outflow of $81.0 million for the period from January 3, 2023 to September 30, 2023 was driven by the payment of one-time fees related to the transaction and accrued incentive compensation related to the 2022 fiscal year performance across each of the three legacy business units and operating losses incurred.

Investing Activities

Cash used in investing activities primarily related to the acquisition of TWMH and TIG historical equity during the period from January 3, 2023 to September 30, 2023. Additionally, the Company made incremental investments of $12.0 million and $3.4 million into Zebedee and Arkkan, respectively, an acquisition of AL Wealth Partners for $14.4 million and the remaining 70% acquisition of AIMS for $3.8 million.
Financing Activities

Cash flows from financing activities during the period from January 3, 2023 to September 30, 2023 were primarily driven by issuance of the Term Loan and Revolving Credit Facility totaling $188.7 million, which were used to pay down existing debt of $141.9 million. Additionally, we used approximately $4.2 million to purchase shares issued as compensation and received $5.8 million from the exercise of warrants.
Future Sources and Uses of Liquidity
In the normal course of business, we may engage in off-financial position arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.
Contractual Obligations
Tax Receivable Agreement: As discussed in Note 19 (Commitments and Contingencies) to our interim condensed consolidated financial statements included in this Quarterly Report, we may in the future be required to make payments under the TRA. As of September 30, 2023, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain AlTi’s assets, we expect to pay approximately $15.1 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for shares of Class A Common Stock would be accounted for separately from the amounts related to the Business Combination.
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
•The price of our Class A Common Stock at the time of any exchange will determine the actual increase in tax basis of the Alvarium assets resulting from such exchange; payments under the TRA resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.
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
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial Position. As of September 30, 2023, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
Litigation
From time to time, we may be named as a defendant in legal actions. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, we do not have any potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

Since November 2022, Home REIT and AHRA have been the subject of a series of allegations in the UK media regarding Home REIT’s operations, triggered by a report issued by a short seller. On October 6, 2023, AFM UK and ARE received a pre-action letter of claim from a law firm acting for a group of current and former shareholders in Home REIT asserting potential claims they may bring against those two entities, amongst others. See Note 19 (Commitments and Contingencies) for more information.

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

Business Combination Earn-out Liability and AIMS Earn-out Liability: The fair values of our Business Combination Earn-out Securities liability and our AIMS earn-out liability were determined using various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our GAAP results of operations in the period in which the changes occur. See Note 2 (Summary of Significant Accounting Policies) for additional details.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to GAAP that went into effect during the period from January 3, 2023 to September 30, 2023, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of September 30, 2023.

As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, management identified material weaknesses in internal control over financial reporting relating to an insufficient complement of resources to complete risk assessment which resulted in a lack of implementation and ineffectiveness of both process level controls in substantially all processes and the general information technology controls that support our financial statements and reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 3, 2023 to September 30, 2023, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of its business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. To our knowledge, save as disclosed in the Litigation sections in Note 19 (Commitments and Contingencies) and the MD&A there are no material legal or regulatory proceedings currently pending or threatened against us.
Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

10b5-1 Plan Arrangements
During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

First Amendment to Credit Agreement

On March 31, 2023, the Company executed the First Amendment to the Credit Agreement. The First Amendment permits the Company to extend the time period for certain payments to be made that would have otherwise been restricted by the Credit Agreement. The discussion of the First Amendment in Note 14 (Debt, net of unamortized deferred financing cost) under the header First Amendment to Credit Agreement is incorporated herein by reference.

Second Amendment to Credit Agreement

On November 10, 2023, the Company entered into the Second Amendment to the Credit Agreement. The Second Amendment, among other things, temporarily amends, from the date of the amendment until effectively April 1, 2024, the following provisions of the Credit Agreement:

•The aggregate commitment amount under the Revolving Credit Facility is reduced from $150.0 million to $110.0 million;

•The financial covenants in the Credit Agreement are adjusted to allow for a higher Total Leverage Ratio and Modified Leverage Ratio as well as a lower Interest Coverage Ratio;
•During the amendment period, cash proceeds from the issuance of any debt, (other than certain debt permitted under the Credit Agreement) and any equity securities issued by the Company are required to be used to repay amounts outstanding under the facility, first under the Term Loans until such Term Loans are repaid in full and then under the Revolving Credit Facility, until the Revolving Credit Facility is reduced to $50.0 million in the aggregate; and
•Beginning after the end of the amendment period, certain clauses in the Credit Agreement that pertain to restricted payments are amended.

The discussion of the Second Amendment in Note 14 (Debt, net of unamortized deferred financing cost) under the header Second Amendment to Credit Agreement is incorporated herein by reference.

Item 6. Exhibits
The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1	First Amendment to the Credit Agreement, dated March 31, 2023, between the Company, BMO Harris Bank N.A., and the lenders party hereto.
10.2	Second Amendment to the Credit Agreement, dated November 10, 2023, between the Company, BMO Harris Bank N.A., and the lenders party hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTI GLOBAL, INC

Date: November 14, 2023	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ Stephen Yarad
Stephen Yarad
Chief Financial Officer
(Principal Financial Officer)