Form 10-K
period 2023-12-31
AlTi Global, Inc.
filed 2024-03-22
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-40103
_________________________
AlTi Global, Inc.
(Exact name of registrant as specified in its charter)
_________________________

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $7.66 for shares of the registrant’s Class A common stock as reported by the Nasdaq Capital Market, was approximately $427.2 million Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 71,064,411 shares of Class A Common Stock (as defined herein) and 48,265,195 shares of Class B Common Stock (as defined herein) as of March 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is attached to our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”)..

•“AFM UK” means Alvarium Fund Managers (UK) Limited, an English private limited company.

•“AHRA” means “Alvarium Home REIT Advisors Limited”, an English private limited company.

•“Alvarium” means AlTi Asset Management Holdings 2 Limited, formerly known as Alvarium Investments Limited, an English private limited company.
•“AlTi” or “Successor” means AlTi Global, Inc., together with its consolidated subsidiaries.
•“AlTi Global Topco” means AlTi Global Topco Limited, formerly known as Alvarium Topco, an Isle of Man entity which was established by Alvarium and owned by the Alvarium Shareholders.
•“Alvarium Shareholders” means the shareholders of Alvarium.

•“Alvarium Tiedemann” means the Company, prior to being renamed “AlTi Global, Inc.”

•“ARE” means AlTi RE Limited, formerly known as Alvarium RE Limited, an English private limited company.

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
•“Class B Paired Interest” means a Class B Unit together with a share of Class B Common Stock.
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
•“Consolidated Statement of Financial Position” refers to the consolidated balance sheet of AlTi Global, Inc.
•“Consolidated Statement of Operations” refers to the consolidated income statement of AlTi Global, Inc.
•“DGCL” refers to the Delaware General Corporation Law, as amended.

•“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act.
•“dollars” or “$” refers to U.S. dollars.
•“Domestication” means the continuation of Cartesian by way of domestication into a Delaware corporation, with the ordinary shares of Cartesian becoming shares of common stock of the Delaware corporation under the applicable provisions of the Cayman Islands Companies Act and the DGCL; the term includes all matters and necessary or ancillary changes in order to effect such Domestication, including the adoption of the Company’s certificate of incorporation consistent with the DGCL and changing the name and registered office of Cartesian.
•“ESG” means environmental, social and governance.
•“EU” means European Union.
•“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.
•“External Strategic Managers” means global alternative asset managers with whom we partner by making strategic investments in which we actively participate in seeking to leverage the collective resources and synergies of the businesses to facilitate their growth.
•“FCPA” means the Foreign Corrupt Practices Act.

• “FDIC” means the Federal Deposit Insurance Corporation.
•“Federal Reserve” means the Board of Governors of the Federal Reserve System.

•"HLIF” means “Home Long Income Fund”, a private fund regulated by the UK FCA.

•“FOS” means Family Office Service.

•“HNWI” means high net worth individual, being an individual having investable assets of $1 million or more, excluding primary residence, collectibles, consumables, and consumer durables.
•“Holbein” means Holbein Partners, LLP.

•“Home REIT” means “Home REIT plc”, a real estate investment trust listed on the London Stock Exchange.
•“Impact Investing” means investment practices seeking to generate various levels of financial performance together with the generation of positive measurable environmental and social impacts.
•“Inflation Reduction Act” means the Inflation Reduction Act of 2022.
• “Investment Company Act” means the Investment Company Act of 1940, as amended.
• “LIBOR” means the London Interbank Offered Rate.
•“Managed Funds” means mutual funds, exchange traded funds, hedge funds, private equity, real estate or other funds.
•“Nasdaq” means the Nasdaq Capital Market.
•“NAV” means net asset value.
•“OFAC” means the Office of Foreign Assets Control of the U.S. Department of the Treasury

•“PIPE Investors” means the subscribers that agreed to purchase shares of Class A Common Stock at the Closing pursuant to the private placements, including without limitation, as reflected in the subscription agreements between Cartesian and each of the PIPE Investors.
•“SEC” means the United States Securities and Exchange Commission.

•“SHIA” means Social Housing Income Advisors Limited, an English private limited company.
•“Sponsor” means CGC Sponsor LLC, a Cayman Islands limited liability company.
•“Strategic Alternatives” means the segment that includes the Company's alternatives platform, public and private real estate, and co-investment business, formerly known as Asset Management.
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

•“TIH” means Tiedemann International Holdings, AG.

•“TRA Exchange” means the series of transactions in which certain holders of Class B Units and Class B Common Stock exchanged a portion of such interests to the Company, in exchange for Class A Common Stock.
•“TWMH” means, collectively, Tiedemann Wealth Management Holdings, LLC, a Delaware limited liability company, and its subsidiaries, and their predecessor entities where applicable.
•“TWMH Members” means the former members of TWMH.
•“UHNW” means ultra high net worth individual, being an individual having investable assets of $30 million or more, excluding primary residence, collectibles, consumables, and consumer durables.

•“UK FCA” means the United Kingdom’s Financial Conduct Authority.

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

Available Information
We file annual, quarterly and current reports, proxy statements, and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.alti-global.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management and performance information, and such information as may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts.

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, and Human Capital and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Annual Report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

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
Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward-looking. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:
•our projected financial information, growth rate, and market opportunity;
•our ability to grow and manage growth profitably;
•our ability to raise financings and consummate investments in the future, if and when needed;
•our success in retaining or recruiting, or adapting to changes in, our officers, key employees, or directors;
•our ability to attract and retain our senior management and other highly qualified personnel;
•our ability to achieve or maintain profitability;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•our ability to successfully protect against security breaches, ransomware attacks, and other disruptions to our information technology structure;
•the impact of increased scrutiny from our clients with respect to the societal and environmental impact of investments we make;
•the impact of applicable laws and regulations, whether in the United States, United Kingdom or other foreign countries, and any changes thereof, on us;
•our ability to successfully compete against other companies;
•our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•the effect of economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending that could adversely affect our business, financial condition, results of operations and prospects;
•the impact of our dependence on leverage by certain funds, underlying investment funds and portfolio companies and related volatility;
•the impact of any defaults by third-party investors;

•the effects of any failure to comply with investment guidelines of our clients, failure or circumvention of our controls and procedures, or any insufficiencies in the due diligence process that we undertake in connection with investments;
•the impact of any termination or non-renewal of our investment advisory contracts;
•the effect of any future pandemics on the foregoing; and
•other factors detailed under the section entitled “Risk Factors.”
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

PART I
ITEM 1. BUSINESS
General
AN INTRODUCTION TO ALTI
We are a leading independent global wealth and alternatives manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary capabilities as well as alternative investment strategies and advisory services. Our business is organized into two business segments: Wealth Management and Strategic Alternatives (formerly known as Asset Management):
•we manage or advise approximately $71.4 billion in combined assets as of December 31, 2023;
•in our Wealth Management segment, we provide holistic solutions for our wealth management clients through our comprehensive range of wealth management services, including investment management and advisory services, estate and wealth planning, trust and administration services, and extended family office services; and
•in our Strategic Alternatives segment, we assist our investors with alternative investments and co-investments by providing access to highly differentiated opportunities in these areas as well as structuring and selecting partners with a proven track record in alternative asset classes, with attractive risk adjusted return characteristics.
Our business is global, with approximately 480 professionals operating in 21 cities in 10 countries across three continents, as of December 31, 2023. These include approximately 80 individuals expected to depart and one country and city we expect to exit related to the pending sale of FOS and the sale of LXi REIT Advisors Limited, which became effective on March 6, 2024. See Note 3 (Business Combinations and Divestitures).
The services that we provide form a complementary ecosystem for our target markets of UHNW clients, investors, and businesses, many of whom share common interests and goals that we are able to connect and serve. The complementary nature of our services and a differentiated suite of capabilities positions us well for organic growth across our business lines. We also have a strategy for inorganic growth through acquisitions and joint ventures.

We are a leader in impact investing, and we are committed to exploring the diverse ways our clients may pursue the creation of various types of impact in the world. As all capital and all companies have impact, we work with our clients to understand their circumstances and objectives and to explore which set of investment options advance the return, risk and impact they may seek to achieve. We pride ourselves in being able to deliver highly bespoke and personal interactions that are tailored to the needs of each client. With offices globally, we can serve the needs of cross-border families with complex structures across multiple jurisdictions.
Wealth Management
Overview
We offer a holistic wealth management solution to clients globally. Our services principally consist of independent discretionary investment management and non-discretionary investment advisory services. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs, including family governance and education, wealth structuring, financial planning and administration services. Our Wealth Management segment is composed of our legacy Tiedemann Advisors, LLC business and Alvarium’s investment advisory business line. These are multi-family office businesses which have more than 20 years of operating history. As of December 31, 2023 our AUM/AUA in this segment was $51.0 billion.

Through December 31, 2023, the segment included legacy Alvarium’s Family Office Services business line, whose sale is pending completion pursuant to an agreement signed in November 2023. See Note 3 (Business Combinations and Divestitures).
Clients
Our wealth management client base includes UHNW individuals, families, single family offices, foundations and endowments globally. We serve clients in the United States, Europe, Latin America, Middle East and Asia, out of 20 offices located in Aspen, Dallas, Geneva, Hong Kong, Isle of Man, Lisbon, London, Lugano, Miami, Milan, New York, Palm Beach, Paris, Portland, San Francisco, Seattle, Singapore, Washington D.C., Wilmington, and Zurich.
Over 31% of the billable assets of our top 25 clients (as measured by billable assets) were located outside of the United States, and the billable assets of our top 25 clients represent 22% of our Wealth Management segment’s assets, both as of December 31, 2023. Our average wealth management account is $40.0 million and the average relationship spans over 10 years. Further, we have a high client retention rate of 97%, as measured by lost clients since 2019.
Investment Management and Advisory Services
In our investment management and advisory services teams, our objective is to maximize our clients’ wealth over the long term by optimizing their risk/return ratio, adhering to disciplined endowment style diversification, implemented by accessing the best global manager talent. To this end, we provide:
•customized plans and sophisticated investment portfolios tailored to our client’s specific objectives, return expectations, liquidity parameters, tax constraints, and risk tolerances and desire for sustainable and impactful investments;
•flexible solutions with access to traditional and alternative asset classes, active and passive investments and client access vehicles that make it easier to build globally sophisticated portfolios; and
•unique opportunities and access to, high-quality managers, by diligently selecting, analyzing, and monitoring third-party managers that invest globally across a broad range of asset classes, including access to constrained managers and investments with enhanced performance and/or income generation.
Comprehensive Integrated Reporting
Our multi-layered assessment process allows us to design bespoke solutions for our clients, as follows:
•we develop multiple long-term, inflation-based targets with ascending risk/return profiles utilizing our proprietary framework;
•we seek to identify powerful long term secular themes that will drive attractive investments developed through top-down economic analysis, access to leading independent research sources, the insights from our leading managers and proprietary research we conduct on our own. Manager and investment selection are driven through our network and knowledge of leading managers and top quartile funds and intensive manager interactions and due diligence; and
•we develop an investment policy statement customized to each client’s specific goals and objectives, whether optimizing financial return alone or financial return together with the generation of positive social and environmental impacts.
As a result, we believe our investment programs are objective, flexible, differentiated and closely aligned with the goals and values of our clients.
We proactively manage risk and assess it from multiple angles. We focus on avoiding permanent loss of capital. We analyze allocation decisions using our own risk measurement tools, as well as third-party risk monitoring and exposure-reporting systems. Additionally, we are in active dialogue with managers and continually monitor them for performance, turnover of personnel, changes in ownership, and deviation from style and/or strategy.
We diversify our clients’ portfolios across risk factors, geographies, and asset classes, including private equity, private credit, hedge funds, real estate, infrastructure and other assets through highly experienced, and hard to access, third-party managers. Our team uses proprietary methodologies to monitor valuations in each major asset class across dozens of geographies and sectors, and to position portfolios where we believe they will have the best return. As of December 31, 2023, 20% of portfolios were invested in alternative assets. In building portfolios, we also consider the need to access funds for unexpected expenses, thereby seeking to avoid forced selling of assets at inopportune times, and for clients in certain jurisdictions, such as the U.S., we are focused on understanding tax considerations and optimizing for after tax returns. In addition, we offer robust impact investing services that can be delivered across a broad range of asset classes and with investors from all asset levels.
With regard to the unique opportunities that we offer access to, we have established a platform through which we are able to provide clients of our wealth management services access to investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure (for example, because of very high minimum investment thresholds in the underlying funds). We operate a number of such vehicles focused on vintage private equity, credit, real estate, active global managers and hedge fund strategies. The vehicles, by way of example, invest in either a single underlying private equity fund or a portfolio of private equity or other alternative assets funds, in each case, which are managed by managers we believe, based upon our thorough manager selection processes, will deliver strong risk adjusted performance, in line with their strategy, for our clients. We intend to launch further vintages of such private market vehicles over time to enable our investment management and advisory clients to include an allocation to these alternative funds in their portfolios on a running basis. These private strategies are expected to include traditional as well as innovative and impact investing offerings.
The independence of our investment management and advisory services is important to us and our wealth management clients. By independent, we mean that our investment management and advisory services operate independently of any managers or investment product manufacturers (including our own) to which we may allocate or recommend allocating capital. Our clients may opt in to be informed of investment opportunities we are working on in our other business lines (and some choose to do so). In all cases, each client’s individual objectives and expectations are our primary concern, and we employ an open architecture approach, whereby we seek to find the best investment solutions for our clients in the marketplace. More specifically,
•we do not receive undisclosed forms of compensation; and
•and our investment decisions and recommendations are made with each client’s individual best interests in mind.
We provide clients with performance reports, detailing the clients’ portfolio performance and comparing such performance to relevant benchmarks or indices. If requested by a client, the reporting can include information encompassing assets that are not in the portfolio managed by AlTi to give a total consolidated view. In addition to financial performance, we are also able to discuss a client’s impact performance for those interested in tracking impact specific metrics, in addition to their financial goals. We choose to use third-party software for record-keeping, performance calculation, and reporting, using Addepar’s SaaS platform, and we prepare performance reports by using data provided by custodians, investment managers, and independent pricing services. We then interpret and analyze how portfolio performance aligns with a clients’ financial, non-financial and, where relevant, impact goals and values.
Trusts and Administration Services
The trust, corporate, and administration services that we provide within our wealth service offering aim to ensure our clients’ wealth is preserved, protected, distributed as intended, and developed with our investment teams. Our U.S. trusts services are provided from Delaware, which is one of the most well-developed trust legal regimes in the United States.

We also provide international trust, corporate, and administration services from the Isle of Man and Switzerland. See Note 3 (Business Combinations and Divestitures).
Our customized trust and administration services include:
•entity formation and management;
•creating or modifying trust instruments and/or administrative practices to meet beneficiary needs;
•full corporate, trustee-executor, and fiduciary services;
•provision of directors and company secretarial services;
•administering entity ownership of intellectual property rights;
•advice and administration services in connection with investments in marine and aviation assets; and
•administering entity ownership of fine art and collectibles.
Family Office Services
Our family office services are tailored outsourced family office solutions and administrative services which we provide primarily to our larger clients. Our family office services cover:
•bookkeeping and back office services;
•private foundation management and grant making;
•oversight of trust administration;
•financial tracking and reporting;
•cash flow management & bill pay; and
•other financial services.
We also offer clients estate and wealth planning, family governance and education, and philanthropic and strategic services.
Strategic Alternatives
Overview
Our Strategic Alternatives segment includes our alternatives platform and our public and private real estate business. As of December 31, 2023, our AUM/AUA in this segment was $20.4 billion.

Through June 30, 2023 this segment also included our corporate finance advisory, or strategic advisory, businesses which was significantly scaled back as we shifted our focus to recurring revenue businesses.

Alternatives Platform

Our alternatives platform represents our legacy TIG business which was founded in 1980, and since then has supported and helped money managers build their fund management businesses using a centralized platform of services proven to allow portfolio managers to focus exclusively on portfolio management. In total, we launched 24 separate fund strategies. In 1993, we launched the current version of the TIG Arbitrage strategy, which has grown from $6 million AUM in 1993 to $2.4 billion AUM as of December 31, 2023. In 2018, we launched a new business initiative focused on making growth equity investments in alternative managers. We have made strategic investments with External Strategic Managers, who manage approximately $5.3 billion of AUM in the aggregate as of December 31, 2023. The strategies of these External Strategic Managers include real estate bridge lending, European long short equities, and Asian credit and special situations. We are focused on partnering with global alternative asset managers in order to unlock and achieve growth from both an asset and operational perspective. We have a strong track record of identifying managers that focus on sourcing uncorrelated investment opportunities in both public and private markets and then utilizing our long-standing operating platform to assist managers execute on their growth strategy. Our TIG Arbitrage strategy is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor, and the External Strategic Managers each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base. As a growth-oriented partner, we work with our fund managers on marketing, business development, strategy and operational efficiencies.

Clients

Our strategies and their related vehicles (including the strategies of our External Strategic Managers) are distributed globally through a team of 17 professionals based in New York, London, Toronto, and Hong Kong. The investor base of each strategy is predominantly comprised of institutional investors.
Internally Managed Funds
Event-Driven Global Merger Arbitrage
The TIG Arbitrage strategy is our event-driven strategy based in New York. This strategy, which has approximately $2.4 billion of AUM as of December 31, 2023, focuses on 0-to-30-day events within the merger process. The investment team employs deep research on each situation in the portfolio with a focus on complex, hostile, up-for-sale situations where our primary research work can drive uncorrelated alpha. Our research and investment process is focused on hard catalyst events and is not dependent on deal flow.
Funds Managed by our External Strategic Managers
Romspen—Real Estate Bridge Lending Strategy (External Strategic Manager)
The External Strategic Manager that operates a real estate bridge lending strategy is based in Toronto and focuses on complex construction, term, and pre-development bridge loans throughout North America. The strategy has approximately $2.2 billion AUA as of December 31, 2023. The External Strategic Manager’s experience with mortgages dates back to the 1950s when the firm operated as a real estate law firm and entered the mortgage lending business in the 1960s. The manager converted its individual mortgage syndication business to a commingled fund in early 2006. The strategy’s diversified portfolio primarily consists of first lien mortgages with little to no structural leverage. Initially COVID and then rising rates, in 2023 have led to a period of higher-than-expected non-payment of loans in our bridge lending strategy. The main fund had to suspend redemption for a period to protect investor capital fairly. The liquidity situation may take some time to address, and we are monitoring the situation closely.
Zebedee—European Equities (External Strategic Manager)
The External Strategic Manager focused on European equities is based in London. The strategy has approximately $1.7 billion AUA as of December 31, 2023. Founded in 2001, this External Strategic Manager trades the portfolio actively and is absolute return-oriented with a focus on financials, cyclicals, and mining and minerals. The strategy is market agnostic and runs with a variable net exposure, equally comfortable net long or net short.
Arkkan—Asian Credit and Special Situations (External Strategic Manager)
The External Strategic Manager has operated an Asia credit and special situations strategy based in Hong Kong since 2013. The strategy has approximately $1.4 billion AUA as of December 31, 2023. The External Strategic Manager has more than 25 years of experience investing in performing, stressed, and distressed bonds and loans throughout the Asia Pacific region. We believe their on-the-ground expertise and deep local network makes it well-positioned to capitalize on an under-researched and inefficient market with limited competition and attractive levels of stressed and distressed activity.
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
•Investments, Financial Planning, and Strategy:
•business planning and talent sourcing;
•budgeting and growth oversight; and
•strategic development and training.

•Sales and Marketing:
•centralized marketing;
•strategic positioning;
•product development;
•sales planning and execution;
•investor relations;
•materials oversight;
•branding; and
•sales channel expertise covering North America, Europe, Middle East, Asia Pacific and Latin America.
•Back and Middle Office Infrastructure/Administration:
•risk management;
•legal and compliance;
•treasury management;
•collateral management;
•technology infrastructure and systems;
•middle office operations;
•accounting services;
•real estate management;
•counterparty management; and
•human resources.
Real Estate - Public and Private Fund Management

Our real estate business currently includes co-Investments and fund management activities and, as of December 31, 2023, had approximately $12.7 billion of AUM/AUA. Within our fund management activities we managed two fund products: Home Long Income Fund (“HLIF”), a private fund, and LXi REIT plc (“LXi”), a publicly traded fund. These funds were marketed primarily in the United Kingdom to institutional investors. They are not separately marketed to our wealth management clients.
On January 9, 2024, LXi and LondonMetric Property plc (“LondonMetric”) announced their intention to merge. In connection with the merger, which completed March 5, 2024, LondonMetric also acquired, on March 6, 2024, LXi REIT Advisors Limited (“LRA”), a wholly owned subsidiary of the Company which provided investment advisory services to LXi. As a result of this transaction, the management contract between LXi and LRA will be terminated.
On February 26, 2024, AFM UK and SHIA served notice to terminate their contracts with HLIF. We are in discussions with a third-party manager to take over the management of HLIF and termination of these contracts will become effective once the transition process has completed.
Fund Management
Co-investment
Our real estate co-investment business, which was part of the legacy Alvarium business, was founded in 2010. We follow a thematic investment strategy, selecting sub-sectors based on in-house industry knowledge and long-term analysis of cyclical and geographic trends. We are the sponsor for these club deals and work with a preselected and vetted list of operating partners. In selecting operating partners, we will look for a demonstrable track record across multiple real estate cycles and a strong ability to source pipeline transactions. Our real estate investment team oversees deal origination, due diligence, documentation, and structuring from inception to exit for a variety of strategies including forward funding, development, income, value-add and planning. We are active in our approach to our operating partners, in some instances taking ownership stakes, as well as participating on boards and investment committees. Since inception, most of the deals have been in Europe. As of December 31, 2023, our real estate co-investment platform has deployed more than $7.8 billion of capital (inclusive of capital raised for our real estate funds), of which approximately 14% has been invested by legacy Alvarium Shareholders and senior employees.

Investors, typically HNWIs, single family offices and institutional investors, are invited to participate alongside our employees and shareholders on a deal-by-deal basis. Clients of our wealth management division who have opted-in to be provided with information on our co-investment transactions are also invited to participate on a deal-by-deal basis.
The segment also includes a global corporate advisory practice that serviced companies principally in the media, consumer, healthcare, technology and innovation sectors, as well as our wealth management clients around their operational businesses or family holding companies (“Strategic Advisory”), formerly known as the Merchant Banking division. Strategic Advisory was part of the legacy Alvarium platform and has been scaled down significantly as we focus on recurring revenue businesses.
Home Long Income Fund
Home Long Income Fund is an English open-ended investment company launched in October 2018. Its investment objective is to deliver secure inflation-protected income and capital growth by investing in a portfolio of UK homeless shelters. HLIF is advised by SHIA and AFM UK acts as its alternative investment fund manager. Both SHIA and AFM UK are wholly owned subsidiaries of the Company. As of December 31, 2023, HLIF had assets under management of approximately £0.2 billion ($0.3 billion). On February 26, 2024, AFM UK and SHIA served notice to terminate their contracts with HLIF. We are in discussions with a third-party manager to take over the management of HLIF and termination of these contracts will become effective once the transition process has been completed.
LXi REIT plc
LXi is an English real estate investment trust company, launched in February 2017, whose shares are traded on the premium segment of the London Stock Exchange’s Main Market. LXi was advised by LRA, and its investment objective is to deliver inflation-protected income and capital growth over the medium-term for its shareholders through investing in a diversified portfolio of UK property that benefits from long-term index-linked leases with institutional-grade tenants. As of December 31, 2023, LXi’s market capitalization was approximately £1.8 billion ($2.3 billion). On January 9, 2024, LXi and LondonMetric announced their intention to merge. In connection with the merger, which completed on March 5, 2024, LondonMetric also acquired, on March 6, 2024, LRA, a wholly owned subsidiary of the Company which provided investment advisory services to LXi. As a result of this transaction, the management contract between LXi and LRA will be terminated.
OUR REVENUE STREAMS
Consistent with operating a diverse range of services, we generate a diverse range of revenue streams across our business lines. A high-level summary of these revenue streams is set forth below.
Broadly, our revenues fall into four categories: recurring management, advisory, or administration fees; performance or incentive fees; distribution from investments and other income or fees:
•Management, advisory, and administration fees are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from both our wealth management division from investment management, investment advisory, trusts and administration, and family office services, and also from our fund management activities associated with our internally Managed Funds. Added to the recurring nature of these fees, our high client retention rate in our wealth management services, and the long-term nature of our fund management fees, means that these fees are also relatively stable.
•Incentive or performance fees are comprised of both carried interest payments we earn on co-investments and annual performance or incentive fees earned in some cases from our investment management and advisory or fund management services associated with our internally managed funds. These fees, being performance related, are variable in nature and more susceptible to impact from exogenous factors. As a result, performance and incentive fees provide potential upside to our revenues in the future and, in our view, can be highly accretive to our profitability.
•Distributions from investments are generated from the equity interests we have in the three External Managers pursuant to which we are entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. The

Company receives distributions from its External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. The management fee component of the distributions is recurring in nature, while the incentive portion is more susceptible to impact from exogenous factors.
•Other income or fees include transaction fees from our strategic advisory, corporate advisory, brokerage, and placement agency services. Transaction fees are generally non-recurring in nature, are typically commission based, and are payable on the successful completion of a transaction. Transactions are also susceptible to impact from exogenous factors. However, as is the case with performance and incentive fees, transaction fees provide potential upside to our revenues and, in our view, can be highly accretive to our profitability.
Wealth Management Fees
Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated on the basis of a percentage of the value of each client’s assets (AUM or AUA) and are charged using either an average daily balance or ending balance, quarterly in arrears.
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
The fees vary depending upon the level and complexity of client assets and the services being provided. The fee typically covers the investment advisory services and basic estate and wealth planning services. The more complex estate and wealth planning services, as well as our Trustee service, and certain extended family office services, are typically billed separately, as a fixed or time-based amount.
Some clients in certain jurisdictions may also pay performance fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.
Strategic Alternatives Fees
Fund Management Fees

We earn management fees in our Strategic Alternatives segment through our alternatives platform (compensation for internal fund management and advisory services), public real estate fund management and private real estate recurring fees. The management fees for the alternatives platform are approximately 0.75% to 1.5% of the net asset value of the funds’ underlying investments.
Incentive Fees
TIG Arbitrage is entitled to receive incentive fees if certain performance returns have been achieved as stipulated in our governing documents. The incentive fees for TIG Arbitrage are calculated using 15% to 20% of the net profit/income. We recognize our incentive fees when it is no longer probable that a significant reversal of revenue will occur. Our incentive fees are not subject to clawback provisions.

Distributions from Investments

Distributions from investments are earned through our profit or revenue sharing arrangements with the External Strategic Managers. Our economic interests in the External Strategic Managers are as follows:
•Real Estate Bridge Lending Strategy—21% profit share;
•European Equities—25% revenue share; and
•Asian Credit and Special Situations—12% revenue share

Our distributions from investments from European equities and Asian credit and special situations are comprised of a management fee component and, depending on performance, an incentive fee component. Depending on the fund, the incentive fee component can range from 15% to 35% , of the net profit/income, in excess of a 10% return hurdle.
Co-investment
As sponsor of private market direct and co-investment transactions, we generate income from debt and equity structures relating to specified real estate investments or investments in other alternative asset classes. Private market fees include arrangement, retainer, management, advisory, performance, acquisition, promote and other associated fees as well as interest arbitrage for debt structures. Arrangement fees are typically 50 to 100 basis points of equity value contributed into a transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are typically medium to long-term (three to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly, or annually.
We may be entitled to a portion of the performance-related entitlements (such as carried interest or promote) that may be payable on exit from co-investment transactions. Such revenues are only received if the investor hurdle (i.e. a minimum return to the investor) is reached and may include a catch-up. Carried interest entitlements are based on a percentage of the investor return above such hurdle and are set on a deal and fund basis. Typically, carried interest entitlements represent 10% to 20% of the investors’ equity internal rate of return in excess of an 8% to 15% hurdle, with no carried interest entitlement being payable if the hurdle is not met. In relation to our co-investments, a group company will typically have entered into an advisory or management agreement, or other arrangement, that entitles us to receive a share of base management fees (whether directly or through a joint venture entity) from the inception of the relevant investment or joint venture, through to exit and the liquidation of the relevant transaction vehicle, or as otherwise set out in an approved business plan. Where we have established feeder vehicles for clients, there may also be administration and advisory fees associated with those vehicles (these are earned by our trusts and administration business).
Real Estate Funds (Public and Private)
We generate income from managing and advising the investment portfolios of certain public and private real estate funds. Our fees from managing and advising these vehicles are contained in management and advisory contracts relating to the relevant fund and are typically calculated on a sliding scale of percentages of the asset value, market capitalization or the investor capital of the relevant fund as applicable.

OUR LEADERSHIP, CULTURE, AND VALUES
Experienced Management Team with Proven Track Record
We are led by a team of seasoned executives with diverse experience. Our management team has expertise across investment management, alternative asset management, real estate, financial planning, and trusts and estates as well as impact investing. Members of our senior management team have an average of over 20 years of experience and a strong track record in building successful businesses from the ground up and generating superior returns across market cycles.
Diverse, Inclusive and Responsible Corporate Culture
As a human capital business, we believe our corporate culture, which is one of collaboration and connection, is one of our most important and valued assets. Our corporate culture starts at the highest level of management and is carried throughout the organization. We are committed to investing responsibly, operating our business with integrity, and building a diverse and inclusive workplace where our employees can grow and thrive. We are fully committed to diversity, equality, and inclusion at all levels of our business and are targeting 50% female representation in senior management by the end of our first five years of operations. As of December 31, 2023, approximately 45% of our employees were women.
Our Focus on Sustainable Finance and Impact Investing
We use the term “impact investing” to describe investment practices seeking to generate environmental and social impacts at a portfolio level. The use and our definition of this banner term acknowledges the different interpretations and uses, globally, but particularly between the United States and Europe, of the terms “impact investing” and “sustainable finance”.
Under this banner of impact investing, we offer four distinct approaches to investment of client capital:
•Values Alignment: Offering public equity investments which may have either a positive or negative “tilt” based upon client-specific values and interests as reflected in their investment policy statement;
•Positive Engagement: Offering public equity investments with active managers who seek to engage in a positive manner with corporate leadership to integrate greater consideration of off-balance sheet factors (corporate governance, various social and/or environmental practices) which are material to long-term corporate financial performance and positive citizenship;
•Thematic investing: Private market fund investments within the areas of environmental sustainability and socio-economic development; and
•Catalytic: Private market investments in strategies that are non-conforming with our traditional investment approach and may include managers/teams building new track records, implementing innovative investment strategies, operating with evergreen or non-traditional fund structures and offering market rate, near or below market financial returns while seeking to leverage private capital for greater public good.
Accordingly, we believe that it is our responsibility to leverage our global network of offices and partnerships, the skills of our employees and the influence and resources of our clients, so that we can collectively have a lasting and positive impact on our communities and the environment, and we believe that our aims are aligned with those of the family offices and institutions we serve, for whom wealth is not measured purely in terms of financial returns but in the long-term, intergenerational preservation of quality of life and the generation of multiple, extra-financial returns, including improvements to environmental and social conditions for all, shareholders and stakeholders alike.
As of December 31, 2023, we have approximately $4.4 billion of our AUM/AUA dedicated to impact investing in our wealth management business. Through impact investing, we seek to play our part in directing capital to sustainable investments that will aid in the transition to a low carbon economy, as well as investments that are well managed and socially beneficial. Like us, our clients and investors are increasingly focused on risk-adjusted returns associated with socially and environmentally responsible investment opportunities and we consider it a fundamental part of our mission, as long-term stewards of client capital, to ensure that these non-financial investment goals are not only met, but advanced in new, innovative ways.
OUR HISTORY AND PRESENCE TO DATE
Our History

AlTi was formed as a combination of TWMH, the TIG Entities, and Alvarium. TIG was founded in 1980 by Carl Tiedemann to enable talented money managers to build their fund businesses, using a centralized platform of proven services that enable portfolio managers to focus exclusively on their clients and realize their investment objectives. Carl Tiedemann, Craig Smith, and Michael Tiedemann established TWMH on the premise that a wealth management business organized on principles of delivering a combination of excellent investment performance and high-touch client service would quickly differentiate itself from its competitors. Alvarium was established by its founder partners as LJ Capital in 2009, initially with the aim of sourcing direct and co-investments in real estate in the UK and in Central Europe. The firm rebranded as LJ Partnership and underwent a series of acquisitions, before rebranding as Alvarium in 2019.

Tiedemann Wealth Management (TWMH)

TWMH was founded in 1999 on the premise that if the business was staffed and organized to deliver a combination of excellent investment performance and high-touch client service, it would quickly differentiate itself from a crowded field of firms nominally in the wealth management business. The firm sought to attract and serve a base of individuals and families with $25 million or more of investable assets, where it believed it was particularly well-positioned to offer comprehensive investment and family office service solutions. In 2016, TWMH acquired Presidio Capital Advisors, a wealth manager with approximately $4.1 billion of AUM. Then, in 2017 it acquired the Threshold Group, another independent wealth advisor and a leader in the rapidly growing impact investing market segment, with approximately $3.8 billion of total AUM (including both impact and non-impact client assets). This acquisition cemented its commitment to be a leader in impact investing for its clients.

TIG Entities

The TIG Entities were founded by seasoned entrepreneurs and over their history they have advised more than 30 financial businesses on their growth strategy. Since inception in 1980, they have supported and helped money managers build their fund businesses, using a centralized platform of services proven to allow portfolio managers to focus exclusively on portfolio management (please refer to timeline below). In total, TIG launched 24 separate fund strategies. In 1993, TIG launched the current version of the TIG Arbitrage strategy, which has grown from $6 million AUM in 1993 to $2.4 billion AUM as of December 31, 2023. In 2018, TIG launched a new business initiative focused on making growth equity investments in alternative managers. The first investment was in Romspen, the real estate bridge lending External Strategic Manager in 2018, followed by an investment in Zebedee, the European equities External Strategic Manager in 2020, and Arkkan, the Asian credit and special situations External Strategic Manager in January 2021.

Alvarium

The firm was established as LJ Capital in 2009 to source direct and co-investments in real estate in the UK and in Central Europe. The firm, rebranded as LJ Partnership (“LJ”), continued to grow, and acquire global clients through acquisitions, including wealth management businesses in the United States, Europe, and Hong Kong. The first acquisition was Deloitte’s UK Investment Advisory business in 2011. Over the course of 2014 to 2017, LJ merged with or acquired the former Guggenheim wealth management businesses in Miami, Geneva, Lisbon and Hong Kong, and brought on board a team that originated from their business in New York. Then in 2015, LJ acquired Salisbury Partners LLP, a UK discretionary investment manager. Over the course of 2018 to 2020, it acquired Iskander in Paris, established a joint venture with Albacore in Lugano, and expanded into

Milan. Also in 2019, it merged with London based media, consumer, and technology firm Lepe Partners, creating our merchant banking platform. Finally, in 2019 LJ rebranded as Alvarium to reflect its global footprint, partners, and clients.
Our Presence to Date
Our business is global, with approximately 480 professionals operating in 21 cities in 10 countries across three continents, as of December 31, 2023. These include approximately 80 individuals expected to depart and one country and city we expect to exit related to the pending sale of FOS and the sale of LRA, which became effective on March 6, 2024. See Note 3 (Business Combinations and Divestitures).
Our Competitive Strengths

Comprehensive platform approach. We believe we are the only public company that includes wealth management and alternatives on the same platform. This unique combination not only creates attractive crossover opportunities and solutions for our clients, but also strengthens AlTi’s business model through the diversification provided by the distinct growth drivers and profiles of the two business lines.

Global footprint. We have offices located in 21 leading financial centers, in ten counties across the U.S., Europe and Asia which enables us to service our clients across multiple jurisdictions. This is an important differentiator as we are uniquely positioned as a global and independent advisor given most multi-family offices have a regional focus, and the private banks who have a global presence are not able to offer independent advice. Our global distribution platform in our alternatives business also enables us to reach clients across three continents.

Large and growing addressable market. AlTi is an institution that is curated to serve the evolving UHNW demographic and meet the growing demand globally for independent advice and access to investment strategies in alternatives. We believe there is a clear generational wealth transfer taking place as baby boomers transfer significant wealth to their heirs, foundations, charities, and endowments, and AlTi’s holistic service offering positions us to participate in this opportunity, which is estimated to be more than $80 trillion by 2045 (Cerulli Associates). UHNW clients are increasingly focused on transparency and alignment and demand direct investments and impact investing. Clients are attracted to an independent advisory firm that holds similar values and has a curated set of solutions that address their holistic wealth management needs. In addition, the global demand for alternatives has been growing strongly in recent years and is expected to reach $23 billion in 2026, a CAGR of 11% since 2011 (Prequin).

Recurring and diversified revenues. For the year ended December 31, 2023, 77% of our revenue is generated from stable management or advisory fees whether internally or from our External Strategic Managers. In the wealth management business we have a long-tenured, multi-generational client base with a retention rate of 97% since 2019. Our predictable revenue base results in a stable earnings model with multiple growth vectors given the relatively low correlation between the wealth management and alternatives assets in our platform.

Identified pipeline of inorganic opportunities. Given our track record of executing attractive and strategic transactions in the U.S. and internationally, we are a desirable partner and have identified a pipeline of potential acquisitions across our wealth management and alternatives businesses.

Alignment of interest with clients. We consider the alignment of interest of our shareholders, executive management team members and other professionals at the firm with those of our clients to be key to our business. As of December 31, 2023 they had invested $1.9 billion alongside our clients across our wealth management and alternatives platform.

Our Growth Strategy

We aim to continue to grow our business through the following initiatives:

New investment strategies and global presence. We expect to continue to deepen our reach and expansion in current markets, and position us for expansion into complementary new markets in the U.S., Europe, and Asia, where we can bolster our client base, as well as enhance our service offering to existing clients across multiple jurisdictions. Our focus will be on markets with attractive characteristics including significant market size, low regulatory barriers, and limited competition, where we can leverage our existing footprint. In alternatives, our focus to date has been on liquid alternatives and real estate. We plan to offer private markets and impact investing solutions, which also have significant appeal to UHNW clients, foundations, and institutional investors, and where we are able to leverage our global distribution platform.

Select acquisitions and stakes in strategic managers. We expect to continue to diligently evaluate and execute on inorganic opportunities which will enhance our platform by broadening our global footprint or enabling us to expand our product offerings. We will also analyze opportunities to increase our ownership stakes in best-in-class managers. We have a proven track record in the wealth management and alternatives sectors, taking a disciplined approach to our pipeline and acquisition criteria. We focus on the target firm’s profile, footprint, and fit. As an independent platform with long-tenured clients and an extensive suite of services, we are a desirable partner for firms seeking consolidation and growth. In the alternatives business, our operational support platform and global distribution capabilities are attractive to managers looking to scale their funds globally.

Expanded client base and deepened existing relationships. We will continue to fortify our client base through exceptional service and innovative solutions. We plan to expand our client base by leveraging our enhanced scale, skills, and the experience gained over our 20+ year history, operating globally across various market cycles. We expect to expand existing relationships through new investment solutions and complementary services.

Growth through impact offering. As of December 31, 2023, assets invested in impact strategies accounted for $4.4 billion of our AUM, and are a key area of growth within our wealth management platform. We are also planning to offer impact strategies in our alternatives business as they have significant appeal to UHNW clients, foundations, and institutional investor.

Record of Constructive Partnership
We have the mergers and acquisition experience to complement proven organic growth, having made a number of acquisitions or joint venture investments to date. Below are three examples of such accretive transactions.

•Acquired 30% stake in Lugano-based $943 million AUM Wealth manager in 2019
•Expanded into attractive Northern Italian market
•Grew assets to $1.2 billion in 2023
• In August 2023, acquired remaining 70% stake.
• Acquired Seattle-based $3.4 billion AUM wealth manager in 2017 • Grew scale and West Coast presence in wealth management •Expanded impact investing capabilities
•Acquired initial minority stake in London-based European Long Short fund in 2020
•Provided Zebedee immediate distribution access to U.S. and global investors
•Investors Choice winner in 2022
•Increased stake by 5% to 12% in 2023

Applying our core principles globally, we aim to build on the success of our business, through:
•Organic Growth: We attract clients and grow our AUM by providing exceptional client service and executing our clients’ investment objectives, partnering with our clients to deliver solutions, and accessing impact investing and other innovative investment opportunities on our clients’ behalf.
•Selective Accretive Acquisitions: We thoughtfully evaluate global acquisition opportunities that enhance and deepen the services that we can offer our clients and investors. As the global markets continue to evolve, we see manifold possibilities for accretive expansion.
Through our business lines, we intend to: (1) provide our clients and investors access to unique investment and co-investment opportunities; (2) provide customized service to meet the needs of our clients and their families; (3) invest with intention—taking seriously the modern responsibilities of wealth; (4) innovate continuously to meet the needs and aspirations of our clients and investors; and (5) grow rapidly—both organically and by acquisitions—to build a premiere global financial services firm.
Competition
Wealth Management

The wealth management industry is highly fragmented (according to the Investment Advisor Association, in 2022 there were 15,114 registered investment advisors in the United States alone), leading to intense competition on both the regional and local levels. According to Piper Sandler, the industry’s fragmentation is driven by a few key factors, including:
•Low barriers to entry: launching a wealth management firm entails relatively low start-up costs with little upfront capital; and
•Local focus: wealth management firms are typically locally focused, and expansion beyond a registered investment advisor’s local market can require significant costs and senior management resources.
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

Key competitors in the United States are regional or national independent multi-family offices, or consultants, including: BBR, Brown Advisors, SCS, Jordan Park, Cresset and Mercer Advisors, or banks or trust companies such as: Bessemer Trust, UBS, Northern Trust, JP Morgan and Goldman Sachs. Internationally we compete with certain local multi-family offices focused on specific regions or countries, as well as with consultants, such as: We Family Offices, Cambridge Associates and ARC. However, internationally our primary competitors currently are the banks such as UBS, Goldman Sachs, Pictet, and JPMorgan.
Strategic Alternatives
The investment management industry, encompassing asset management and fund management, is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry, and asset basis.
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
For additional information concerning the competitive risks that we face, see “Risk Factors” in Item 1A.
Employees
As of December 31, 2023, we employed approximately 480 professionals (including approximately 80 individuals expected to depart related to the pending sale of FOS and the sale of LRA, which became effective on March 5, 2024). The total individuals employed include 28 investment professionals, and, approximately 45% of our employees are women. Diversity, equity, and inclusion are key to our firm’s open culture and long-term success. We recognize the important link between corporate values, employee engagement, and corporate performance. We also strive to foster a supportive environment that cultivates professional growth and development and encourages team members to continuously develop their skills. We consider our relationship with employees to be vital and are focused on effective attraction, development, retention, compensation and benefits for all employees. This includes workforce and management development, diversity and inclusion initiatives, corporate culture and leadership quality, and morale and development, which are vital to the success of our innovation-driven growth strategy. Our values are built on mutual respect, constructive dissent, operating at the highest standard, and acting in the best interest of our stakeholders.
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
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges, or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Risk Factors” in Item 1A.
Rigorous legal and compliance analysis of our businesses and our funds’ investments is important to our culture. We strive to maintain a culture of compliance using policies and procedures such as compliance oversight, codes of ethics, compliance systems, communication of compliance guidance, and employee education and training. All employees must annually certify their understanding of and compliance with key global firm policies, procedures, and code of ethics. We have compliance groups that monitor our compliance with the regulatory requirements to which we are subject and manage our compliance policies and procedures. Our compliance groups are supervised by our Chief Compliance Officer and divisional compliance officers, which are responsible for monitoring all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, document retention, potential conflicts of interest, and the allocation of investment opportunities. We also engage with outside counsel as needed to ensure compliance with applicable laws and regulations.
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
United States
SEC Regulations
We provide investment advisory services through certain entities within our structure that are registered as investment advisers with the SEC pursuant to the Advisers Act. As compared to other, more disclosure-oriented U.S. federal securities laws, the Advisers Act, and the Investment Company Act of 1940, as amended (the “Investment Company Act”), together with the SEC’s regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an adviser’s registration.
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
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, brought enforcement actions against the firms, their principals and their employees. It is generally expected that the SEC’s oversight of global investment firms will continue to focus on concerns related to, among other things, transparency, investor disclosure practices, investment risks and conflicts of interest, fees and expenses, liquidity, valuation of assets, and controls around material non-public information, which could impact the Company’s investment adviser entities in various ways. Future legislation, regulation or guidance may have an adverse effect on the fund industry generally and/or us specifically. Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership.
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
Besides the United States, we currently have operations in France, Hong Kong, the Isle of Man, Italy, Portugal, Singapore, Switzerland and United Kingdom. As we expand our operations in the United States, Europe, Asia and other jurisdictions, we will become subject to various legislative frameworks in those jurisdictions

ITEM 1A. RISK FACTORS
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

Risks Related to Macroeconomic Conditions

•Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our investment products and services or impair the ability of our investment products and services to raise or deploy capital.
•Inflation may adversely affect the business, results of operations and financial condition of our investment products and services.
•Rapidly rising interest rates could have a material adverse effect on our business and that of our investment products and services’ portfolio companies.
•Changes in market and economic conditions could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Risks Related to our Business and Industry
•We are a holding company and our only material asset is our interest in our subsidiaries, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement (see Note 20 (Commitments and Contingencies)) and pay dividends.
•Our revenue is derived from fees correlated to the amount of assets under management and assets under advisement that we have and the performance of our investment strategies and/or products. Poor performance of our investments in the future or terminations of significant client relationships, in each case, resulting in a reduction in assets under management or advisement, could have a materially adverse impact on our results, financial condition or business.
•The success of our business depends on the identification and availability of suitable investment opportunities for our clients.
•The historical returns attributable to our investment products and services should not be considered as indicative of the future results of our investment products and services or of our future results or of any returns expected on an investment in our Class A Common Stock.
•Valuation methodologies for certain assets of our investment products and services can be open to subjectivity.
•The due diligence process that we undertake in connection with investments and M&A may not reveal all facts that may be relevant in connection with an investment or acquisition.
•Dependence on leverage by certain funds, underlying investment funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our funds to achieve attractive rates of return on their investments.
•Defaults by third-party investors could adversely affect that fund’s operations and performance.

•Our failure to comply with investment guidelines of our clients could result in damage awards against us or a reduction in AUM, either of which would cause our earnings to decline and adversely affect our business.
•We may not have control over the day-to-day operations of many of the funds included in our investments and we do not control the business of the External Strategic Managers in which we have made strategic investments.
•The investment products, services, and investment strategies we currently pursue may expose us to specific market, tax, regulatory and other risks.
•Investments made on behalf of our clients may in many cases rank junior to investments made by other investors.
•Certain of our investments utilize special situation and distressed debt investment strategies that involve significant risks.
•Our investment advisory contracts may be terminated or may not be renewed by investors or fund boards on favorable terms and the liquidation of certain funds may be accelerated at the option of investors.
•We may sell our strategic investments in the External Strategic Managers or they may sell their businesses or exercise their rights to purchase our interests.
•We may establish fund vehicles in the future to own the existing strategic investments in our External Strategic Managers or to make strategic investments in new External Strategic Managers.
•If we are unable to compete effectively, our business and financial condition could be adversely affected.
•The anticipated benefits of the Business Combination may not be realized or may take longer than expected to realize.
•The anticipated benefits of future acquisitions that we may pursue may not be realized or may take longer than expected to realize.
•Potential conflicts of interest in allocation among funds may occur.
•Conflicts of interest may arise in our allocation of costs and expenses, and we are subject to increased regulatory scrutiny and uncertainty with regard to those allocations.
•Conflicts related to investments by several of our investment products and services at different levels of the capital structure of a single portfolio company.
•Additional and unpredictable conflicts of interests may rise in the future.
•Our entitlement and that of certain employees to receive performance income from certain of our investment products and services may create an incentive for us to make more speculative investments and determinations on behalf of our investment products and services than would be the case in the absence of such performance income.
•We have implemented procedures to mitigate potential conflicts of interest and address certain regulatory requirements that prevent us from fully realizing potential synergies across our various businesses.
•Failure to properly disclose conflicts of interest could harm our reputation, results of operations, financial condition or business.
•We pay carried interest and performance-based fees to our investment professionals and other personnel in order to attract and retain them, which may result in a reduction of our revenues and a decrease in our profit margins.

•The selection of a replacement for London Interbank Offered Rate may affect the value of investments held by our funds and could affect our results of operations and financial results.
Risks Related to Geographical Environment
•Our international operations subject us to numerous risks.
•The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
•Our operations in Hong Kong may be adversely affected by political and trade tensions between the U.S. and China.
•We are expanding our business and may enter into new lines of business or geographic markets, which may result in additional risks and uncertainties and place significant demands on our administrative, operational and financial resources. There can be no assurance that we will be able to successfully manage this growth.
Risks Related to Our Regulatory Environment
•We are exposed to litigation risk and subject to regulatory examinations and investigations.
•We are subject to extensive government regulation, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.
•We are subject to U.S. foreign investment regulations, which may impose conditions on or limit certain investors’ ability to purchase or maintain our Class A Common Stock.
•Changes in tax law or policy could increase our effective tax rate and tax liability or the taxes payable by investors in our funds or holders of shares of our Class A Common Stock, each of which could have a material adverse effect on our business, financial condition and results of operations.
•We may be subject to the excise tax included in the Inflation Reduction Act of 2022 of in connection with redemptions of our Class A Common Stock after December 31, 2022.
•Federal, state and foreign anti-corruption, export control and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
•Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.
•Failure to comply with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
•Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
•We may be subject to increasing scrutiny from our clients with respect to the societal and environmental impact of investments we make, which may adversely impact our ability to retain clients or to grow our client base and assets under management or assets under advisement, and also may cause us to more likely invest client capital based on societal and environmental factors instead of investing client capital in the investment opportunities with the highest return potential for a particular level of risk.
•We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

•If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our results of operations, financial condition or business could be harmed.
•We may be unable to remain in compliance with the financial or other covenants contained in the Credit Agreement and other debt instruments. Any breach of our credit facilities could have a material adverse effect on our business and financial condition.
•Confidentiality agreements with employees, consultants, and others may not adequately prevent disclosure of trade secrets and other proprietary information.
•We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.
•Our inability to obtain adequate insurance could subject us to additional risk of loss or additional expenses.
•Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risks could adversely affect our reputation and financial condition.
•If Umbrella were treated as a corporation for U.S. federal, state or local tax purposes, then the amount available for distribution by it could be substantially reduced and our financial condition and results of operations could be adversely affected.
•In certain cases, payments under the Tax Receivable Agreement may be accelerated or exceed the actual tax benefits realized by the Company.
•Umbrella may directly or indirectly make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash to our stockholders, the direct or indirect holders of Umbrella common units would benefit from any value attributable to such cash as a result of their ownership of our stock upon a Unit Exchange.
•We depend on our senior management team, senior investment professionals and other key personnel to provide their services to us and our investment products and services.
Risks Related to Personnel
•We rely on our management team to grow our business, and the loss of key management members, or an inability to hire key personnel, could harm our business.
•Employee misconduct could harm us by impairing our ability to attract and retain fund investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
•Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.
Risks Related to Being a Public Company
•Our management team has limited experience managing a public company.
•Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
•We have identified material weaknesses in our internal control over financial reporting and may find additional in the future or fail to maintain an effective system of internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

•If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.
•As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which will impose additional costs on us and may strain our resources and divert our management’s attention.
•If we are deemed an “investment company” subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
•Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
•The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
•Our ability to raise capital in the future may be limited.
•The forecasts of market growth and other projections included in this Annual Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.
•We are an emerging growth company within the meaning of the Securities Act and we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
General Risk Factors
•We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and its share price, which could cause you to lose some or all of your investment.
•Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•The Company’s certificate of incorporation and amended and restated bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.
•Future resales of shares may cause the market price of our securities to drop significantly, even if our business is doing well.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before making an investment in our Class A Common Stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A Common Stock could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.
Risks Related to Macroeconomic Conditions
Difficult market and political conditions may reduce the value or hamper the performance of the investments made by our investment products and services or impair the ability of our investment products and services to raise or deploy capital.
Our business is affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, current high interest rates, the availability and cost of credit, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our clients and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls, political elections and administration transitions, and national and international political events (including conflicts, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics. These factors are outside of our control and may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we and our investment products and services may not be able to or may choose not to manage our exposure to these conditions.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, our investment products and services’ portfolio companies may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable to our funds. Negative financial results in our investment products and services’ portfolio companies may reduce the net asset value of our investment products and services, result in the impairment of assets and reduce the investment returns for our investment products and services, which could have a material adverse effect on our operating results and cash flow or ability to raise additional capital through new or successor investment products and services. In addition, such conditions would increase the risk of default with respect to credit-oriented or debt investments by our investment products and services. Our investment products and services may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for our investment products and services to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
Inflation may adversely affect the business, results of operations and financial condition of our investment products and services.
Certain of our investment products and services and their portfolio companies operate in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our investment products and services’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in the operating results of our investment products and services’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investment products and services’ investments could result in future realized or unrealized losses.
Higher interest rates could have a material adverse effect on our business and that of our investment products and services’ portfolio companies.
Higher interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our investment products and services’ capital. Interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any changes in such policies or general economic conditions and their effect on us cannot be controlled and are extremely difficult to predict. High interest rates may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
Changes in market and economic conditions could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.
We operate in the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic and geopolitical conditions and general trends in business and finance that are beyond our control, and could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters, pandemics and outbreaks of disease or similar public health concerns, and other factors that are difficult to predict. In the event that the U.S. or international financial markets suffer a severe or prolonged economic downturn, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.
Significant fluctuations in securities prices have and will continue to materially affect the value of the assets we manage and may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based revenue could be materially and adversely affected. Furthermore, changing economic conditions, including the increase in remote work or hybrid work arrangements, could result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:
•the values of our investments in commercial properties could decrease below the amounts paid for such investments; and
•revenues from the properties underlying our real estate investments could decrease due to fewer tenants and/or lower rental rates.
Inflation could have an adverse impact on any variable rate debt and general and administrative expenses, as these costs could increase at a rate higher than our revenue. The , the Bank of England and other central banks raised interest rates throughout 2022 and 2023 to combat inflation and restore price stability. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows, earnings and asset and liability valuations.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The Federal Reserve announced a program to provide loans to depository institutions insured by the FDIC and certain U.S. branches and agencies of foreign banks secured by certain of such government securities to mitigate the risk of potential losses on the sale of such instruments. Currently, new advances (with terms up to one year) under the program could only be made through March 11 2024. There is no guarantee that the U.S. Department of the Treasury, FDIC and/or Federal Reserve, as applicable, take such actions in the future in the event of the closure of other banks or financial institutions, that they would do so in a timely fashion or that such actions, if taken, would have their intended effect.
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
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations, our financial condition and results of operations, and our ability to comply with covenants in the Credit Agreement and other debt instruments.
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
Since the completion of the Business Combination, we are a holding company with no material assets other than the equity interests in our direct and indirect subsidiaries, including Umbrella. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends or make other distributions depends on the financial results and cash flows of our subsidiaries and the distributions we receive from our subsidiaries. Deterioration in the financial condition, earnings or cash flow of such subsidiaries for any reason could limit or impair such subsidiaries’ ability to pay such distributions. Additionally, to the extent that we need funds and our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or our subsidiaries are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
Subject to the discussion herein, Umbrella will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Umbrella common units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Umbrella. Under the terms of the Umbrella LLC Agreement, Umbrella is obligated to make tax distributions to holders of Umbrella common units (including the Company) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including our payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by Umbrella (excluding payment obligations under the Tax Receivable Agreement). We intend to cause Umbrella to make ordinary distributions and tax distributions to holders of Umbrella common units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments we make under the Tax Receivable Agreement and dividends, if any, we declare. However, Umbrella’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of Umbrella and restrictions on distributions that would violate any applicable restrictions contained in Umbrella’s debt agreements, or any applicable law, or that would have the effect of rendering Umbrella insolvent. Any restrictions on the ability of Umbrella’s subsidiaries to make dividends or other distributions to

Umbrella would also reduce the cash available to Umbrella to make distributions. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.
Dividends on our shares, if any, will be paid at the discretion of the Board, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on our ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, entities are generally prohibited under relevant law from making a distribution to a stockholder to the extent that, at the time of the distribution, after giving effect to the distribution, the liabilities of such entity (subject to certain exceptions) exceed the fair value of its assets. If our subsidiaries do not have sufficient funds to make distributions, the Company’s ability to declare and pay cash dividends may also be restricted or impaired.
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
The historical returns attributable to our investment products and services should not be considered as indicative of the future results of our investment products and services or of our future results or of any returns expected on an investment in our Class A Common Stock.
The historical performance of our investment products and services is relevant to us primarily insofar as it is indicative of our reputation and ability to raise new funds. The historical and potential returns of the funds we advise are not, however, directly linked to returns on shares of our Class A Common Stock. Therefore, holders of our Class A Common Stock should not conclude that positive performance of the funds we advise will necessarily result in positive returns on a return on investment in our Class A Common Stock. However, poor performance of our investment products and services we advise would likely cause a decline in our revenues and would therefore likely have a negative effect on our operating results, returns on our Class A Common Stock and a negative impact on our ability to raise new funds. Also, there is no assurance that projections in respect of our investment products and services or unrealized valuations will be realized.

Moreover, the historical returns of our investment products and services should not be considered indicative of the future returns of these or from any future funds we may raise, in part because:
•market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions we may experience in the future;
•our investment products and services’ rates of returns, which are calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains, which may never be realized;
•our investment products and services’ returns have previously benefited from investment opportunities and general market conditions that may not recur, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;
•the historical returns that we present in this report derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;
•our investment products and services’ historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past;
•the attractive returns of certain of our investment products and services have been driven by the rapid return on invested capital, which has not occurred with respect to all of our investment products and services and we believe is less likely to occur in the future;
•in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative funds and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and
•our newly established funds may generate lower returns during the period that they take to deploy their capital.
•The future return for any current or future fund may vary considerably from the historical return generated by any particular fund, or for our investment products and services as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests.
Valuation methodologies for certain assets of our investment products and services can be open to subjectivity.
Many of the investments in our investment products and services are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third party’s estimate, of their value as of the date of determination. The determination of fair value, and thus the amount of unrealized appreciation or depreciation our investment products and services may recognize in any reporting period, is to a degree subjective. Our investment products and services generally value their investments quarterly at fair value, based on, among other things, the input of third party valuation firms and taking into account the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company operates, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities, private companies and privately owned real estate, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. A fund’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that are ultimately realized upon the disposal of such investments. These valuations could, in turn, affect the management fees or performance income that our business receives.

The due diligence process that we undertake in connection with investments and M&A may not reveal all facts that may be relevant in connection with an investment or acquisition.
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
The investment products, services, and investment strategies we currently pursue may expose us to specific market, tax, regulatory and other risks.
We currently pursue, through our investment products and services, multiple investment strategies. While we believe that there may be certain synergies amongst the various strategies, there can be no assurance that the benefits will manifest or that there will not be unanticipated consequences resulting therefrom. Although we are seeking additional investment strategies, relative to more diversified asset managers, our investment products and services’ limited and specialized focus also leaves us more exposed to risks affecting the sectors in which our investment products and services invest. As our investment management program is not broadly diversified, we may be uniquely exposed to market, tax, regulatory and other risks affecting the sectors in which we invest. There can be no assurance that we will be able to take actions necessary to mitigate the effect of such risks or otherwise diversify our investment program to minimize such exposure.
Investments made on behalf of our clients may in many cases rank junior to investments made by other investors.
In many cases, the companies in which we invest on behalf of our clients have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to investments made on behalf of our clients. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our clients’ investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our clients hold an investment, holders of securities ranking senior to our client investments would typically be entitled to receive payment in full before distributions could be made in respect of our client investments. After repaying senior security holders, the issuer may not have any remaining assets to use for repaying amounts owed in respect of our client investments. To the extent that any assets remain, holders of claims that rank equally with our client investments would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our clients may be substantially less than that of those holding senior interests.
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
The industry in which we operate is intensely competitive, with competition based on a variety of factors, including investment performance, the scope and the quality of service provided to clients, brand recognition, business reputation and price. Our business competes with a number of private equity funds, hedge funds, wealth managers, specialized investment funds, solutions providers and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. Additionally, developments in financial technology, such as distributed ledger technology, commonly referred to as blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:
•a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;
•some of our competitors have significant amounts of capital or are expected to raise significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that our investments seek to exploit;
•some of our investments may not perform as well as competitors’ funds or other available investment products;
•some of our competitors may have a lower cost of capital, which may be exacerbated to the extent potential changes to the Code limit the deductibility of interest expense;
•some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;
•some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;
•some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;
•some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do; and

•other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.
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
Achieving the anticipated benefits of the Business Combination, depends, in part, on our ability to optimize our combined operations, which will be a complex, costly and time-consuming process. If we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period. There can be no assurances that we will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the Business Combination.
The integration of the Target Companies presents material challenges, including, without limitation:
•combining the leadership teams and corporate cultures of TWMH, the TIG Entities and Alvarium;
•managing a larger combined business;
•maintaining employee morale and retaining key management and other employees at the combined company, including by offering sufficiently attractive terms of employment;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•managing expense loads and maintaining currently anticipated operating margins given that the Target Companies are different in nature and therefore may require additional personnel and compensation expenses, which expenses may be borne by us, rather than our funds.
Some of those factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies, potential cost savings, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.
The anticipated benefits of future acquisitions that we may pursue may not be realized or may take longer than expected to realize.
We may pursue acquisitions of assets or business that are complementary to our business. For any such acquisitions, the optimization of our combined operations may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such future acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such acquisitions.
The integration of our acquisitions may present material challenges, including, without limitation:
•combining leadership teams and corporate cultures;
•the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration of a new asset or business;
•managing a larger combined business;

•maintaining employee morale and retaining key management and other employees, including by offering sufficiently attractive terms of employment;
•retaining existing business and operational relationships, and attracting new business and operational relationships;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•managing expense loads and maintaining currently anticipated operating margins given that investment products and services may be different in nature and therefore may require additional personnel and compensation expenses, which expenses may be borne by us, rather than our investment products and services; and
•unanticipated issues in integrating information technology, communications and other systems.
Some of those factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies, potential cost savings, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.
Potential conflicts of interest in allocation among funds.
Certain of our investment products and services may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. We may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, including but not limited to differences with respect to available capital, the current or anticipated size of a fund, minimum investment amounts, the remaining life of a fund, differences in investment objectives, guidelines or strategies, diversification, portfolio construction considerations and other considerations deemed relevant to us and in accordance with our policy. Although we have adopted investment allocation policies and procedures that are designed to ensure fair and equitable treatment over time, and expect these policies and procedures to continue to evolve, those policies and procedures will not eliminate all potential conflicts. Certain investment opportunities may be allocated to certain funds that have lower fees or to our co-investment funds that pay no fees.
Conflicts of interest may arise in our allocation of costs and expenses, and we are subject to increased regulatory scrutiny and uncertainty with regard to those allocations.
As an asset manager with multiple funds, we regularly make determinations to allocate costs and expenses both among our funds and between our funds and us. Certain of those allocation determinations are inherently subjective and virtually all of them are subject to regulatory oversight. Any allocation or allegation of, or investigation into, a potential violation could cause reputational harm and a loss of investor confidence in our business. It could also result in regulatory lapses and any applicable penalties, as well as increased regulatory oversight of our business. In addition, any determination to allocate costs and expenses to us could negatively affect our net income, and ultimately decrease the value of our Class A Common Stock and our dividends to our stockholders. Similar considerations arise when allocating expenses to, or away from vehicles to which specified interests apply.
We have a conflict of interest in determining whether certain costs and expenses are incurred in the course of operating our funds, including the extent to which services provided by certain employees and associated costs, including compensation, are allocable to certain funds. Our funds generally pay or otherwise bear all legal, accounting, filing, and other expenses incurred in connection with organizing and establishing the funds and the offering of interests in the funds, including certain employee compensation. Such determinations often require subjective judgment and may result in us, rather than our funds, being allocated certain fees and expenses. In addition, our funds generally pay all expenses related to the operation of the funds and their investment activities, in certain cases subject to caps. We also determine, in our sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses, incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among our investment products and services, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable. That often requires judgment and could result in one or more of our funds bearing more or less of these expenses than other investors or potential investors in the relevant investments or a fund paying a disproportionate share, including some or all, of the broken deal expenses or other expenses incurred by potential investors. Any dispute regarding such allocations could lead to our funds or us, as further described below, having to bear some portion of these costs as well as reputational risk. In addition, for funds that do not pay or otherwise bear the costs and expenses described above because of the application of caps or otherwise, such amounts may be borne by us, which will reduce the amount of net fee income we receive for providing advisory services to the funds.
Additional and unpredictable conflicts of interests may rise in the future.
In addition to the conflicts outlined above, we may experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including the amounts paid to us by our investment funds; services that may be provided by us and our affiliates to investments in which our investment funds invest (including the determination of whether or not to charge fees to our investments for our provision of such services); investments by our investment funds and our other clients, subject to the limitations of the Investment Company Act; our formation of additional investment funds; differing recommendations given by us to different clients; and our use of information gained from an investment funds’ investments used to inform investments by other clients, subject to applicable law.
Our entitlement and that of certain employees to receive performance income from certain of our investment products and services may create an incentive for us to make more speculative investments and determinations on behalf of our investment products and services than would be the case in the absence of such performance income.
Some of our investment products and services generate performance-based fees, including carried interest. Carried interest and performance-based fees or allocations may create an incentive for us or our investment professionals to make more speculative or riskier investments and determinations, directly or indirectly on behalf of our investment products and services, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such carried interest or performance-based fees or allocations. It may also create incentives to influence how we establish economic terms for future funds. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of the employees relative to us and our non-participating stockholders. Our failure to appropriately address any actual, potential or perceived conflicts of interest resulting from our entitlement to receive performance income from many of our investment products and services could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including limiting our ability to raise additional funds, attract new clients or retain existing clients.
We have implemented procedures to mitigate potential conflicts of interest and address certain regulatory requirements that prevent us from fully realizing potential synergies across our various businesses.
In an effort to mitigate potential conflicts of interest and address regulatory, legal and contractual requirements and contractual restrictions, we have implemented certain procedures that may reduce the positive synergies that would otherwise exist across our various businesses. For example, in certain instances, our procedures prohibit reliance by one of our business lines on due diligence on investment opportunities performed by another business line. This prohibition may result in multiple business lines conducting duplicative and costly due diligence. Additionally, the terms of confidentiality or other agreements with or related to companies in which we have entered, either on our own behalf or on behalf of any of our clients, sometimes restrict or otherwise limit the ability of us or our clients to make investments or otherwise engage in businesses or activities competitive with such companies. Our inability to capitalize on potential synergies may prevent us from realizing potential costs savings in connection with the Business Combination.
Failure to properly disclose conflicts of interest could harm our reputation, results of operations, financial condition or business.
We currently provide or may in the future provide a broad spectrum of financial services, including investment advisory, asset management, capital markets, and idea generation. Because of our size and the variety of investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. In the ordinary course of business, we engage in activities in which our interests or the interests of our clients may conflict with the interests of other clients, including the investors in our funds. Such conflicts of interest could adversely affect one or more of our clients and/or our performance or returns to our investors.
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
We pay carried interest and performance-based fees to our investment professionals and other personnel in order to attract and retain them, which may result in a reduction of our revenues and a decrease in our profit margins.
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
Our funds typically use LIBOR as a reference rate in term loans they extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.
The FCA, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. In addition, in March 2021, the FCA announced that LIBOR will no longer be provided for the one-week and two-month U.S. dollar settings after December 21, 2021 and that publication of the U.S. dollar settings for the overnight, one-month, three-month, six-month and 12-month LIBOR rates would cease after June 30, 2023.
Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, given that SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Although SOFR plus the recommended spread adjustment appears to be the preferred replacement rate for U.S. dollar LIBOR, and its use continues to steadily grow, at this time it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.
The transition from LIBOR to another benchmark rate or rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to our portfolio companies or on our overall financial condition or results of operations. In addition, our funds, borrowers of our funds and the External Strategic Managers in which we have made strategic investments and their respective portfolio companies may need to renegotiate the credit agreements extending beyond 2023 that utilize LIBOR as a factor in determining the interest rate, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which, to the extent our funds are lenders, could have an adverse impact on their performance, could have an adverse impact on our funds’ and their portfolio companies’ results of operations. Moreover, our funds and their portfolio companies may need to renegotiate certain terms of their credit facilities. If our funds and their portfolio companies are unable to do so, amounts drawn under their credit facilities may bear interest at a higher rate, which would increase the cost of their borrowings and, in turn, affect their results of operations.

Risks Related to Geographical Environment
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
Our international operations carry special financial and business risks, which could include the following:
•greater difficulties in managing and staffing foreign operations;
•differences between the U.S. and foreign capital markets, such as for accounting, auditing, financial reporting and legal standards, practices and disclosure requirements;
•fluctuations in foreign currency exchange rates that could adversely affect our results;
•additional costs of complying with, and exposure to liability under, foreign regulatory regimes;
•unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;
•longer transaction cycles;
•higher operating costs;
•local labor conditions and regulations;
•adverse consequences or restrictions on the repatriation of earnings;
•potentially adverse tax consequences, such as trapped foreign losses;
•less stable political and economic environments;
•terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic or pandemic events that reduce business activity;
•cultural and language barriers and the need to adopt different business practices in different geographic areas; and
•difficulty collecting fees and, if necessary, enforcing judgments.
As part of our day-to-day operations outside the United States, we are required to maintain compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
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

The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
Our operations in Hong Kong may be adversely affected by political and trade tensions between the U.S. and China.
In our client portfolios, we maintain (depending upon client objective and mandate) allocations of investments in Asian equities and Emerging Market Funds. In both cases, we have direct exposure to Hong Kong equities, Chinese equities and equities of other Asian countries for which China is a significant export market. In the case of a significant change in how the Chinese government treats Hong Kong or its shares, or how China itself evolves from a sovereign risk perspective, there may be risk to the valuation of these shares. Our Hong Kong wealth management business represents $0.8 billion in AUM as of December 31, 2023, which represents approximately 1.2% of our AUM and less than 1.0% of revenue for the year ended December 31, 2023. Moreover, more than 99% of our Hong Kong client assets are custodied in locations other than China or Hong Kong.
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
However, there is no assurance that the PRC will not cause changes in the economic, political and legal environment in Hong Kong in the future. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. Any reduction in Hong Kong’s autonomy may have adverse global implications. Tensions between the United States and China with respect to international trade policy, human rights and relations with Taiwan and Russia may result in the imposition of tariffs, export controls or economic sanctions, the application of which may be extended to Hong Kong. Legislative or administrative actions with respect to China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Common Stock could be adversely affected.
We are expanding our business and may enter into new lines of business or geographic markets, which may result in additional risks and uncertainties and place significant demands on our administrative, operational and financial resources. There can be no assurance that we will be able to successfully manage this growth.
We currently generate substantially all of our revenues from either management fees and/or incentive fees. However, we intend to grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets. Introducing new types of investment structures, products and services could increase our operational costs, and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. For example, we invest in funds that seek to capitalize on investment opportunities accessed by investing with women-owned and minority-owned investment firms and funds, which may be subject to greater levels of regulatory scrutiny. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business. In addition, we have in the past and continue in the future to explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions, and to execute on those opportunities. There can be no assurance that we will successfully identify, negotiate or complete such transactions in the future, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.
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
Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and may require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we may face significant challenges in:
•maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;
•providing current and future investors and stockholders with accurate and consistent reporting;
•implementing new or updated information and financial systems and procedures; and
•training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.
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
Risks Related to Our Regulatory Environment
We are exposed to litigation risk and subject to regulatory examinations and investigations.
The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the continued stringent regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations, including any enforcement action brought by the SEC, UK FCA or other regulator against us, could result in the identification of matters that may require remediation activities or enforcement proceedings by the relevant regulator. The direct and indirect costs of responding to these examinations, or of defending us in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services.
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
Our business is subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission, the IRS, and other regulatory agencies. Any change in such regulation or oversight could have a material adverse effect on our business, financial condition and results of operations. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business, financial condition and results of operations could be materially and adversely affected. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of certain of our subsidiaries’ registrations as investment advisors. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
The SEC continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of investment opportunities, disclosures to investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our clients or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit may result in our being subject to new and increased regulations if we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
We are subject to the fiduciary responsibility provisions of the ERISA and the prohibited transaction provisions of ERISA and Section 4975 of the Code in connection with the management of certain of funds. With respect to these funds, this means that (1) the application of the fiduciary responsibility standards of ERISA to investments made by such funds, including the requirement of investment prudence and diversification, and (2) certain transactions that we enter into, or may have entered into, on behalf of these funds, in the ordinary course of business, are subject to the prohibited transactions rules under Section 406 of ERISA and Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of an ERISA plan, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA), or “disqualified person” (as defined in the Code), with whom we engaged in the transaction. In addition, a court could find that our funds that invest directly in operating companies have formed a partnership-in-fact conducting a trade or business with such operating companies and would therefore be jointly and severally liable for these companies’ unfunded pension liabilities.
In addition, certain entities in our structure are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As certain of our subsidiaries are registered investment advisors, they have fiduciary duties to our clients. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in examinations, investigations, sanctions and reputational damage, and could have a material adverse effect on our business, financial condition and results of operations.
The Foreign Investment Risk Review Modernization Act significantly increased the types of transactions that are subject to the jurisdiction of CFIUS. Under the final regulations of the reform legislation, CFIUS has the authority to review and potentially recommend that the President of the United States block or impose conditions on non-controlling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our clients to realize value from certain existing and future investments.
In the EU, MiFID II requires, among other things, all MiFID investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of Brexit. This is because the UK is both: (i) no longer generally required to transpose EU law into UK law; and (ii) electing to transpose certain EU legislation into UK law subject to various amendments and subject to the UK FCA’s oversight rather than that of EU regulators. Taken together, (i) and (ii) could result in divergence between the UK and EU regulatory frameworks.
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
The EU Securitization Regulation (the “Securitization Regulation”) imposes due diligence and risk retention requirements on “institutional investors,” which includes managers of alternative investment funds assets, and constrains the ability of alternative investment funds to invest in securitization positions that do not comply with the prescribed risk retention requirements. The Securitization Regulation may impact or limit our funds’ ability to make certain investments that constitute “securitizations” and may impose additional reporting obligations on securitizations, which may increase the costs of managing such vehicles.
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
We are subject to U.S. foreign investment regulations, which may impose conditions on or limit certain investors’ ability to purchase or maintain our Class A Common Stock.
Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).
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
The Business Combination resulted in investments in various U.S. entities by non-U.S. persons that could be considered by CFIUS to result in a covered control transaction that CFIUS would have authority to review. IlWaddi Cayman Holdings (“IlWaddi”) is organized in the Cayman Islands and has its principal place of business in Qatar, and its sole ultimate beneficial owner is a Qatar national, and holds approximately 15.0% of our issued and outstanding Common Stock. Global Goldfield Limited (“GCL”) is organized in and has a principal place of business in Hong Kong, and its sole ultimate beneficial owner is a Hong Kong national, and holds approximately 8.7% of our issued and outstanding Common Stock. Several of our directors and executive officers, including each of such persons who is currently a partner and/or officer of Alvarium, are also citizens and/or residents of countries other than the United States. While we do not believe that any of the foregoing foreign persons or entities, nor any other foreign person or entity, “controls” us or any of our subsidiaries, CFIUS or another U.S. governmental agency could choose to review the Business Combination or any of our past or proposed transactions involving new or existing foreign investors, even if a filing with CFIUS is or was not required at the time of such transaction.
There can be no assurances that CFIUS or another U.S. governmental agency will not choose to review the Business Combination or any of our past or proposed transactions. There are no time bars or statute of limitations for CFIUS to exert jurisdiction over a transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and, in the event that CFIUS reviews the Business Combination or one or more proposed or existing investments by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the Business Combination or to such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things), or CFIUS could require us to divest a portion of the Target Companies.
Changes in tax law or policy could increase our effective tax rate and tax liability or the taxes payable by investors in our funds or holders of shares of our Common Stock, each of which could have a material adverse effect on our business, financial condition and results of operations.

The rules addressing U.S. federal, state and local and non-U.S. income taxation are constantly under review including by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.
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
We may be subject to the excise tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Class A Common Stock after December 31, 2022.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which, among other things, imposes a 1% excise tax on any domestic corporation the stock of which is traded on an established securities market (a “covered corporation”) that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, subject to certain exceptions and adjustments. Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act and the Excise Tax may apply to redemptions of our stock after December 31, 2022.
Federal, state and foreign anti-corruption, export control and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the FCPA, as well as trade sanctions and export control laws administered by OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control and economic and trade sanctions laws and regulations based on U.S. foreign policy and national security goals against targeted foreign states, regions, organizations, entities and individuals. These laws and regulations relate to a number of aspects of our business, including with respect to servicing existing investors, finding new investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws, committed by companies in which we or our clients invest or which we or our clients acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition and results of operations.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.
Certain states and other regulatory authorities require investment managers to register as lobbyists. We are registered as a lobbyist in California. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal record keeping, and may also prohibit the payment of contingent fees.
Under applicable SEC rules, investment advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule.
These rules could impose significant economic sanctions on our business if we or one of the other persons covered by the rules make any prohibited contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan. We may also acquire other investment managers or hire additional personnel who are not subject to the same restrictions as us, but whose activity, and the activity of their principals, prior to our ownership or employment of such person, could affect our product raising. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
Failure to comply with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. In the event of delay or failure by a prospective investor to produce any such information required for verification purposes, we may refuse to admit the investor to our investment products and services. We may from time-to-time request (outside of the subscription process), and our investment products and services’ investors will be obligated to provide to us as appropriate upon such request, additional information as from time to time may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our investment products and services’ investors and suspicious activities involving the interests of our investment products and services. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. Laws or regulations may presently or in the future require us, our investment products and services or any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our investment products and services’ investors, to share information with governmental authorities with respect to our investment products and services’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.

Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
The Dodd-Frank Act has imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business. In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government client. Any failure on our part to comply with the rule could expose us to significant penalties, loss of fees, and reputational damage. There have also been similar laws, rules and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds.
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers above a specific asset threshold. This rule, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications. In addition, as directed under the Dodd-Frank Act, on October 26, 2022, the SEC adopted final rules under which companies listed on the NYSE and Nasdaq will be required to adopt “clawback” policies that mandate recovery by companies of certain incentive-based compensation awarded to current and former executives in the event of an accounting restatement.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act became law, which modified automatic additional regulatory compliance issues for financial entities that were deemed “systemically important financial institutions” from $50 billion AUM to $250 billion AUM. There is legislative risk under the current Administration that such designation will revert back to $50 billion and expand its application to include private equity asset management firms.
Following the 2020 presidential and congressional elections in the United States, there has been an increased risk of legislative and regulatory action that could adversely limit and affect our and our funds’ portfolio companies’ business. For example, proposed legislation that was introduced into the U.S. Congress in July 2019 was reintroduced in October 2021, containing a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: (1) subject private funds and certain holders of economic interests therein to joint and several liability for all liabilities of portfolio companies; (2) require private funds to offer identical terms and benefits to all limited partners; (3) require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund and portfolio company-level information; (4) impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds; (5) modify settled bankruptcy law to target transactions by private equity funds; (6) increase tax rates on carried interest; and (7) prohibit portfolio companies from paying dividends or repurchasing their shares or outsourcing jobs at portfolio companies during the first two years following the acquisition of the portfolio company. In addition, in August 2021, legislation was introduced in the Senate that would require holders of carried interest to recognize a specified amount of deemed compensation income each year regardless of whether the investment partnership recognizes income or gain and regardless of whether and when the holders receive distributions in respect of their carried interests. If these proposed bills or parts thereof, or other similar legislation, were to become law, it could negatively impact us, our funds’ portfolio companies and our investors.
The SEC’s amended rule for investment adviser marketing became effective in November 2022. The rule increases regulatory obligations and potential scrutiny and imposes more prescriptive requirements on investment advisers’ marketing activities, including but not limited to prohibitions on advertisements that are misleading or contain material statements that an investment adviser cannot substantiate as well as requirements for performance advertising and the use of placement agent arrangements. The rule impacts the marketing of certain of our funds and other investment advisory functions. Compliance with the new rule entails compliance and operational costs. In September 2022, the SEC staff published a risk alert indicating that the staff will conduct a number of specific national initiatives, as well as a broad review through the examination process, for compliance with the new marketing rule.
Future legislation, regulation or guidance may have an adverse effect on the fund industry generally and/or us specifically. Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership:
•In August 2023, SEC adopted a package of new rules and amendments that will significantly affect private fund advisers. This package covers a range of issues including (i) new restrictions on certain conflicted activities, subject to consent-based and/or disclosure-based exceptions (including, but not limited to, charging fees and expenses associated with regulatory, examination, or compliance of the adviser, an investigation of the adviser unless the investigation results or has resulted in a court or governmental authority imposing a sanction for a violation of the Advisers Act, as amended, (in which case charging the fees is prohibited) or charging fees and expenses related to a portfolio investment on a non-pro rata basis and borrowing or receiving an extension of credit from a private fund client) and (ii) new restrictions on preferential treatment relating to certain redemptions and fund and investment information and increased transparency on other types of preferential treatment. Registered investment advisers will be required to provide new quarterly statements to investors on performance with different specific requirements for “liquid” funds and “illiquid” funds, fees and expenses, and adviser and related person compensation and to meet enhanced annual audit requirements under Rule 206(4)-2 of the Advisers Act (the “Custody Rule”). Also, registered advisers will be subject to new requirements relating to adviser-led secondary transactions (including a requirement to obtain, and distribute to investors, either a fairness opinion or a valuation opinion from an independent opinion provider) and to prepare and distribute to investors a summary of any material business relationships between the adviser and any of its related persons with the independent opinion provider over the past two years. This adopted package will restrict activities that had previously been addressed through disclosure, while significantly expanding the information being provided to both private fund investors as well as the SEC with respect to its examination and enforcement activities.
•In May 2023, the SEC adopted amendments to Form PF (the “Form PF Amendments”) that would greatly expand the type, amount, and frequency of information the SEC collects from private fund advisers registered with the SEC. The Form PF Amendments would require (i) new “quarterly event” reporting for all private equity fund advisers within 60 days of the end of the fiscal quarter regarding certain trigger events (including adviser-led secondary transactions), (ii) expanded reporting for “large private equity fund advisers,” including reporting on any general partner clawback reporting on any limited partner clawback that is more than 10% of the fund’s capital commitments and additional information on events of default, and (iii) new “current” reporting for “large hedge fund advisers” upon a “trigger event,” including certain extraordinary investments losses that are 20% or more of a fund’s reporting fund aggregate calculated value over a rolling 10 business day period, significant margin and default events, certain operations events with respect to the fund’s critical operations, and events associated with withdrawals and / or redemptions of 50% or more of the fund’s net asset value. The Form PF Amendments require the adviser to file additional Form PF reports requiring significant quantitative and qualitative analyses. Consequently, certain of our investment adviser entities will have to devote resources and attention to complying with this additional requirement. The Form PF Amendments will impose operational burdens on such subsidiaries as it will have to build or modify systems to gather the information required by the newly adopted reporting regime. This could result in increased compliance and monitoring costs and divert resources away from advancing a fund’s profitability.
•In October 2023, the SEC issued adopted amendments to accelerate the filing deadlines for companies to make filings of beneficial ownership and to expand the scope of instances where such a filing is required, and rules to require certain asset managers to file with the SEC on a monthly basis certain data related to their short sales activity. The adopted rules will likely require that we to devote additional resources to fulfilling our beneficial ownership and short-sale reporting obligations and there may be additional regulatory attention focused on such activities.
•In October 2022, the SEC proposed a new rule and related amendments that would impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we may use in our investment advisory business. If these proposed rules take effect, they could increase limitations on our ability to use service providers in connection with our investment advisory business, impose additional costs and burdens on our use and monitoring of service providers, and subject us to heightened regulatory scrutiny.
•In May 2022, the SEC proposed a package of new rules to address and enhance investor disclosure practices, and related policies and procedures, regarding ESG investment considerations and objectives (the “Proposed ESG Disclosure Rules”) by investment advisers to registered investment companies and private funds and other clients. The Proposed ESG Disclosure Rules are intended to provide investors with clear and comparable information about how advisers consider ESG factors. Among other things, registered investment advisers to private funds would be required to make ESG disclosures in the brochure depending on the category of ESG investment strategies and potentially engage in extensive measuring and disclosure regarding greenhouse gas impacts associated with their portfolio investments, including the carbon footprint and the weighted average carbon intensity of portfolio investments.
•In February 2023, the SEC proposed a significant transformation of the Custody Rule under the Advisers Act into a new Rule 223-1 (the “Safeguarding Rule”) applicable to SEC-registered investment advisers. The proposed Safeguarding Rule would, among other things:
◦Broaden the rule to cover all client assets (and not just funds and securities), including, among other things, digital assets and real estate interests;
◦Expand the definition of “custody” to include discretionary investment authority for assets regardless of whether or not they are processed or settled on a delivery versus payment (“DVP”) basis (and will subject separately managed accounts with non-DVP assets (e.g., loans and privately offered securities) to surprise examinations);
◦Overhaul the requirements relating to qualified custodians, including that the adviser enter into a written agreement with the custodian with an extensive list of required provisions, particularly that the custodian has “possession or control” of client assets; and
◦Narrow the availability of the exception from the qualified custodian requirement for uncertificated privately-offered securities and physical assets and impose new restrictions where the exception still applies.
If adopted, the Safeguarding Rule would represent another radical change in the regulation of custodial practices under the Advisers Act and, like the existing Custody Rule, would likely present a number of significant and burdensome compliance challenges for investment advisers.
The SEC has also proposed numerous new and amended rules that would apply to market participants that we regularly interact with as counterparties or to our other business activities. The SEC has indicated that it will seek to have a final vote to adopt many of these proposed regulations in 2023. If these proposed rules become effective, they could affect our business by making it more costly financially or burdensome for us to engage in certain business transactions. In addition, an amended SEC rule and subsequent guidance would, beginning in January 2025, prohibit broker dealers from providing price quotations for certain private debt security offerings unless information about the issuer of these securities is current and publicly available. This rule could affect our ability to trade in certain private debt securities.
In September 2023, the SEC announced charges against 10 broker-dealers, investment advisers, and dually registered broker-dealers and investments advisers for widespread and longstanding failures by the firms and their employees to maintain and preserve electronic communications. The firms admitted the facts set forth in their respective SEC orders, acknowledged that their conduct violated recordkeeping provisions of the federal securities laws, agreed to pay penalties, and agreed to implement improvements to their compliance policies and procedures to settle these matters. To date, the SEC has charged over 40 registrations and leveled over $1.6 billion in penalties as part of its off-channel communications enforcement matters.
It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, impact our ability to generate revenue, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, we anticipate there may be an increase in regulatory investigations of the trading and other investment activities of private funds, including our investment funds. Compliance with any new laws or regulations (including recent heightened SEC scrutiny regarding adviser compliance with advisers’ own internal policies) could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
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
In recent years, certain investors, including U.S. public pension funds and certain non-U.S. investors, have placed increasing importance on the impacts of investments to which they invest or commit capital, including with respect to ESG matters. Investors for whom ESG matters are a priority may decide to redeem or withdraw previously committed capital from our funds and accounts (where such withdrawal is permitted) or to not invest or commit capital to future funds or accounts as a result of their assessment of our approach to and consideration of the social cost of our investments or their assessment of the potential impact of investments made by our competitors’ funds and other products. To the extent our access to capital from investors, including public pension funds, is impaired, we may not be able to maintain or increase the size of our funds, investment vehicles or accounts or raise sufficient capital for new funds, investment vehicles or accounts, which may adversely impact our revenues.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the U.S. and the EU. A lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to ESG matters may attract increased regulatory scrutiny of our business and could result in fines and/or other sanctions being levied against us.
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
As of January 2021, ERISA regulations required that an ERISA plan fiduciary base its investment decisions solely on “pecuniary” factors, which include factors that the fiduciary “prudently determines are expected to have a material effect on the risk and/or return of an investment based on appropriate investment horizons consistent with the plan’s investment objectives and the funding policy established pursuant to section 402(b)(1) of ERISA.” The regulations provide a limited exception allowing an ERISA plan fiduciary to consider non-

pecuniary factors where pecuniary factors are not determinative, provided certain substantive conditions are met. On November 22, 2022, the Department of Labor released a final rule related to fiduciary requirements for ERISA plan fiduciaries when considering ESG factors in selecting investments, clarifying that fiduciaries may consider climate change and other ESG factors when they make investment decisions. Main portions of this rule took effect on February 1, 2023. On January 26, 2023, attorney generals of 25 states filed suit in an attempt to block the rule. We cannot predict the outcome of this lawsuit.
We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.
In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. To date, we have not experienced any material security incidents, but as a financial services company we remain a significant target for malicious third party actions.
Our management and Board actively manage and oversee cybersecurity risks. Our cybersecurity program is designed to protect systems and data, containing preventive and detective controls, and our Board, audit committee and management team will be regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as periodic updates on cybersecurity events. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.
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
Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service providers and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.
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

We may be unable to remain in compliance with the financial or other covenants contained in the Credit Agreement and other debt instruments. Any breach of our credit facilities could have a material adverse effect on our business and financial condition .
The Credit Agreement and other debt instruments contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, such as:
•making certain payments in respect of equity interests, including, among others, the payment of dividends and other distributions, redemptions and similar payments, payments in respect of options and other rights, and payments in respect of subordinated indebtedness;
•incurring additional debt;
•providing guarantees in respect of obligations of other persons;
•making loans, advances and investments;
•entering into transactions with investment funds and affiliates;
•creating or incurring liens;
•entering into negative pledges;
•selling all or any part of the business, assets or property, or otherwise disposing of assets;
•making acquisitions or consolidating or merging with other persons;
•entering into sale-leaseback transactions;
•changing the nature of our business;
•changing our fiscal year;
•making certain modifications to organizational documents or certain material contracts;
•making certain modifications to certain other debt documents; and
•entering into certain agreements with respect to the repayment of indebtedness.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and investment managers has been increasing. Our asset management and advisory activities may expose us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for, for example, materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Since November 2022, Home REIT and AHRA, which served as its investment advisor until June 30, 2023, have been the subject of allegations regarding Home REIT’s operations, stemming from a report issued by a short seller and Home REIT has seen its financial performance materially decline. AlTi was formed on January 3, 2023 through a business combination transaction that included certain legacy Alvarium companies. Although AHRA was sold prior to the business combination and has never been a subsidiary of AlTi, we were required under GAAP to consolidate its results in our financial statements until June 30, 2023, when it was deconsolidated. HLIF pursues a similar investment strategy to Home REIT and its financial performance has similarly declined significantly since the end of 2021. The historic management of these funds by certain legacy Alvarium entities is now the subject of investigations by the UK FCA. We no longer provide services to Home REIT and are in the process of transitioning the management of HLIF. Once this is completed the legacy Alvarium companies that provided these services will cease operating. Notwithstanding this, we or our subsidiaries may potentially suffer reputational damage from the allegations concerning the management of Home REIT or HLIF. Further, we may be subject to the risk of legal and regulatory liabilities or actions alleging breach of regulatory rules and/or principles, negligence, misconduct (including deceit), breach of fiduciary duty or breach of contract. In particular, although the UK FCA’s investigations concerning the historic management of Home REIT and HLIF have only recently commenced and their outcomes cannot be known or anticipated as at the date of this Annual Report, should the UK FCA seek to impose financial penalties or other sanctions as a result of them, this may adversely affect our business, financial condition or results of operations. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation and responding to the regulatory investigations. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.
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
We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. If our policies and procedures are not fully effective or we are not successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, results of operations or financial condition.
If Umbrella were treated as a corporation for U.S. federal, state or local tax purposes, then the amount available for distribution by it could be substantially reduced and our financial condition and results of operations could be adversely affected.
An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes (such as Umbrella) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If Umbrella were determined to be treated as a “publicly traded partnership” that is taxable as a corporation for U.S. federal income tax purposes, it would be taxable on its income at the U.S. federal income tax rate applicable to corporations and distributions by it to its members (including the Company) could be taxable as dividends to such members to the extent of the earnings and profits of Umbrella. In addition, we would no longer have the benefit of increases in the tax basis of Umbrella’s assets as a result of exchanges of Umbrella common units. Pursuant to the Umbrella LLC Agreement, certain holders of Umbrella common units may, from time to time, subject to the terms of the Umbrella LLC Agreement, have their Umbrella common units redeemed by Umbrella for cash or Class A Common Stock. Such redemptions could be treated as trading in the interests of the Umbrella for purposes of testing “publicly traded partnership” status. While the Umbrella LLC Agreement contains restrictions on such redemptions that are intended to prevent Umbrella from being treated as a “publicly traded partnership” for U.S. federal income tax purposes by complying with certain safe harbors provided for under applicable U.S. federal income tax law, such position is not free from doubt and, if such provisions are not effective, Umbrella may be treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes.
In certain cases, payments under the Tax Receivable Agreement may be accelerated or exceed the actual tax benefits realized by the Company.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits we initially claim are disallowed, the recipients of the payments under the Tax Receivable Agreement will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.
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

Umbrella may directly or indirectly make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash to our stockholders, the direct or indirect holders of Umbrella common units would benefit from any value attributable to such cash as a result of their ownership of our stock upon a Unit Exchange.
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
Certain holders of Umbrella common units (i) were deemed to have sold a portion of their Umbrella common units at the time of the Business Combination, and (ii) may in the future redeem their Umbrella common units for shares of the Company or cash pursuant to the Umbrella LLC Agreement, subject to certain conditions and transfer restrictions as set forth therein (each such redemption, a “Unit Exchange”). No adjustments to the exchange ratio of Umbrella common units for our shares pursuant to a Unit Exchange will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends and instead, for example, hold such cash balances or use such cash for certain other purposes, this may result in shares of our stock increasing in value relative to the Umbrella common units. The holders of Umbrella common units may benefit from any value attributable to such cash balances if they acquire shares of our stock in an exchange of Umbrella common units.
Risks Related to Personnel
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
Employee misconduct could harm us by impairing our ability to attract and retain fund investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our ability to attract and retain fund investors and to pursue investment opportunities for our clients depends heavily upon the reputation of our professionals, especially our senior professionals as well as third-party service providers. We are subject to a number of obligations and standards arising from our investment management business and our authority and statutory fiduciary status over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Code of Ethics and policies covering conflicts of interest, information systems, business continuity and information security. The violation of those obligations, standards and policies by any of our employees or misconduct by one of our third-party service providers could adversely affect investors in our investment products and services and us. Our business often requires that we deal with confidential matters of great significance to companies in which our investment products and services may invest. If our employees, former employees or third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee or third-party service provider misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees.
It is not always possible to detect or deter misconduct by employees or third-party service providers, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees, former employees or third-party service providers were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected and a loss of fund investor confidence could result, which would adversely impact our ability to raise future funds. Our current and former employees and those of our investment products and services’ investments as well as our third-party service providers may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our and such portfolio company’s brand and reputation.
Our future growth depends on our ability to attract, retain and develop human capital in a highly competitive talent market.
The success of our business will continue to depend upon us attracting, developing and retaining human capital. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our ability to implement our future growth and maintain our standards of excellence. Our future success will depend upon our ability to find, attract, retain and motivate highly skilled and highly qualified individuals. We seek to provide our personnel with competitive benefits and compensation packages. However, our efforts may not be sufficient to enable us to attract, retain and motivate qualified individuals to support our growth. Moreover, if our personnel join competitors or form businesses that compete with ours, that could adversely affect our ability to raise new or successor funds.

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
To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
We have identified material weaknesses in our internal control over financial reporting and may find additional in the future or fail to maintain an effective system of internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system will be met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in internal control over financial reporting, primarily stemming from insufficiently documented risk assessments, process-level controls, and information technology controls supporting our financial statements and reporting. Consequently, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were ineffective as of December 31, 2023. To address these weaknesses, management is actively implementing remediation plans, including the recruitment of additional accounting personnel and the establishment of process-level controls, management review protocols, and documentation policies. These measures aim to ensure the completeness and accuracy of financial statement disclosures and to identify and mitigate emerging risks. While progress has been made, further time is needed to complete the implementation and enhance our internal control over financial reporting.

If we identify additional material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements in the future, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. In addition, there are risks that individuals, either employees or contractors, consciously circumvent established control mechanisms by, for example, exceeding trading or investment management limitations, or committing fraud. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, may subject us to litigation and investigations, and could cause us to fail to meet its reporting obligations, any of which could diminish investor confidence, cause a decline in the price of the Class A Common Stock and limit our ability to access capital markets.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.
The trading market for our Class A Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price of our Class A Common Stock would likely be negatively impacted. In the event securities or industry analysts-initiated coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our Class A Common Stock could decline.
As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which will impose additional costs on us and may strain our resources and divert our management’s attention.
As a company with publicly traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities laws and regulations. These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These new obligations will also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in this Annual Report and in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our Class A Common Stock.
If we are deemed an “investment company” subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if, absent an applicable exemption:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

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
If we become obligated to register ourselves or any of our subsidiaries as an investment company pursuant to the Investment Company Act, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act including, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
If we were deemed to be an investment company under the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our equity interests and debt positions or organizational structure or our contract rights to fall outside the definition of an investment company under the Investment Company Act. Registering as an investment company pursuant to the Investment Company Act could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us and otherwise would subject us to additional regulation that would be costly and time-consuming. Modifying our equity interests and debt positions or organizational structure or our contract rights could require us to alter our business and investment strategy in a manner that could require us to purchase or dispose of assets or securities, prevent us from pursuing certain opportunities, or otherwise restrict our business, which may have a material adverse effect on our business results of operations, financial condition or prospects.
Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate in the future. As a result, you should not rely on our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the performance of our investments, competition with other market participants, and changes in market and economic conditions.
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
As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight are required. We have identified material weaknesses or deficiencies in our internal control over financial reporting, but we may not detect additional material weaknesses or errors on a timely basis in the future and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.
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
Furthermore, as a result of disclosure of information in this prospectus and in our Exchange Act and other filings required of a public company, our business and financial condition are more visible than when we were a private company, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our Class A Common Stock.
Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. However, the lapse or waiver of any lock up restrictions or any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our Class A Common Stock, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of Class A Common Stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A Common Stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
The forecasts of market growth and other projections included in this Annual Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.
Growth forecasts and projections are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this Annual Report relating to the expected growth in the financial services market may prove to be inaccurate. Even if the markets experience the forecasted growth described in this Annual Report, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.
The Business Combination involved the integration of businesses that previously operated as independent businesses. We are required to devote attention and resources to integrating our business practices and operations and our continued attention and resources will be required to plan for such integration. The companies may encounter potential difficulties in the integration process including the following:
•the inability to successfully integrate the businesses, including operations, technologies, products and services, in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Business Combination, which could result in the anticipated benefits of the Business Combination not being realized partly or wholly in the time frame currently anticipated or at all;
•the necessity of coordinating geographically separated organizations, systems and facilities;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Business Combination;
•the integration of personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;
•the consolidation and rationalization of information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities; and
•the challenge of preserving important relationships of the Target Companies and resolving potential conflicts that may arise.
Furthermore, it is possible that the integration process could result in the loss of talented employees or skilled workers. The loss of talented employees and skilled workers could adversely affect our ability to successfully conduct their respective businesses because of such employees’ experience and knowledge of the respective business. In addition, we could be adversely affected by the diversion of our attention and any delays or difficulties encountered in connection with our integration efforts. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the businesses. If we experience difficulties with the integration process, the anticipated benefits of the Business Combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on our business, results of operations, financial condition or prospects during this transition period and for an undetermined period after completion of the Business Combination.
We are an emerging growth company within the meaning of the Securities Act and we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, which exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters. As a result, our stockholders may not have access to certain information they may deem important. We may be an emerging growth company for up to five years from the initial public offering, although circumstances could cause the loss of that status earlier, including if the market value of the Common Stock held by non-affiliates exceeds $700 million as of any time before or as of June 30, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of the securities may be more volatile.

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
Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our certificate of incorporation requires, to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, (i) derivative actions brought in our name, (ii) actions asserting a claim of breach of fiduciary duty owed by any of our director, officer or stockholders, (iii) actions asserting a claim pursuant to the DGCL, the certificate of incorporation or the amended and restated bylaws of the Company, or (iv) actions asserting claims governed by the internal affairs doctrine, may be brought only in the Court of Chancery in the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware). Subject to the preceding sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, such forum selection provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.
The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, or may increase the cost for such stockholder to bring a claim, both of which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the certificate of incorporation provides that the federal district courts of the United States of America will have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.
General Risk Factors
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and its share price, which could cause you to lose some or all of your investment.
As a result of unidentified issues or factors outside of our control, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if we identify certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the preliminary risk analysis conducted by us. Even though these charges may be non-cash items that would not have an immediate impact on our liquidity, the reporting of charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate leverage or other covenants to which it may be subject. Accordingly, our stockholders could suffer a reduction in the value of their shares from any such write-down or write-offs.
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
If we fail to satisfy the continued listing requirements of the Nasdaq Stock Market, such as the minimum closing bid price, stockholders’ equity or round lot holders requirements or the corporate governance requirements, Nasdaq may take steps to delist our Class A Common Stock. Such a delisting would likely have a negative effect on the price of our Class A Common Stock and would impair your ability to sell or purchase our securities when you wish to do so. Such a delisting could also result in a limited amount of news and analyst coverage for us; and a decreased ability for us to issue additional securities or obtain additional financing in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements.
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for its securities;
•reduced liquidity for its securities;
•a determination that our securities are “penny stocks” which will require brokers trading in the securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The certificate of incorporation contains certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
The certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our securities or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. Further, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and clients and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
Future resales of shares may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Registration Rights and Lock-Up Agreement and the Sponsor Support Agreement, dated September 19, 2021, by and between the Company, Sponsor, TWMH, the TIG Entities, and Alvarium (the “Sponsor Support Agreement”) after the consummation of the Business Combination and subject to certain exceptions, the Sponsor and certain stockholders receiving shares of Company stock as consideration pursuant to the Business Combination Agreement will be contractually restricted from selling or transferring any of their shares.
However, following the expiration of the applicable lock-up period, such equityholders will not be restricted from selling shares of the Company held by them, other than by applicable securities laws. As such, sales of a substantial number of our securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities. Pursuant to the subscription agreements for the private placements and the registration rights and lock-up agreement, we were required to register the resale of the Class A Common Stock issued to the subscribers that agreed to purchase shares of Class A Common Stock at the Closing pursuant to the Private Placement, including, without limitation, as reflected in the Subscription Agreements and securities received by certain stockholders as consideration pursuant to the Business Combination Agreement. As restrictions on resale end and as long as the registration statements we filed after the Closing to provide for the resale of such shares from time to time remain available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the Company’s share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
The Company has implemented a cybersecurity risk management program that is designed to identify, respond to, protect against and manage cybersecurity threats and incidents. Our cybersecurity risk management processes include regular assessments of our cyber threat detection and response capabilities.
We have established cybersecurity risk assessment processes, which include annual risk assessments using third-party consultants. Our Chief Information Security Officer (“CISO”) has oversight over our information security policies and works with our internal IT resources and third-party managed IT support providers to facilitate the implementation of our cybersecurity risk assessment and management processes. Our cybersecurity risk management processes are designed to protect systems and data and contain preventive and detective controls, including internal and external testing. We also provide cybersecurity awareness training to our employees during onboarding and periodically thereafter, including through simulated phishing attacks.
We maintain processes designed to evaluate the security practices and controls of our critical third-party vendors that have access to our confidential information, which includes security questionnaires and third-party information security assessments, as applicable.
We maintain policies regarding our information security practices, including an incident response plan to coordinate response and mitigation efforts in the event we experience a cybersecurity incident. These policies require notification of cybersecurity incidents to our information security team, and if warranted based on the perceived level of severity of the incident, to members of our executive leadership. We have not identified any cybersecurity incidents or threats that have materially affected us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please consult “ITEM 1A. RISK FACTORS”.

Cybersecurity Governance Related to Cybersecurity Risks
Our Board considers cybersecurity risk as part of its overall risk oversight, and has delegated to the Audit, Finance and Risk Committee (“AFRC”) responsibility for oversight of major risk exposures, including in relation to security, cybersecurity and privacy. At the management level, we have also established an Executive Risk and Compliance Committee (“ERCC”), which oversees the development and implementation of our risk oversight and management processes, including in relation to cybersecurity. The ERCC is comprised of members of our executive leadership from across the organization. Our CISO reports to the ERCC on identified material cyber risks (if any) and on the implementation of cybersecurity priorities. The members of the ERCC, in turn, are responsible for updating the AFRC, and, where required, our Board on key milestones and progress regarding identified material cyber threats.
Our CISO is responsible for advising on the strategic and operational processes related to our cyber risk management program. Our CISO has over two decades of cybersecurity experience, has served on a cybersecurity advisory board for a university, and is a Certified Information Systems Security Professional.
ITEM 2. PROPERTIES
Our corporate headquarters, which we lease, is located at 520 Madison Avenue, 26th Floor, New York, NY. Additionally we lease office space in Aspen, Bethesda, Dallas, Geneva, Hong Kong, Isle of Man, Lisbon, London, Lugano, Miami, Milan, New York, Palm Beach, Paris, Portland, San Francisco, Seattle, Singapore, and Wilmington. The Company does not own any real estate. We believe that our existing office space is sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of its business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of AlTi Global, Inc. - Litigation” and Note 20 (Commitments and Contingencies).
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock trades on the Nasdaq Capital Market under the symbol “ALTI” since January 4, 2023.
Holders
As of March 21, 2024, there were 367 holders of record of our Class A Common Stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
In this section, unless the context otherwise requires, references to “AlTi,” “we,” “us,” and “our” are intended to mean the business and operations of AlTi and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of AlTi and should be read in conjunction with the consolidated audited financial statements and the related notes included in this Annual Report.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.
Our Business
We are a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities with which we serve our clients and investors around the globe; and provide value to our shareholders. Our business is organized into two business segments: Wealth Management and Strategic Alternatives (formerly known as Asset Management):
•we manage or advise approximately $71.4 billion in combined assets as of December 31, 2023;
•in our Wealth Management segment, we provide holistic solutions for our wealth management clients through our full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services;
•in our Strategic Alternatives segment, we assist our investors with alternative investments and co-investments by providing access to highly differentiated opportunities in these areas as well as structuring and selecting partners with a proven track record in alternative asset classes, with attractive risk adjusted return characteristics.
Our business is global, with approximately 480 professionals operating in 21 cities in 10 countries across three continents as of December 31, 2023. These include approximately 80 individuals expected to depart and one country and city we expect to exit related to the pending sale of FOS and the sale of LRA, which became effective on March 5, 2024. See Note 3 (Business Combinations and Divestitures).

The services that we provide form a complementary ecosystem for our target markets of clients, investors, and businesses, many of whom share common interests and goals that we are able to connect and serve. The complementary nature of our services and a differentiated suite of capabilities positions us well for organic growth across our business lines. Our strategy includes a focus on inorganic growth through acquisitions and investments in talented managers in exchange for a share of future revenues or profits. We also believe we are well positioned to capitalize on global market trends and dynamics that we see facing our world as well as the industry, clients, investors, and businesses we serve.

Fee Structure

Consistent with offering a diverse range of services, we generate a diverse range of revenue streams across our business lines. A high-level summary of these revenue streams is set forth below.
Broadly, our revenues fall into four categories: recurring management, advisory, or administration fees; performance or incentive fees; distribution from investments and other income or fees:
•Management, advisory, and administration fees are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from both our wealth management division from investment management, investment advisory, trusts and administration, and family office services, and also from our fund management activities associated with our internally managed funds. Added to the recurring nature of these fees, our high client retention rate in our wealth management services, and the long-term nature of our fund management fees, means that these fees are also relatively stable.
•Incentive or performance fees are comprised of both carried interest payments we earn on co-investments and annual performance or incentive fees earned in some cases from our investment management and advisory or fund management services associated with our internally managed funds. These fees, being performance related, are variable in nature and more susceptible to impact from exogenous factors. As a result, performance and incentive fees provide potential upside to our revenues in the future and, in our view, can be highly accretive to our profitability.
•Distributions from investments are generated from the equity interests we have in the three external managers pursuant to which we are entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. The Company receives distributions from its External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. The management component of the distributions is recurring in nature, while the incentive portion is more susceptible to impact from exogenous factors.
•Other income or fees include transaction fees from our strategic advisory, corporate advisory, brokerage, and placement agency services. Transaction fees are generally non-recurring in nature, are typically commission based, and are payable on the successful completion of a transaction. Transactions are also susceptible to impact from exogenous factors. However, as is the case with performance and incentive fees, transaction fees provide potential upside to our revenues and, in our view, can be highly accretive to our profitability.
Wealth Management Fees
Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated on the basis of a percentage of the value of each client’s assets (AUM or AUA) and are charged using either an average daily balance or ending balance, quarterly in arrears.
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
The fees vary depending upon the level and complexity of client assets and the services being provided. The fee typically covers the investment advisory services and basic estate and wealth planning services. The more complex estate and wealth planning services, as well as our Trustee service, and certain extended family office services, are typically billed separately, as a fixed or time-based amount.
Some clients in certain jurisdictions may also pay performance fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.
Strategic Alternatives Fees
Fund Management Fees
We earn management fees in our Strategic Alternatives segment through our alternatives platform (compensation for internal fund management and advisory services), public real estate fund management and private real estate recurring fees. The management fees for the alternatives platform are approximately 0.75% to 1.5% of the net asset value of the funds’ underlying investments.

Incentive Fees
TIG Arbitrage is entitled to receive incentive fees if certain performance returns have been achieved as stipulated in our governing documents. The incentive fees for TIG Arbitrage are calculated using 15% to 20% of the net profit/income. We recognize our incentive fees when it is no longer probable that a significant reversal of revenue will occur. Our incentive fees are not subject to clawback provisions.

Distributions from Investments

Distributions from investments are earned through our profit or revenue sharing arrangements with the External Strategic Managers. Our economic interests in the External Strategic Managers are as follows:
•Real Estate Bridge Lending Strategy—20.92% profit share;
•European Equities—25% revenue share; and
•Asian Credit and Special Situations—12% revenue share
Our distributions from investments from European equities and Asian credit and special situations are comprised of a management fee component and, depending on performance, an incentive fee component. Depending on the fund, the incentive fee component can range from 15% to 35% of the net profit/income, in excess of a 10% return hurdle.
Co-investment
As sponsor of private market direct and co-investment transactions, we generate income from debt and equity structures relating to specified real estate investments or investments in other alternative asset classes. Private market fees include arrangement, retainer, management, advisory, performance, acquisition, promote and other associated fees as well as interest arbitrage for debt structures. Arrangement fees are typically 50 to 100 basis points of equity value contributed into a transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are typically medium to long-term (three to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly, or annually.
We may be entitled to a portion of the performance-related entitlements (such as carried interest or promote) that may be payable on exit from Co-investment transactions. Such revenues are only received if the investor hurdle (i.e. a minimum return to the investor) is reached and may include a catch-up. Carried interest entitlements are based on a percentage of the investor return above such hurdle and are set on a deal and fund basis. Typically, carried interest entitlements represent 10% to 20% of the investors’ equity internal rate of return in excess of an 8% to 15% hurdle, with no carried interest entitlement being payable if the hurdle is not met. In relation to our co-investments, a group company will typically have entered into an advisory or management agreement, or other arrangement, that entitles us to receive a share of base management fees (whether directly or through a joint venture entity) from the inception of the relevant investment or joint venture, through to exit and the liquidation of the relevant transaction vehicle, or as otherwise set out in an approved business plan. Where we have established feeder vehicles for clients, there may also be administration and advisory fees associated with those vehicles (these are earned by our trusts and administration business).
Real Estate Funds (Public and Private)
We generate income from managing and advising real estate investment funds. Our fees from managing and advising these vehicles are contained in management and advisory contracts relating to the relevant fund and are typically calculated on a sliding scale of percentages of the asset value, market capitalization or the investor capital of the relevant fund as applicable.

Market Trends and Business Environment

Our business is directly and indirectly affected by conditions in the financial markets and economic conditions, particularly in the U.S. and to a lesser extent in Europe, and Asia. Our business is also sensitive to current and expected interest rates, as well as the currency markets.

2023 was a strong year for stocks and bonds despite the intra-year correction. The S&P 500 and the MSCI All Country World Index increased by 26.3% and 22.8% total return, respectively, in the year, representing the strongest year since 2019. Fixed income markets performed well as bond prices rose and yields fell. Despite significant fluctuations throughout the year, the 10-year U.S. Treasury bond yields ended the year at 3.9%, almost exactly where it started. The Bloomberg U.S. Aggregate Bond Index increased by 5.53% in 2023, while the Barclays Global Aggregate Index increased by 5.72% over the same time frame.

The catalyst for the market rally into year-end was a broad easing of financial conditions and reversal of the factors which caused the S&P 500’s 10% intra-year correction, attributed to several factors including falling long term government bond yields, a function of the Treasury announcing a slower pace of longer-dated debt issuance, as well as a Federal Reserve guidance of to no more rate hikes and possibly three rate cuts in 2024, falling oil prices due to higher U.S. production which provided consumer relief through lower prices, as well as slowing inflation.

Our fee-based revenue streams are driven by the value of clients’ portfolio holdings, in the case of our Wealth Management segment or the performance of our varied funds and direct investments in our Strategic Alternatives segment. The overall level of revenues in these businesses, however, does not correlate completely with changes in global equity and fixed income markets.

In our Wealth Management segment, while our client portfolios are well diversified across a range of asset classes and thus are not solely impacted by changes in equities or government bonds, they benefited in the year from the strong performance in the equity and fixed income markets. Client portfolios also include holdings such as gold, credit and hedge funds that also delivered positive returns in the year. Portfolio fluctuations also depend on multiple additional factors that include, but are not limited to, the level and duration of fixed income holdings with short-term money market funds showing limited volatility over the quarter, the level of alternative and private market holdings and the geographic and industry mix of client’s equity assets. We also note that our UHNW client base generally does not need to draw down from their portfolios to support day-to-day living needs and, accordingly, is able to approach portfolio investing with a long-term time horizon. Hence, in terms of behavior, they are less sensitive to short-term changes in market conditions.

In our Strategic Alternatives segment, the majority of our fees are derived from alternative funds which are structured to have low correlation to equity and fixed income markets and in some cases benefit in times of market stress. In particular, our event-driven strategy performed well during the second half of the year. Since US GAAP only permits recognition of incentive fees when they are fully crystallized, the positive performance in the second half is reflected in the fourth quarter, when the fees were crystallized.

Rising interest rates through most of 2023 had an impact on our public and private real estate assets. The higher cost of capital environment, rising costs of construction and declining real estate prices are negatively impacting some of the real estate segments in which we operate. This has impacted the price at which the public real estate vehicle that we manage trades in the market, which saw an average decline in price of 7% in the year, but declined more than 25% mid-year, impacted the level of management fees that we earn. On the private real estate side, the more difficult market and interest rate conditions may reduce the ultimate return expected from some of these investments. It is important to note that these assets are utilized in conjunction with longer-term investment strategies and are not subject to daily market pricing.

We do not hedge corporate currency risk associated with client portfolio and investor holdings across global markets. Hence, as we report our revenues in U.S. dollars, the translation impact from changes in the value of currencies outside the U.S. dollar can impact our results in any given financial reporting period.

Throughout the year, we made progress on our strategic initiatives to set the Company up for the future. Some of these initiatives, particularly the work to restructure and reposition certain businesses, have impacted our US GAAP earnings, but are consistent with our goal of simplifying the business with a focus on recurring revenues.
We have continued to right-size the organization, simplify our business lines, and initiate processes to reduce the number of our regulated entities, while securing important client wins and adding key revenue-generating talent. Since the beginning of the year, we have reported AUM/AUA growth amidst a volatile market environment.

We believe that the combination of our Wealth Management and Strategic Alternatives segments differentiates us from pure-play firms in both sectors and provides a growing base of recurring and diversified revenues. In the year, total AUM/AUA increased 9.8%, and within our Wealth Management segment, these have grown 18.6% since the Business Combination.

In 2023 we generated revenues of $250.9 million, 77% of which were recurring revenues. We believe these results, generated largely through organic client wins, are starting to reflect the power of our franchise, which we believe will continue to flow to an improved bottom line as we look forward to 2024.

Despite these top-line results, we are reporting a US GAAP net loss of $305.8 million for the year, primarily due to a non-cash goodwill impairment charge that is largely related to decisions taken this year to restructure or exit unprofitable transaction-oriented business lines in our Strategic Alternatives segment and the impairment of intangible and other assets. The results also include several other non-cash items that negatively impacted US GAAP earnings. Adjusted EBITDA was $28.6 million in 2023.

Despite what has been a challenging year, our core businesses are performing well. Based on the initiatives already undertaken this year and those that we embarked on in connection with the 2024 budgeting, on an organic basis, we expect operating expenses to continue to trend downward in 2024. As these cost savings and other growth initiatives take hold next year, we would expect to see the impact of operating leverage drive improvements and greater consistency in our US GAAP results and Adjusted EBITDA. In addition, we believe that we will be able to deploy the capital raised from the recently announced investments from Allianz Strategic Investments S.à.r.l. and CWC AlTi Investor LLC to make accretive investments that will benefit our GAAP results and Adjusted EBITDA in 2024. A copy of this investment agreement is included as Exhibit 10.22 to this Annual Report on Form 10-K and incorporated herein by reference in Form 8-K filed February 23, 2024.
Non-Comparability of Predecessor Period
Our results for the year ended 2022 reflect only the results of TWMH and do not include the results of the TIG Entities, Alvarium, or Cartesian Growth Capital. Therefore, prior period amounts are not comparable to current period. Please see “Results of Operations” and “Reconciliation of Consolidated US GAAP Financial Measures to Certain Non-US GAAP Measures” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Business Combination.
Managing Business Performance and Key Financial Measures
Non-US GAAP Financial Measures
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP financial measures. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable US GAAP measure of net income (loss). Adjusted Net Income represents net income (loss) before taxes plus (a) equity-settled share-based payments, (b) transaction-related costs, including professional fees, (c) impairment of equity method investments, (d) change in fair value of investment or other financial instruments, (e) onetime bonuses recorded in the statement of operations, (f) compensation expense related to the earn-in of certain variable interest entities, and (g) adjusted income tax expense. Adjusted EBITDA represents adjusted net income plus (a) interest expense, net, (b) income tax expense, (c) adjusted income tax expense less income tax expense, and (d) depreciation and amortization expense.
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP measures to track our performance and assess our ability to service our borrowings. These non-US GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “Components of Consolidated Results of Income” and are prepared in accordance with US GAAP. For the specific components and calculations of these non-US GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with US GAAP, see “Reconciliation of Consolidated US GAAP Financial Measures to Certain Non-US GAAP Measures.”

The following tables present the non-US GAAP financial measures for the periods indicated:

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$184,824	$76,872	$107,952
Incentive fees	43,377	—	43,377
Distributions from investments	17,185	—	17,185
Other income/fees	5,494	—	5,494
Total Revenues	250,880	76,872	174,008

Net loss	(305,803)	(5,998)	(299,805)
Interest expense	14,501	427	14,074
Taxes	(10,534)	527	(11,061)
Depreciation & Amortization	17,039	2,339	14,700
EBITDA Reported	(284,797)	(2,705)	(282,092)

Stock based compensation (a)	21,450	4,223	17,227
Stock based compensation - Legacy (b)	24,697	—	24,697
Transaction expenses (c)	42,825	9,110	33,715
Change in fair value of warrant liability (d)	12,866	—	12,866
Change in fair value of gains on investments (e)	(4,451)	(247)	(4,204)
Change in fair value of earn-out liability (f)	(31,126)	—	(31,126)
Organization streamlining cost (g)	12,076	—	12,076
Impairment (non-cash) (h)	73,594	—	73,594
Impairment goodwill (i)	153,589	—	153,589
Losses on EMI/Carried Interest (non-cash) (j)	5,017	—	5,017
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	2,889	—	2,889
Holbein compensatory earn-in (l)	—	1,858	(1,858)
TWMH Partner's payout right (m)	—	3,662	(3,662)
TIH Share Purchase extinguishment of debt (n)	—	1,019	(1,019)
Adjusted EBITDA	$28,629	$16,920	$11,709
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-transaction).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-transaction).
(c)Add-back of transaction expenses related to the Business Combination, including professional fees.
(d)Represents the change in fair value of the warrant liability.
(e)Represents the change in unrealized gains/losses related primarily to Investments held at fair value and changes in fair value of the TRA liability (Successor) and changes in fair value to the interest rate swap (Predecessor).
(f)Represents the change in fair value of the earn-out liability.
(g)Represents cost to implement organization change to derive cost synergy.

(h)Represents impairment of intangible asset associated with the deconsolidation of AHRA of $29.4 million, impairment of LRA of $23.5 million, impairment of equity method investments of $15.6 million and amortization of carried interest of $4.1 million.
(i)Represents the impairment of goodwill.
(j)Represents the amortization of the step-up in equity method investments.
(k)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's equity method investments.
(l)Add-back of cash portion of the compensatory earn-ins related to the Holbein acquisition as discussed in Note 5, “Equity-Based Compensation.” The $0.8 million of compensatory earn-ins is settled in 50% equity and 50% cash. Add-back of equity portion of compensatory earn-ins of $0.4 million is included in the equity settled share-based payments combined earnings before interest, taxes, depreciation, and amortization (“EBITDA”) adjustment.
(m)Represents the change in the TWMH partner’s payout related to the Business Combination.
(n)Represents forgiveness of a promissory note of a certain shareholder of TIH upon the sale of his shares in TIH to TWMH.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc. AUM: $39.5 billion AUA: $71.4 billion

Wealth Management AUM: $34.5 billion AUA: $51.0 billion	Strategic Alternatives AUM: $5.0 billion AUA: $20.4 billion
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

The table below presents the change in our total AUM for our Wealth Management segment for the periods indicated:

(Dollars in Millions)	For the Period
AUM	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)
Beginning Balance:	$27,961	$21,390
New Clients, net	1,352	1,472
Cash Flow, net	328	(672)
Market Performance, net	3,184	(3,769)
Acquisitions	1,700	840
Ending Balance:	$34,525	$19,261
Average AUM	$31,243	$20,326
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
The table below presents the change in our total AUA for our Wealth Management segment for the periods indicated:

(Dollars in Millions)	For the Period
AUA	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)
Beginning Balance:	$42,541	$27,558
Change	8,495	2,338
Ending Balance:	$51,036	$29,896
Average AUA	$46,789	$28,727
Strategic Alternatives - AUM/AUA
The Company’s Strategic Alternatives AUM/AUA includes the following:
•Assets managed by the Alternatives platform, including by TIG Arbitrage (AUM $2.4 billion) and the External Strategic Managers (AUA $5.3 billion);
•Co-investment real estate advisory services, where we include the value of our private market direct and co-investment real estate investments (AUA $10.1 billion); and
•Assets managed in both public and private real estate investment funds (AUM $2.6 billion) from which we generate fee revenue. The Company’s reported value of these assets are either the net asset value or the market capitalization of the fund.

The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the periods indicated:
Alternatives Platform

(Dollars in Millions)	AUM/AUA at January 1, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at December 31, 2023 (Successor)	Average AUM/AUA
TIG Arbitrage	$3,027	$290	$—	$769	$(1,637)	$(67)	$2,382	$2,705
External Strategic Managers:
Real Estate Bridge Lending Strategy	2,153	138	—	28	(88)	(37)	2,194	2,174
European Equities	1,632	40	—	212	(182)	(26)	1,676	1,654
Asian Credit and Special Situation	1,498	30	—	85	(197)	(28)	1,388	1,443
External Strategic Managers Subtotal	5,283	208	—	325	(467)	(91)	5,258	5,271
Total	$8,310	$498	$—	$1,094	$(2,104)	$(158)	$7,640	$7,976
The table below presents the change in our total AUM/AUA for our Real Estate - Public and Private funds for our Strategic Alternatives segment for the periods indicated:

For the Period
(Dollars in Millions)	As of January 1 – December 31, 2023 (Successor)
Beginning Balance:	$14,130
Change	(1,410)
AUM/AUA at December 31, 2023*	$12,720
Average AUM/AUA	$13,425
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
Distributions from Investments
The Company has equity interests in three entities pursuant to which it is entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. The Company receives distributions from External Strategic Managers through profit or revenue sharing arrangements that are generated through management and incentive fees based on performance of the underlying investments.

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
Depreciation and Amortization Expenses: Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within depreciation and amortization in the Company’s Consolidated Statement of Operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term or the life of the asset, while other fixed assets are generally depreciated over a period of three to fifteen years.
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

Results of Operations
As a result of the Business Combination, the previous year figures are not comparable to current year amounts as prior year figures only include the results of operations of TWMH.
Consolidated Results of Operations – For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the Period		Favorable (Unfavorable)
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	$ Change
Revenues
Management/Advisory fees	$184,824	$76,872	$107,952
Incentive fees	43,377	—	43,377
Distributions from investments	17,185	—	17,185
Other fees / income	5,494	—	5,494
Total Revenues	250,880	76,872	174,008

Expenses
Compensation expenses	204,052	51,234	152,818
Non-compensation expenses	363,165	31,109	332,056
Net loss before taxes	(316,337)	(5,471)	(310,866)
Taxes	10,534	(527)	11,061
Net (loss) income	$(305,803)	$(5,998)	$(299,805)
Revenue
Management/Advisory fees. The increase in management and advisory fees during the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven primarily by a $108.0 million increase in revenue from the inclusion of TIG and Alvarium post-Business Combination.
Incentive fees. The increase in incentive fees during the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by a $43.4 million accretive impact of the inclusion of Alvarium and TIG’s incentive fees post-Business Combination.
Distributions from investments. The increase in distributions from investments during during the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by a $17.2 million accretive impact of the inclusion of TIG’s distributions from investments post-Business Combination. Such impact included $9.5 million of revenue and profit share generated from management fees from External Strategic Managers, which are recurring in nature. The impact also includes distributions from shares of incentive fees crystallized from these managers.
Other fees / income. The increase in other fees / income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by a $5.5 million accretive impact of the inclusion of Alvarium’s other fees / income post Business Combination.
Expenses
Compensation Expense. The increase in compensation expense during during the year ended December 31, 2023 compared to the year ended December 31, 2022 of $152.8 million was primarily driven by increased compensation and benefits costs as a result of higher headcount following the Business Combination. Results for the year ended December 31, 2023 include $46.1 million of non-cash stock based compensation related to both legacy TWMH and Alvarium incentive plans as well as the issuance of AlTi equity.
Non-compensation Expense. The increase in non-compensation expenses during the year ended December 31, 2023 compared to the year ended December 31, 2022 of $332.1 million includes a $206.5 million impairment loss on goodwill and intangible assets, $42.8 million of expenses related to the Business Combination, primarily for professional services fees, a $12.9 million loss related to the exchange of warrants into common stock and $14.5 million in interest expense on the Company’s debt facility. These expenses were partially offset by a $31.1 million gain related to the change in fair value of earn-out liabilities as a result of share price changes.
Taxes
The Company's effective tax rate was 3.3% for year ended December 31, 2023 compared to (9.6)% for the year ended December 31, 2022. The difference in the effective tax rate is primarily driven by the legal entity organizational changes which occurred on account of the Business Combination, the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, nondeductible professional fees incurred in connection with the Business Combination, and the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K.
Reconciliation of Consolidated US GAAP Financial Measures to Certain Non-US GAAP Measures
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP measures to assess and track our performance. Adjusted Net Income and Adjusted EBITDA as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with, US GAAP.

The following tables present the reconciliation of net income as reported in our Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Period
	January 1, 2023 – December 31, 2023 (Successor)			January 1, 2022 – December 31, 2022 (Predecessor)
(Dollars in Thousands, except share data)	Strategic Alternatives segment	Wealth Management segment	Total	Wealth Management segment (Predecessor)
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(263,966)	$(52,371)	$(316,337)	$(5,471)
Stock based compensation (a)	2,886	18,564	21,450	4,223
Stock based compensation - Legacy (b)	13,148	11,549	24,697	—
Transaction expenses (c)	20,767	22,058	42,825	9,110
Change in fair value of warrant liability (d)	6,433	6,433	12,866	—
Changes in fair value of (gains)/losses on investments (e)	(2,637)	(1,814)	(4,451)	(247)
Change in fair value of earn-out liability (f)	(14,691)	(16,435)	(31,126)	—
Organization streamlining cost (g)	7,666	4,410	12,076	—
Impairment (non-cash) (h)	73,594	—	73,594	—
Impairment goodwill (i)	153,589		153,589	—
(Gains)/Losses on EMI/Carried Interest (non-cash) (j)	5,017	—	5,017	—
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	2,418	471	2,889	—
Holbein compensatory earn-in (l)	—	—	—	1,858
TWMH Partner’s payout right (m)	—	—	—	3,662
TIH Share Purchase extinguishment of debt (n)	—	—	—	1,019
Adjusted income (loss) before taxes	4,224	(7,135)	(2,911)	14,154
Adjusted income tax (expense) benefit	(5,085)	98	(4,987)	—
Adjusted Net Income	(861)	(7,037)	(7,898)	14,154
Adjusted net income attributed to non-controlling interest in subsidiaries	(387)	(3,165)	(3,552)
Adjusted Net Income attributable to Alvarium Tiedemann	(474)	(3,872)	(4,346)	14,154
Net income attributed to non-controlling interest in subsidiaries	(387)	(3,165)	(3,552)	—
Interest expense	7,334	7,167	14,501	427
Income tax expense	(14,449)	3,915	(10,534)	527
Net income tax adjustments	19,534	(4,013)	15,521	(527)
Depreciation and amortization	7,978	9,061	17,039	2,339
Adjusted EBITDA	$19,536	$9,093	$28,629	$16,920
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-transaction).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-transaction).
(c)Add-back of transaction expenses related to the Business Combination, including professional fees.
(d)Represents the change in fair value of the warrant liability.
(e)Represents the change in unrealized gains/losses related primarily to Investments held at fair value and changes in fair value of the TRA liability (Successor) and changes in fair value to the interest rate swap (Predecessor).
(f)Represents the change in fair value of the earn-out liability.

(g)Represents cost to implement organization change to derive cost synergy.
(h)Represents impairment of intangible asset associated with the deconsolidation of AHRA of $29.4 million, impairment of LRA of $23.5 million, impairment of equity method investments of $15.6 million and amortization of carried interest of $4.1 million.
(i)Represents the impairment of goodwill.
(j)Represents the amortization related to the step-up in equity method investments.
(k)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's equity method investments.
(l)Add-back of cash portion of the compensatory earn-ins related to the Holbein acquisition as discussed in Note 5, (Equity-Based Compensation). The $3.7 million of compensatory earn-ins is settled in 50% equity and 50% cash. Add-back of equity portion of compensatory earn-ins of $1.9 million is included in the equity settled share-based payments combined EBITDA adjustment.
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
On January 3, 2023, concurrent with the consummation of the Business Combination, the Company entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which has a term of five years and is comprised of a $150.0 million revolving credit facility and a $100 million term loan facility, was to be used to pay down subsidiary debt, to fund growth initiatives and for working capital. As of December 31, 2023, the Company had $95.0 million outstanding on the Term Loan facility and $93.8 million outstanding on the Revolving Credit Facility. See Note 15 (Debt, net of unamortized deferred financing costs).
As a result of the Business Combination, the previous year figures are not comparable to current year amounts as prior year figures only include the results of operations of Tiedemann Wealth Management Holdings, LLC.
Cash Flows
For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
The following tables and discussion summarize our Consolidated Statement of Cash Flows by activity attributable to AlTi. Negative amounts represent an outflow or use of cash.

	For the Period		Favorable (unfavorable)
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	$ Change
Net cash used in operating activities	$(81,706)	$6,858	$(88,564)
Net cash used in investing activities	$(132,947)	$(7,229)	(125,718)
Net cash provided by financing activities	$36,019	$(345)	36,364
Effect of exchange rate on cash	$2,793	$(193)	2,986
Net decrease in cash and cash equivalents	$(175,841)	$(909)	$(174,932)

For the year ended December 31, 2023, cash and cash equivalents at the beginning of the period of $194.1 million included the proceeds from the PIPE Investors related to the issuance of shares of Class A Common Stock concurrently with the closing of the Business Combination, remaining cash held in the trust account, and the beginning balance sheet cash from each of Alvarium, TIG, and TWMH.
Operating Activities
Our cash inflows from operating activities comprise of cash collected through management and advisory fees, incentive fees, distributions from investments and other income/fees. Our cash outflows from operating activities consist of operating expenses, the most significant components of which included compensation and benefits and professional fees for the year ended December 31, 2023. Our operating net cash outflow of $81.7 million for the year ended December 31, 2023 was driven by the payment of fees related to the business combination. the payout of 2022 incentive compensation and other operating expenses.
Investing Activities
Cash used in investing activities primarily related to the acquisition of TWMH and TIG historical equity during the year ended December 31, 2023. Additionally, the Company made incremental investments of $12.0 million and $3.4 million into Zebedee and Arkkan, respectively, an acquisition of AL Wealth Partners for $14.4 million and the remaining 70% acquisition of AWMS for $4.4 million.
Financing Activities
Cash flows from financing activities during the year ended December 31, 2023 were primarily driven by issuance of the Term Loan and Revolving Credit Facility totaling $188.7 million, which were used to pay down existing debt of $141.9 million. Additionally, we used approximately $4.2 million to purchase shares issued as compensation and received $5.8 million from the exercise of warrants.
Future Sources and Uses of Liquidity
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.
Contractual Obligations
Tax Receivable Agreement

As discussed in Note 20 (Commitments and Contingencies) to our consolidated financial statements included in this Annual Report, we may in the future be required to make payments under the TRA.
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
As of December 31, 2023, the liability associated with the TRA was approximately $17.6 million and consisted entirely of a liability recorded under ASC 805 associated with the Business Combination, and as such, is presented at fair value through the discount of future anticipated payments. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination are revalued at the end of each reporting period with the gain or loss recognized in earnings.

In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella for shares of Class A Common Stock in the Company. Class B Paired Interests may be exchanged for Class A Common Stock on a 1:1 exchange basis. These exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests to the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction.
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
As of December 31, 2023, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $17.6 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
Prior to the Business Combination, the Company issued warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1, 2023 to June 30, 2023 resulted in an increase in Additional Paid-in-Capital amount of $29.5 million. Following the exchanges, none of the Warrants were outstanding as of December 31, 2023.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of December 31, 2023, the fair value of the earn-out shares was $62.4 million. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of December 31, 2023, the AWMS earn-out liability of $1.1 million is reported in Other liabilities in the Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Consolidated Statement of Operations and in Fair value of earn-out liability in the Consolidated Statement of Cash Flows in the period of change.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Consolidated Statement of Financial Position. As of December 31, 2023, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of December 31, 2023 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

Home REIT is a real estate investment trust company listed on the London Stock Exchange. AFM UK was its alternative investment fund manager (“AIFM”) until August 21, 2023 and AHRA was its investment adviser until June 30, 2023. AFM UK is a wholly owned subsidiary of the Company. AHRA was owned by ARE (another wholly owned subsidiary of the Company) up until December 30, 2022, when it was sold. AlTi was formed on January 3, 2023, through a business combination transaction that included certain legacy Alvarium companies, including AFM UK. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. For UK regulatory purposes, up until June 30, 2023, AHRA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE (which is authorized and regulated by the UK FCA).
Since November 2022, Home REIT and AHRA have been the subject of a series of allegations in the UK media regarding Home REIT’s operations, triggered by a report issued by a short seller. Home REIT’s stock price fell materially as a result and its shares are currently suspended from trading. Following the publication of the short seller report, a UK law firm announced that it was seeking current and former shareholders of Home REIT to potentially bring claims in connection with the allegations. The announcement states that claims will likely be brought against Home REIT itself, its directors, and AFM UK.
On October 6, 2023, a pre-action letter of claim was received by, among others, AFM UK and ARE asserting potential claims against those entities relating to the above matters (a pre-action letter of claim is required to be sent by a claimant to a potential defendant under the Practice Direction on Pre-Action Protocols and Conduct contained in the United Kingdom’s Ministry of Justice Civil Procedure Rules prior to a claimant commencing litigation in the UK). The pre-action letter was sent by a law firm acting on behalf of a group of current and former shareholders in Home REIT. The pre-action letter does not provide details of amounts being claimed from any of the potential defendants (whether jointly or severally), and it is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though they may potentially be material to the Company. If any litigation or other action is commenced against AFM UK and/or ARE, we intend to defend ourselves in any such matters vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation.
HLIF is a private fund which pursues a similar investment strategy to Home REIT. In the period from June 30, 2022 to December 31, 2023, the estimated value of its underlying real estate investment portfolio declined by approximately 50%, primarily due to a decrease in the timely collection of rents on the underlying portfolio, but also due to higher interest rates and other macro-economic factors. HLIF is managed by AFM UK as its AIFM and ‘authorized corporate director’ and is advised by SHIA. Like AHRA, SHIA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE.

In February 2024, the UK FCA commenced investigations into the historic performance of certain group entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entries breached other FCA rules and/or principles. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material to the Company. We intend to cooperate fully with the UK FCA as it conducts the investigations. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with US GAAP. In applying many of these accounting principles, we need to make assumptions, estimates, and/or judgments that affect the reported amounts of assets, liabilities, revenues, and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates, and/or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties and changing circumstances, including uncertainty in the current economic environment due to geopolitical tensions, changes in market conditions, or other relevant factors. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies and estimates, see Note 2 (Summary of Significant Accounting Policies), to our consolidated financial statements included in this Annual Report.
Estimation of Fair Values
Investments at Fair Value – External Strategic Managers: The fair values of our Investments in External Strategic Managers were determined using significant unobservable inputs. The assumptions used could have a material impact on the valuation of these assets and include our best estimates of expected future cash flows and an appropriate discount rate. Changes in the estimated fair values of these assets may have a material impact on our results of operations in any given period, as any decreases in these assets have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur.
TRA Liability: We carry a portion of our TRA liability at fair value, as it is a contingent consideration related to the Business Combination. The valuation of the TRA liability is sensitive to our expectation of future cash savings that we may ultimately realize related to our tax goodwill and other intangible assets deductions. We then apply a discount rate that we believe is appropriate given the nature of and expected timing of payments of the liability. A decrease in the discount rate assumption would result in an increase in the fair value estimate of the liability, which would have a correspondingly negative impact on our US GAAP results of operations. However, payments under the TRA are ultimately only made to the extent we realize the offsetting cash savings on our income taxes due to the tax goodwill and other intangibles deduction.
Business Combination Earn-out Liability and AWMS Earn-out Liability: The fair values of our Business Combination Earn-out Securities liability and our AWMS earn-out liability were determined using various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur. See Note 2 (Summary of Significant Accounting Policies) for additional details.
Equity-based Compensation: The Company issued stock grants to certain employees as bonus compensation. The fair value of the grants was determined based on the share price on the date of issuance.

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations: The determination of the fair values of assets acquired and liabilities assumed in business combinations involves significant judgment and estimation. We utilize various valuation techniques, including discounted cash flow approach and market approach, to assess the fair value of identifiable assets and liabilities. These valuation methodologies incorporate assumptions regarding future cash inflows and outflows, discount rates, useful lives of assets, market multiples, and the realization of tax assets. Additionally, we allocate the purchase price consideration among identifiable assets acquired and liabilities assumed, considering any contingent consideration. The realization of tax assets is assessed based on historical performance, future taxable income projections, and applicable tax laws and regulations. Uncertainties and contingencies inherent in the fair value measurement process are carefully evaluated and disclosed as appropriate to ensure transparency in our financial reporting.

Fair Value of Reporting Units for Goodwill Impairment Testing: In assessing goodwill impairment, we determine the fair value of reporting units using established valuation methodologies, primarily the discounted cash flow approach and market approach. The income approach involves discounting future cash flows generated by the reporting units, considering key assumptions such as revenue growth rates, discount rates, terminal value calculations, and market multiples. Goodwill is allocated to reporting units, and impairment is evaluated by comparing the carrying amount of goodwill to the fair value of the reporting units. We conduct regular assessments for triggering events or changes in circumstances that may necessitate goodwill impairment testing. These disclosures ensure stakeholders understand the methodologies, assumptions, and sensitivities involved in our goodwill impairment testing process.

We conduct sensitivity analyses on key inputs and assumptions used in fair value measurements and critical accounting estimates to assess the potential impact on financial results. Changes in assumptions, such as discount rates, growth rates, or market multiples, are carefully evaluated to understand their effect on the fair value of assets, liabilities, or reporting units. Our sensitivity analysis considers a range of potential outcomes and their implications on financial reporting. Mitigating factors and risk management strategies are employed to address uncertainties and enhance the reliability of our financial disclosures. These disclosures provide stakeholders with insight into the robustness of our valuation methodologies and the degree of uncertainty inherent in our financial reporting process.
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
Variable Interest Entities
The determination of whether to consolidate a VIE under US GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgement when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our consolidated financial statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relevantly insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgement would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to US GAAP that went into effect during the year ended December 31, 2023, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and guidance, an issuer that no longer qualifies as a smaller reporting company at the determination date (the last day of the second fiscal quarter of such issuer) may continue to use the scaled disclosures permitted for a smaller reporting company through its annual report on Form 10-K and begin providing non-scaled larger company disclosure in the first Form 10-Q of the next fiscal year. Although we are filing as an accelerated filer, we are allowed to continue reporting as a smaller reporting company in this Form 10-K. As such, we are not required to provide information under this Item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
AlTi Global, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of AlTi Global, Inc. and subsidiaries (the Company, prior to January 3, 2023, Tiedemann Wealth Management Holdings) as of December 31, 2023 (Successor) and 2022 (Predecessor), the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2023 (Successor period) and for each of the years in the two-year period ended December 31, 2022 (Predecessor periods), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.
New Basis of Accounting
As discussed in Notes 1 and 3 to the consolidated financial statements, effective January 3, 2023, the Company entered into a business combination which, for convenience purposes, it has been presented as if it closed on January 1, 2023. As a result of the transaction, the consolidated financial information for the period after the transaction is presented on a different cost basis than that for the periods before the transaction and, therefore, is not comparable.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania
March 22, 2024

AlTi Global, Inc.
Consolidated Statement of Financial Position
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	As of December 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)

Assets
Cash and cash equivalents	$15,348	$7,131
Fees receivable, net (includes $16,069 and $0 of related party receivables, respectively)	70,421	19,540
Other receivable, net	—	5,167
Investments at fair value	165,894	145
Equity method investments	14,194	52
Intangible assets, net of accumulated amortization	435,677	20,578
Goodwill	411,904	25,464
Operating lease right-of-use assets	48,313	10,095
Other assets, net	48,182	3,817
Assets held for sale	56,634	—
Total assets	$1,266,567	$91,989

Liabilities
Accounts payable and accrued expenses	$36,804	$8,073
Accrued compensation and profit sharing	57,466	15,660
Accrued member distributions payable	7,271	11,422
Earn-out liability, at fair value	63,444	—
TRA liability (includes $13,233 and $0 at fair value, respectively)	17,607	—
Delayed share purchase agreement	1,818	1,818
Earn-in consideration payable	1,830	1,519
Operating lease liabilities	56,123	10,713
Debt, net of unamortized deferred financing cost	186,353	21,187
Deferred tax liability, net	14,109	82
Deferred income	66	—
Other liabilities, net	21,858	3,662
Liabilities held for sale	13,792	—
Total liabilities	$478,541	$74,136

Commitments and contingencies (Note 20)

Shareholders' Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized 65,110,875 issued and outstanding	7	3
Common Stock, Class B, $0.0001 par value, 150,000,000 authorized 53,219,713 issued and outstanding	—	18,607
Additional paid-in capital	523,255	—
Retained earnings (accumulated deficit)	(190,552)	—
Accumulated other comprehensive income (loss)	9,222	(1,077)
Total AlTi Global, Inc. shareholders' equity	341,932	17,533
Non-controlling interest in subsidiaries	446,094	320
Total shareholders' equity	788,026	17,853
Total liabilities and shareholders' equity	$1,266,567	$91,989
The accompanying notes are an integral part of these financial statements.

AlTi Global, Inc.
Consolidated Statement of Operations
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Revenue
Management/advisory fees	$184,824	$76,872	$75,703
Incentive fees	43,377	—	—
Distributions from investments	17,185	—	—
Other income/fees	5,494	—	—
Total income	250,880	76,872	75,703
Operating Expenses
Compensation and employee benefits	204,052	51,234	47,413
Systems, technology and telephone	16,341	6,331	5,070
Sales, distribution and marketing	2,217	1,170	931
Occupancy costs	13,814	4,503	3,498
Professional fees	66,115	9,400	6,882
Travel and entertainment	5,914	1,724	566
Depreciation and amortization	17,039	2,339	2,051
General, administrative and other	19,495	1,489	1,524
Total operating expenses	344,987	78,190	67,935
Total operating income (loss)	(94,107)	(1,318)	7,768
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	(206,507)	—	—
Loss on investments	(15,483)	(3,671)	(2,960)
Loss on TRA	(233)	—	—
Loss on warrant liability	(12,866)	—	—
Gain on earnout liability	31,104	—	—
Interest expense	(14,501)	(427)	(397)
Other expenses	(3,744)	(55)	(105)
(Loss) income before taxes	(316,337)	(5,471)	4,306
Income tax benefit (expense)	10,534	(527)	(515)
Net (loss) income	(305,803)	(5,998)	3,791
Net loss attributed to non-controlling interests in subsidiaries	(143,197)	(113)	(148)
Net (loss) income attributable to AlTi Global, Inc.	$(162,606)	$(5,885)	$3,939

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	21,036	(1,077)	—
Other comprehensive loss	(764)	—	—
Total comprehensive (loss) income	(285,531)	(7,075)	3,791
Other loss attributed to non-controlling interests in subsidiaries	(132,146)	(113)	(148)
Comprehensive (loss) income attributable to AlTi Global, Inc.	(153,385)	(6,962)	3,939

Net (Loss) Income Per Share
Basic	$(2.65)	$(839.87)	$566.27
Diluted	$(2.65)	$(839.87)	$566.27
Weighted Average Shares of Class A Common Stock Outstanding
Basic	61,396,692	7,007	6,956
Diluted	61,396,692	7,007	6,956
The accompanying notes are an integral part of these financial statements.

AlTi Global, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares		Amount
Balance at January 1, 2023 (Successor)	55,388,023	$6	55,032,961		$—	$434,620	$(27,946)	$—	$606,973	$1,013,653
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000	—	—		—	21,000	—	—	—	21,000
Net income (loss)	—	—	—		—	—	(162,606)	—	(143,197)	(305,803)
Currency translation adjustment	—	—	—		—	—	—	9,642	11,394	21,036
Cancellation of AHRA call option	—	—	—		—	—	—	—	154	154
Other comprehensive income	—	—	—		—	—	—	(420)	(344)	(764)
Payment for partner’s tax	—	—	—		—	(998)	—	—	—	(998)
AHRA deconsolidation	—	—	—		—	28,768	—	—	(28,768)	—
Measurement period adjustment	—	—	—		—	(635)	—	—	(118)	(753)
Share based compensation	—	—	—		—	7,937	—	—	—	7,937
Issuance of shares for business combination	339,967	—	—		—	2,058	—	—	—	2,058
TRA Exchange	1,813,248	—	(1,813,248)	—	—	1,026	—	—	—	1,026
Issuance of shares - exercise and exchange of warrants	5,469,637	1	—		—	29,479	—	—	—	29,480
Balance at December 31, 2023 (Successor)	65,110,875	$7	53,219,713		$—	$523,255	$(190,552)	$9,222	$446,094	$788,026
The accompanying notes are an integral part of these financial statements.

AlTi Global, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	Class A	Class B	Total Members' Capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Total Equity
Balance at January 1, 2022	$6	$39,582	$39,588	$—	$433	$40,021
Member capital distributions	(1)	(11,113)	(11,114)	—	—	(11,114)
Member tax distributions	(1)	(6,343)	(6,344)	—	—	(6,344)
Reallocation of book capital as a result of member transactions	—	2,365	2,365	—	—	2,365
Net income (loss) for the period	(1)	(5,884)	(5,885)	—	(113)	(5,998)
Other comprehensive income (loss) for the period	—	—	—	(1,077)	—	(1,077)
Balance at December 31, 2022 (Predecessor)	$3	$18,607	$18,610	$(1,077)	$320	$17,853

(Dollars in Thousands, except share data)	Class A	Class B	Total Members' Capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Total Equity
Balance at January 1, 2021	$8	$38,502	$38,510	$—	$—	$38,510
Member capital distributions	(2)	(4,004)	(4,006)	—	—	(4,006)
Member tax distributions	—	(5,013)	(5,013)	—	—	(5,013)
Reclassification of loans to members to notes receivable from members	—	626	626	—	—	626
Non-controlling interest shareholders' equity	—	—	—	—	581	581
Reallocation of book capital as a result of member transactions	(1)	1	—	—	—	—
Restricted unit compensation	1	5,531	5,532	—	—	5,532
Net income (loss) for the period	—	3,939	3,939	—	(148)	3,791
Other comprehensive income (loss) for the period	—	—	—	—	—	—
Balance at December 31, 2021 (Predecessor)	$6	$39,582	$39,588	$—	$433	$40,021
The accompanying notes are an integral part of these financial statements.

AlTi Global, Inc.
Consolidated Statement of Cash Flows
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Cash Flows from Operating Activities
Net income (loss)	$(305,803)	$(5,998)	$3,791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,039	2,339	2,051
Amortization of debt discounts and deferred financing costs	927	—	—
Unrealized (gain) loss on investments	15,616	97	(51)
Impairment loss on goodwill and intangible assets	206,507	—	—
Gain (loss) on TRA	233	—	—
Gain (loss) on Earn-in	—	221	—
(Income) loss on equity method investments	3,019	(33)	3,050
Restricted unit compensation	—	2,365	5,532
Fair value of warrant liability	12,866	—	—
Fair value of earn-out liability	(31,104)	—	—
Deferred income tax (benefit) expense	(12,387)	(101)	(93)
Equity-settled share-based payments	36,749	—	—
Unrealized foreign currency (gains)/losses	587	—	—
(Gain) loss from retirement of debt	(73)	—	—
Forgiveness of debt shareholder loan	—	619	—
Forgiveness of debt of notes receivable from members	261	263	—
Fair value of interest rate swap	33	(276)	(178)
Cash flows due to changes in operating assets and liabilities
Fees receivable	(31,086)	1,336	(2,648)
Other assets	(1,709)	(2,993)	(1,381)
Operating cash flow from operating leases	7,147	618	—
Accounts payable and accrued expenses	(18,835)	2,279	2,374
Accrued compensation and profit sharing	32,142	2,460	6,736
Payable to equity method investees	—	—	(298)
Other liabilities	(13,587)	3,662	—
Other operating activities	(248)	—	—
Net cash provided by (used in) operating activities	(81,706)	6,858	18,885

(Continued on the following page)

AlTi Global, Inc.
Consolidated Statement of Cash Flows
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Continued from the previous page)	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Cash Flows from Investing Activities
Cash acquired from consolidation of variable interest entity	—	471	6
Cash payment for acquisition of TWMH and TIG historical equity	(99,999)	—	—
Receipt of payments of notes receivable from members	226	428	—
Loans to members	—	(301)	(1,076)
Cash receipts from the repayment of advances and loans	601	—	—
Purchases of investments	(15,687)	(224)	(1,139)
Purchases of equity method investments	—	—	(1,236)
Distributions from investments	—	4	37
Purchase of TIH shares	—	(382)	—
Purchase of Holbein	—	(8,097)	—
Loss on assets acquired	—	—	146
Payment of Payout Right	(760)	—	—
Acquisition of AWMS, net of cash acquired	(4,383)	—	—
Acquisition of AL Wealth Partners, net of cash acquired	(14,430)	—	—
Sales of investments	2,107	1,028	779
Sale of fixed assets	8	—	—
Purchases of fixed assets	(630)	(156)	(2)
Net cash provided by (used in) investing activities	(132,947)	(7,229)	(2,485)
Cash Flows from Financing Activities
Member contribution (distribution)	(8,492)	(9,835)	(8,582)
Payments on term notes and lines of credit	(160,453)	(2,810)	(7,060)
Borrowings on term notes and lines of credit	223,500	12,300	6,500
Payments of debt issuance costs	(2,586)	—	—
Increase (decrease) in distributions due to former TIG members	(14,199)	—	—
Cash payment for purchase of shares to be transferred as part of Alvarium share compensation	(4,215)	—	—
Cash receipts from exercise of Warrants	5,836	—	—
Dividends paid to former owners of AWMS and ALWP	(3,372)	—	—
Payments on promissory notes	—	—	(2,786)
Net cash provided by (used in) financing activities	36,019	(345)	(11,928)
Effect of exchange rate changes on cash	2,793	(193)
Net increase (decrease) in cash	(175,841)	(909)	4,472
Cash and cash equivalents at beginning of the period	194,086	8,040	3,568
Cash and cash equivalents at end of the period	$18,245	$7,131	$8,040

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$15,348	$7,131	$8,040
Cash and cash equivalents included in Assets held for sale (Note 3)	2,897	$—	$—
Cash and cash equivalents, including cash in Assets held for sale	$18,245	$7,131	$8,040

(Continued on the following page)

AlTi Global, Inc.
Consolidated Statement of Cash Flows
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Continued from the previous page)	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	848	$606	$619
Interest payments on term notes and lines of credit	14,079	622	298
Supplemental disclosure of noncash investing activities:
Non-cash purchase of equity method investment	$—	$—	$298
Non-cash delayed share purchase agreement	$—	$1,818	$—
Supplemental disclosure of noncash financing activities:
Non-cash equity issuance	$—	$—	$2,505
Non-cash repurchase of units with notes payable	$—	$—	$6
Non-cash repayment of notes receivable in lieu of cash member distribution	$—	$202	$—

The accompanying notes are an integral part of these financial statements.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(1)    Description of the Business

AlTi Global, Inc. is a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities. The Company is a global organization that manages or advises approximately $71.4 billion in combined assets as of December 31, 2023. The Company provides holistic solutions for wealth management clients through a full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. It also structures, arranges, and provides a network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers in the relevant asset class. The Company manages and advises both public and private investment funds.

Amounts disclosed throughout this document for the year ended December 31, 2023, relate to AlTi Global, Inc., the Successor in the Business Combination. Amounts disclosed throughout this document for the years ended December 31, 2022 and 2021 relate to TWMH, the Predecessor company. Although the Business Combination closed on January 3, 2023, for convenience purposes, it has been presented as if it closed on January 1, 2023. Based on the Company’s quantitative and qualitative assessment, the amounts related to the period from January 1 through January 2, 2023, are not material to either the Predecessor periods or the Successor period. Due to the Business Combination and the conforming of significant accounting policies, the results of operations, cash flows, and other financial information for the Successor Period are not comparable to the Predecessor periods.
Business Combination
The Company was initially incorporated in the Cayman Islands as Cartesian Growth Capital, a special purpose acquisition company. In anticipation of the Business Combination:
•The holders of the equity of the TIG Entities contributed their TWMH and TIG equity to Umbrella making TWMH and the TIG wholly owned subsidiaries of Umbrella.
•Alvarium reorganized such that it became the wholly owned indirect subsidiary of AlTi Global Topco.
•Cartesian SPAC formed Umbrella Merger Sub.
Pursuant to the Business Combination on January 3, 2023:
•The Company was redomiciled as a Delaware corporation and changed its name to Alvarium Tiedemann Holdings, Inc. Effective April 19, 2023, Alvarium Tiedemann Holdings, Inc. changed its name to AlTi Global, Inc.
•The Company acquired all the outstanding share capital of AlTi Global Topco.
•Umbrella Merger Sub, LLC merged into Umbrella with AlTi Global Capital, LLC, formerly known as Alvarium Tiedemann Capital, LLC as the surviving entity.
•The Company acquired 51% of the equity interests of Umbrella, while the existing TWMH and TIG rollover shareholders hold a 49% economic interest in Umbrella. Umbrella holds 100% of the equity interests of TWMH, TIG, and Alvarium.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
•Through a series of intercompany transactions, AlTi was restructured to reflect the final structure depicted below:
Capital Structure
The Registrant has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to declared dividends from shares of Class A Common Stock. As of December 31, 2023, the shares of Class A Common Stock represent 55% of the total voting power of all shares.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of December 31, 2023, the shares of Class B Common Stock represent 45% of the total voting power of all shares.
•Prior to the Business Combination, the Company issued warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1, 2023 to June 30, 2023 resulted in an increase in Additional Paid-in-Capital amount of $29.5 million. Following the exchanges, none of the Warrants were outstanding as of December 31, 2023.
The following table presents the number of shares of the Company that were outstanding as of December 31, 2023:

As of December 31, 2023 (Successor)
Class A Common Stock	65,110,875
Class B Common Stock	53,219,713
Segments
Our business is organized into two operating segments: Wealth Management and Strategic Alternatives. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.
Wealth Management
Within our Wealth Management segment, services provided principally consist of investment management and advisory services, trusts and administrative services, and family office services. The wealth management client base includes high net worth individuals, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s billable AUM or AUA (as applicable). As of December 31, 2023, this segment had $51.0 billion in AUM/AUA.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Strategic Alternatives
Strategic alternatives services include the alternatives platform and public and private real estate (including co-investment) businesses.
Alternatives Platform
The alternatives platform embodies our legacy TIG business, which is an alternative asset manager and includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers, predominantly for institutional investors. The TIG Arbitrage strategy is an event-driven strategy fund that earns management fees and incentive fees based on the performance of its underlying funds and accounts. The investment strategies of the External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. Distributions are received from the External Strategic Managers through profit or revenue sharing arrangements that are generated through management and incentive fees based on the performance of the underlying investments. As of December 31, 2023, this platform had $7.6 billion in AUM/AUA.
Co-Investment
Real estate co-investment oversees deal origination, documentation, and structuring from inception to exit for a variety of strategies, including development, income, value-add, and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned include private market, incentive fees, management and advisory fees, and placement and brokerage fees. As of December 31, 2023, our real estate co-investment platform had deployed more than $7.8 billion of capital (inclusive of capital raised for our public and private real estate funds), of which approximately 14% has been invested by legacy Alvarium Shareholders and senior employees.
Real Estate - Public and Private
The real estate business includes fund management services as well as co-investment solutions. As of December 31, 2023, this business had approximately $12.7 billion of AUM/AUA.
Fund Management
Our real estate fund management business manages two funds based in the United Kingdom, LXi, a publicly traded real estate investment trust, and HLIF, a private fund. Fees from our real estate fund management business are earned from management and advisory services. On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LXi REIT Advisors Limited (“LRA”), the advisor to the publicly-traded fund LXi REIT plc (“LXi”), to LondonMetric Property Plc (“LondonMetric”) for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration is preliminary and not final based on available information at the time of this filing. This disposal was completed on March 6, 2024. See Note 22 (Subsequent Events) for further information. As a result, AlTi has recognized an intangible asset impairment charge of $23.5 million as of December 31, 2023 which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. Further, the assets and liabilities of LRA are classified as Assets held for sale as of December 31, 2023 in the Consolidated Statement of Financial Position.
On February 26, 2024, AFM UK and SHIA served notice to terminate their contracts with HLIF. We are in discussions with a third-party manager to take over the management of HLIF and termination of these contracts will become effective once the transition process has completed.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
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
On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Strategic Alternatives segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Consolidated Statement of Operations for the period from January 1, 2023 to June 30, 2023, and its accounts were removed from the Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 1, 2023.
(2)    Summary Of Significant Accounting Policies
(a)Basis of Presentation

The accompanying audited consolidated financial statements comprise the financial statements of the Company and its subsidiaries for the year ended December 31, 2023 and the consolidated financial statements of TWMH and its subsidiaries as of December 31, 2022 and December 31, 2021. The consolidated financial statements have been prepared under the accrual basis of accounting in accordance with US GAAP and conforms to prevailing practices within the financial services industry, as applicable to the Company. The notes are an integral part of the Company’s consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s consolidated financial statements have been included and are of a normal and recurring nature.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.
(b)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the amounts reported in the consolidated financial statements of the Company. The most critical of these estimates are related to (i) the fair value of the investments included

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
in the Billable Assets within AUM/AUA, as this impacts the amount of revenues the Company recognizes each period; (ii) the fair values of the Company’s investments and liabilities with respect to the TRA and Earn-out Securities, as changes in these fair values have a direct impact on the Company’s consolidated net income (loss); (iii) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (iv) the qualitative and quantitative assessments of whether impairments of equity method investments, carried interest vehicles, acquired intangible assets, and goodwill exist; and (v) the determination of whether to consolidate a variable interest entity (“VIE”); and (vi) fair value of assets acquired and liabilities assumed in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets’ useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. Inherent in such estimates are judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
series of distinct services in which the customer receives the benefits of the services over time. The Company’s performance obligation is satisfied at the end of each month or quarter, as applicable to the contract with the customer.
Fees are charged on a mixture of methodologies that include quarterly in arrears based upon the market value at the end of the quarter, quarterly based on the average daily balance, or monthly. Receivable balances from contracts with customers are included in the fees receivable line in the Consolidated Statement of Financial Position.
Our FOS business is also included in the Management/advisory fees line item. FOS fees are generally structured to reflect an annual agreed upon fee or they can be structured on a project/time-based fee. FOS fees are typically billed quarterly in arrears. We also generate FOS project/time-based fees arising from accounting, administration fees, set up, the Foreign Account Tax Compliance Act (“FATCA”), and other non-investment advisory services.
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

Other Fees/Income
The Company generates arrangement fees in its co-investment division by arranging private debt or equity financing, generally in connection with an acquisition or an investment. Arrangement fees are typically 50 to 100 basis points of equity value contributed into a transaction and are payable upon closing of the transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are long-term (five to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner, or other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly, or annually.
(e)Distributions from Investments

The Company has equity interests in three entities pursuant to which it is entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. These distributions are recurring under investment

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
agreements and are structured as either a profit or revenue share of the investment’s management and incentive fees.

(f)Cash and Cash Equivalents
Cash and cash equivalents primarily consist of cash and money market funds. Cash balances maintained by consolidated VIEs are not considered legally restricted and are included in cash and cash equivalents on the Consolidated Statement of Financial Position.
Cash was held across our U.S. and international markets. A majority of cash in the U.S. was held in checking accounts within the credit facility bank group, including at a major global financial institution which management believes is creditworthy.

(g)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.

As of December 31, 2023 restricted cash and cash equivalents amounted to $5.4 million and are included in the line item Cash and cash equivalents on the Consolidated Statement of Financial Position. These amounts represent the level of liquidity to be maintained by Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines and ultimately a loss of license.
(h)Compensation and Employee Benefits
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
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the Consolidated Statement of Operations.
(i)Foreign Currency and Transactions
The Company has multiple functional currencies across various consolidated entities. All functional currencies that are not the U.S. dollar are converted upon consolidation at the reporting date. Monetary assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at the closing rates of exchange on the date of the Consolidated Statement of Financial Position. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. The profit or loss arising from foreign currency transactions is remeasured using the rate in

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
effect on the date of the relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within Foreign currency translation adjustments. Gains and losses on certain financing transactions which the Company intends to repay in the foreseeable future are recorded in net income.
(j)Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with ASC 740. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized, meaning the likelihood of realization is greater than 50%.
The Company accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
(k)Other assets, net and Other liabilities, net
Other assets, net include prepaid expenses, miscellaneous receivables, current income taxes receivable, fixed assets, and software licenses. The Company amortizes assets over their respective useful lives, as applicable.

Other liabilities, net include the AlTi Wealth Management (Switzerland) SA, formerly known as Alvarium Investment Managers (Suisse) SA, (“AWMS”) deferred cash consideration (see Note 3 (Business Combinations and Divestitures)), accrued payroll and payroll related taxes, accrued legal fees, and corporate taxes payable, among other miscellaneous payables.
(l)Investments

Investments in Debt Securities. The Company classifies debt investments as held-to-maturity or trading based on the Company’s intent and ability to hold the debt security to maturity or its intent to sell the security. The Company does not have any held-to-maturity debt investments.
Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the Consolidated Statement of Financial Position with changes in fair value recorded in Loss on investments on the Consolidated Statement of Operations.
Investments in Equity Securities. Equity securities are generally carried at fair value on the Consolidated Statement of Financial Position in accordance with ASC 321, Investments – Equity Securities. Changes in fair value are recorded in Loss on investments in the Consolidated Statement of Operations.
Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees is based on the facts and circumstances surrounding each individual investment. The Company’s share of the investee’s underlying net income or loss is recorded as Loss on investments within current period earnings. The Company’s

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the Consolidated Statement of Financial Position. Due to the nature and size of its investees, the Company has adopted a lag in reporting for certain equity method investees for which the Company cannot reliably obtain financial information on a regular basis. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital. For certain investments, the Company may apply the alternative fair value option to the investment at initial measurement. The fair value measurement of investments in which the fair value option is elected will be measured in accordance with ASC 825.
For equity method investments and nonmarketable investments, impairment evaluation considers qualitative factors, including the financial conditions and specific events related to an investee, which may indicate the fair value of the investment is less than the carrying value. For held-to-maturity investments, impairment is evaluated using market values, when available, or the expected cash flows of the investment. These losses in value may be considered other than temporary impairment losses.
(m)Leases
The Company determines if an arrangement is a lease at inception of the arrangement and primarily enters into operating leases, as the lessee, for office space. The Company accounts for its leases in accordance with ASC 842, Leases and recognizes a lease liability and right-of-use asset in the Consolidated Statement of Financial Position for contracts that it determines are leases or contain a lease. The Company evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: (i) the lease has a purchase option that is reasonably certain of being exercised, (ii) the present value of the future cash flows is substantially all of the fair market value of the underlying asset, (iii) the lease term is for a significant portion of the remaining economic life of the underlying asset, (iv) the title to the underlying asset transfers at the end of the lease term, or (v) if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. At the inception of a finance lease, an asset and finance lease obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future lease payments, net of interest. The Company’s lease portfolio primarily consists of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
The Company does not recognize a lease liability or right-of-use asset on the balance for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.
(n)Intangible assets other than goodwill, net
The Company recognized certain finite-lived intangible assets as a result of the Business Combination. The Company’s finite-lived intangible assets consist of Trade Names, Customer Relationships, Investment Management Agreements, and Backlog. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
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

As of December 31, 2023, the Company recognized intangible asset impairment charges of $52.9 million. See Note 11 (Intangible assets, net) for further detail.
(o)Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test. Goodwill represents the excess of consideration over identifiable net assets of an acquired business. Goodwill is allocated at a reporting unit level. The Company has two reporting units, Strategic Alternatives and Wealth Management, and tests goodwill annually for impairment at each reporting unit. If, after assessing qualitative factors, the Company believes that it is more-likely-than-not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. During the year ended December 31, 2023, the

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Company recognized goodwill impairment charges of $153.6 million for the Strategic Alternatives segment in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. The Company concluded that the estimated fair value of the Wealth Management reporting unit was greater than its carrying value, and as such, no impairment charge was required. See Note 14 (Goodwill, net).
(p)Fixed Assets, Net
Fixed assets are recorded at cost, less accumulated depreciation and amortization, and are included in the “Other assets” line item in the Company’s Consolidated Statement of Financial Position. Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within general, administrative and other expenses in the Company’s Consolidated Statement of Operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term and the life of the asset, while other fixed assets are generally depreciated over a period of two to seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
(q)Debt Obligations, Net
The Company’s debt obligations are recorded at amortized cost, net of any debt issuance costs, discounts and premiums. Debt issuances costs are deferred and along with discounts and premiums are amortized to interest expense in the Consolidated Statement of Operations over the life of the related debt instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on retirement of debt in the Consolidated Statement of Operations when the Company prepays borrowings prior to maturity.
(r)Tax Receivable Agreement

The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the Company. The portion of the TRA liability related to the Business Combination is deemed contingent consideration payable to the previous owners and is carried at fair value, with changes in fair value reported within Gain (loss) on TRA in the Consolidated Statement of Operations. Future exchanges of Class B Units for shares of Class A Common Stock may increase the TRA liability. Those increases will be carried at a value equal to the expected future payments due under the TRA. On August 31, 2023, holders of shares of Class B Common Stock exchanged 1,813,248 Class B Paired Interests to the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. For future increases due to exchanges the Company will record an initial estimate of future payments under the TRA portion as a decrease to additional paid-in capital in the Consolidated Statement of Financial Position. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the Consolidated Statement of Operations.
(s)Warrant Liability

The Company evaluated the Warrants in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Loss on warrant liability in the Consolidated Statement of Operations in the period of change. Prior to the Business Combination the Sponsor held private warrants that were contributed to the Company and legally cancelled. The contribution and cancellation of these warrants resulted in derecognition of the

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
private warrants and accounted for in additional paid in capital as of January 1, 2023. The Company subsequently issued new warrants with terms identical to those of the public warrants to the Target Companies’ selling shareholders classified as derivative liabilities. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining Warrants were exchanged. In total, the Warrants were exchanged for approximately 4,962,221 shares of Class A Common Stock. See Note 1 (Description of the Business). Following the exchange, none of the Warrants remain outstanding as of December 31, 2023.
(t)Business Combination Earn-out Liability

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combination)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). The Company evaluated the terms of the Business Combination earn-out agreement in accordance with ASC 815-40 and concluded that the Business Combination Earn-out Securities are precluded from being accounted for as a component of equity. Since the Business Combination earn-out agreement meets the definition of a derivative, the Business Combination Earn-out Securities are recorded in Earn-out liability, at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Gain (loss) on earn-out liability in the Consolidated Statement of Operations and in Fair value of earn-out liability in the Consolidated Statement of Cash Flows in the period of change.

(u)AWMS Earn-out Liability

On August 2, 2023, (the “AWMS Acquisition Date”), the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100% (the “AWMS Acquisition”). The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration (“AWMS earn-out liability”), and the payment of assumed liabilities. As of December 31, 2023, the AWMS earn-out liability of $1.1 million is reported in Other liabilities in the Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Consolidated Statement of Operations and in Fair value of earn-out liability in the Consolidated Statement of Cash Flows in the period of change. See Note 3 (Business Combinations and Divestiture) for further information.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(v)Delayed Share Purchase Agreement

Prior to the Business Combination, TWMH entered into an agreement to purchase a remaining non-controlling interest in its consolidated subsidiary representing 51.1% of shares in TIH. This arrangement was agreed upon for consideration of $2.1 million in cash and $1.2 million in Class A Common Stock. As of December 31, 2023 and December 31, 2022, the delayed share purchase agreement liability is reported as $1.8 million and $1.8 million, respectively. As of December 31, 2023 and December 31, 2022, the portion of the Delayed share purchase agreement reported in Accrued compensation and profit sharing is $0.3 million and $0.4 million, respectively. The stock purchase price has been recognized in the Consolidated Statement of Financial Condition as additional paid-in capital. As of December 31, 2023 and December 31, 2022, the portion of the delayed share purchase agreement reported in Additional paid-in capital is reported as $1.2 million and $0.0 million, respectively.
(w)Non-controlling Interests
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
(x)Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, which requires the Company to recognize all derivative instruments on the Consolidated Statement of Financial Position as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a normal purchases and normal sales exception. Normal purchases and normal sales contracts are those that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by a reporting entity over a reasonable period in the normal course of business.
(y)Segment Reporting
Our business is organized into two operating segments: Wealth Management and Strategic Alternatives. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.

Wealth Management

Our wealth management services principally consist of investment management and advisory services, trusts and administrative services, and family office services. Our wealth management client base includes HNWIs, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s AUM or AUA (as applicable). As of December 31, 2023, this segment had $51.0 billion in AUM/AUA (unaudited).

Investment Management and Advisory Services

In our investment management and advisory services teams, we diversify our clients’ portfolios across risk factors, geographies, and asset classes including private equity, private debt, hedge funds, real estate, and other assets through highly experienced third-party managers, who may be hard to access.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
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

Strategic Alternatives

Our strategic alternatives services include alternatives platform and public and private real estate (including co-investment) businesses.

Alternatives Platform

Our alternatives platform represents our legacy TIG business which is an alternative asset manager. This platform includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers. Our alternatives platform client base is predominantly comprised of institutional investors. The TIG Arbitrage strategy is our event-driven strategy through which management fees and incentive fees based on performance are received from the underlying funds and accounts. The strategies of our External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. As of December 31, 2023, this platform had $7.6 billion in AUM/AUA (unaudited).

Real Estate - Public and Private

Our real estate business includes co-investment solutions and fund management services. As of December 31, 2023, this business had approximately $12.7 billion of AUM/AUA (unaudited).

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

Fund Management

As of December 31, 2023, our real estate fund management business managed two funds that were marketed primarily in the United Kingdom to institutional investors, primarily pension funds, as well as to retail investors. Fees from our real estate fund management business are earned from management and advisory fees.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(z)Other Income and Expenses
Other income and expenses include unrealized gains (losses) on investments, interest and dividend income (expense), income from equity method investees, and other items.
The Company holds investments in common stock, mutual funds, exchange-traded funds, and exchange-traded notes, which represent investments in equity and debt securities. The Company earns realized and unrealized gains and losses which depend on investment performance. Changes in fair value of these investments are recorded in Loss on investments in the Consolidated Statement of Operations.
Interest income is earned through its investments in exchange-traded notes. These generally include debt securities held on a short- or medium-term basis when the Company has excess cash. The Company recognizes and records interest income in Interest expense in the Consolidated Statement of Operations.
Dividend income is earned through investments in common stock, mutual funds, and exchange-traded funds. Dividend income is recorded on the date received and is included in Interest expense in the Consolidated Statement of Operations.
The Company holds interests in various affiliated limited partnerships and limited liability companies, whose purpose is to achieve capital appreciation through investments in financial instruments and investment vehicles. The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting and may earn income related to its equity in income of equity method investees. The equity method investments are in various fund complexes, including funds focused on infrastructure and utilities, high income yields, and multi-strategy, among others. Changes in fair value of these investments are recorded in Loss on investments in the Consolidated Statement of Operations.

(aa)Held for Sale Accounting

In circumstances when the Company is evaluating its components, we may establish plans that require us to evaluate whether a component qualifies for held-for-sale accounting under ASC 360, Property, Plant, and Equipment. If a sale is deemed probable within a twelve-month period, the component is classified to either the assets held for sale or liabilities held for sale line items on the Consolidated Statement of Financial Position. The disposal group will be measured at the lower of its carrying amount or fair value less cost to sell. Any long-lived assets shall not be depreciated or amortized while classified as held for sale. On November 6, 2023, the Company entered into an agreement to sell FOS for a cash consideration of approximately $20.1 million. On March 6, 2024, the Company completed the sale of LRA, for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration. Assets and liabilities of FOS and LRA as of December 31, 2023 are presented as held for sale on our Consolidated Statement of Financial Position .

(ab)Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which modifies ASC 805 to require an acquiring entity in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. Under current US GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2022 and applied the guidance prospectively to business combinations that occurred after this date. The

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in ASC 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited consolidated statements, including those it has not yet adopted. The Company does not believe that any such guidance has or will have a material effect on its financial position or results of operations.
(3)    Business Combinations and Divestitures
AlTi Global Business Combination

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
The Business Combination met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from the Target Companies, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the date of acquisition. The Company has allocated the purchase price to

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
the tangible and identifiable intangible assets based on their estimated fair market values at the acquisition date as required under ASC 805. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is deductible for tax purposes.
The Business Combination resulted in the Company acquiring 51% of the equity interests of Umbrella which holds 100% of the equity interests of Alvarium, TWMH, and TIG. The remainder of Umbrella is held by the historical equity holders of TWMH and TIG through their ownership of Class B Units, which are presented as non-controlling interest on the Company’s Consolidated Statement of Financial Position.
As a result of the Business Combination, Umbrella, which represents substantially all of the economic activity of the Company, became a subsidiary of the Company. Since the Company is the sole managing member of Umbrella following the Business Combination, the Class B Units held by the former equity holders of TWMH and TIG are classified as non-controlling interests in the Company’s financial statements. An allocation of net income or loss representing the percentage of ownership of Umbrella not controlled by the Company will be attributed to the non-controlling interests in the Company’s Consolidated Statement of Operations.
Each Class B Unit of Umbrella is paired with a share of Class B Common Stock (collectively, the “Paired Interests”). Pursuant to the Umbrella LLC Agreement, a Paired Interest is exchangeable at any time after the lock-up period for a share of Class A Common Stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As the holder exchanges the Paired Interests pursuant to the Umbrella LLC Agreement, the shares of Class B Common Stock included in the Paired Interests will automatically be canceled and the Class B Common Units included in the Paired Interests shall be automatically transferred to the Company and converted into and become an equal number of Class A Common Units in Umbrella. Alternatively, if approved by the disinterested members of the board of directors of the Company, such Class B Common Stock can be settled in cash funded from the proceeds of a private sale or a public offering of Class A Common Stock.
The Sponsor, in connection with the Business Combination, purchased 8,625,000 shares of Class B Common Stock (the “Founder Shares”) for $25,000 (approximately $0.03 per share). These shares had no value until the Business Combination completed. At this point, the Founder Shares automatically converted into Class A Common Stock. This conversion was solely contingent upon the completion of the Business Combination and did not include any future service requirements. As such, this cost of 8,625,000 shares at $10.33 per share for $89.1 million will be presented “on the line” and is not reflected in either predecessor or successor financial statement periods. “On the line” describes those expenses triggered by the consummation of a business combination that are not recognized in the Consolidated Statement of Operations as they are not directly attributable to either period but instead were contingent on the Business Combination.
As part of the Business Combination, the Company incurred $17.8 million of acquisition-related costs during the year ended December 31, 2023 which are included predominantly in the “Professional fees” line in the Consolidated Statements of Operations. The Predecessor incurred $1.0 million of acquisition-related costs during the year ended December 31, 2022. In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. Of the total debt issuance costs, $1.8 million is related to the Term Loan and drawn amount of the Revolver and is recorded as an offset to the “Debt, net of unamortized deferred financing cost” line item of the Consolidated Statement of Financial Position. $2.8 million of the debt issuance costs related to the undrawn amount of the Revolver were recorded in the “Other assets” line item of the Consolidated Statements of Financial Position.
The Business Combination was accounted for using the acquisition method of accounting, and the fair value of the total purchase consideration transferred was $1,071.1 million. Included in total purchase consideration is contingent consideration of $85.1 million, which is payable to the selling shareholders upon achievement of certain volume-weighted average price targets for the shares of Class A Common Stock or upon a change of control of the Company occurring between the Closing Date and the fifth anniversary of the Closing Date. The

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
contingent consideration was measured at fair value at the acquisition date and recorded as a liability in the “Earn-out liability” line of the Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) for additional information.

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
The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Business Combination (in thousands):

(Dollars in Thousands)	Business Combination Date Fair Value
Cash and cash equivalents	$24,023
Management/advisory fees receivable	42,381
Investments at fair value	148,674
Equity method investments	42,185
Property, plant and equipment	3,996
Intangible assets	520,161
Goodwill	530,546
Operating lease right-of-use assets	28,487
Other assets	47,251
Total Assets Acquired	$1,387,704
Accounts payable and accrued expenses	72,022
Accrued compensation and profit sharing	25,051
Accrued member distributions payable	12,803
Delayed share purchase agreement	1,818
Earn-in consideration payable	1,519
Operating lease liabilities	29,047
Debt	124,533
Deferred tax liability, net	34,640
Other liabilities	15,149
Total Liabilities Assumed	$316,582
Total Assets Acquired and Liabilities Assumed	1,071,122
Non-controlling interest in subsidiaries	(6)
$1,071,116
For the year ended December 31, 2023, cash and cash equivalents at the beginning of the period of $194.1 million included the proceeds from the PIPE Investors related to the private placement issuances, remaining cash held in the trust account, and the beginning balance sheet cash from each of Alvarium, TIG, and TWMH.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
During the year ended December 31, 2023, the Company made certain measurement period adjustments to the purchase price allocation, which resulted in an increase to goodwill of $5.8 million. The increase in goodwill was due to a $21.6 million decrease in the fair value of acquired intangible assets and a $5.5 million decrease in the fair value of acquired equity method investments, offset by a $0.8 million decrease to non-controlling interest in subsidiaries and a $20.5 million increase in other net assets acquired, specifically a $15.6 million decrease in deferred tax liabilities, $3.8 million decrease in Accounts payable and accrued expenses, a $0.7 million increase in Management/advisory fees receivable, a $0.3 million decrease in Other liabilities, and a $0.1 million increase in Other assets, that arose from the measurement period adjustments. Additionally, the Company made certain measurement period adjustments to the opening equity balance as a result of the Business Combination, which resulted in a decrease to opening additional paid-in capital of $1.3 million as of January 1, 2023. The measurement period adjustments were a result of the change in net assets described earlier. The fair values of assets acquired and liabilities assumed have been finalized.
The measurement period adjustment resulted in a $2.6 million impact to Depreciation and amortization in the Condensed Consolidated Statement of Operations for the year ended December 31, 2023.
Fair Value of Net Assets Acquired and Intangibles
With the exception of operating right-of-use assets and operating lease liabilities accounted for under Topic 842, in accordance with Accounting Standards Codification, or ASC 805, the assets and liabilities were recorded at their respective fair values as of January 1, 2023. The Company developed the fair value of intangible assets, which include trade names, customer relationships, investment management agreements, developed technology and backlog, using various techniques including discounted cash flow, relief from royalty, multi-period excess earnings, and a Monte Carlo simulation approach. The Company developed the fair value of equity method investments using various techniques including discounted cash flow and a guideline public company approach. The investments at fair value and earn-in consideration are carried at fair value and no adjustment was made. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value.
Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. Goodwill is allocated between the two reporting segments: Wealth Management and Strategic Alternatives. The goodwill allocation between our wealth management and strategic alternatives is $298.1 million and $232.4 million, respectively.
Below is a summary of the intangible assets acquired in the Business Combination (in thousands):

(Dollars in Thousands)	Acquisition Date Fair Value	Estimated Life (Years)
Trade Names	$14,695	9.9
Customer Relationships	163,392	27.1
Investment Management Agreements (definite life)	94,575	18.4
Investment Management Agreements (indefinite life)	245,900	Indefinite
Developed Technology	1,000	5.0
Backlog	599	0.5
Total Intangible Assets	$520,161
The intangible assets acquired and subject to amortization have a weighted average useful life of 23.0 years.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Acquisition of AL Wealth Partners Pte. Ltd.
On April 6, 2023, (the “ALWP Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of AL Wealth Partners Pte. Ltd. (“AL Wealth Partners”) pursuant to the terms of the share purchase agreement between the Company and AL Wealth Partners (the “ALWP Acquisition”). The primary purpose of the ALWP Acquisition is to acquire AL Wealth Partners’ extensive business within Southeast Asia to further expand the Company’s global operations.
The ALWP Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from AL Wealth Partners, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the ALWP Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the ALWP Acquisition Date as required under ASC 805.
The ALWP Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.5 million, with the total amount paid in cash. The Company will make second and third payments to the sellers of AL Wealth Partners on the third and fifth anniversary of the ALWP Acquisition Date, respectively. Management has determined that these payments will be treated as future compensation expense in the Company’s Consolidated Statement of Operations. There is no contingent consideration as part of the ALWP Acquisition.
The Company incurred $0.4 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Consolidated Statement of Operations.
The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the ALWP Acquisition:

(Dollars in Thousands)	ALWP Acquisition Date Fair Value
Cash and cash equivalents	$1,092
Management/advisory fees receivable	1,952
Property, plant and equipment	644
Intangible assets	12,300
Goodwill	3,826
Operating lease right-of-use assets	1,048
Other assets	474
Total Assets Acquired	21,336
Accounts payable and accrued expenses	358
Operating lease liabilities	1,048
Other liabilities	4,400
Total Liabilities Assumed	$5,806
Total Assets Acquired and Liabilities Assumed	$15,530

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the ALWP Acquisition Date. As of December 31, 2023, the Company corrected errors in its preliminary purchase price allocation, recording a $2.8 million increase to Goodwill, as a result of certain payments owed to sellers at the ALWP Acquisition Date, which were made during the period ended December 31, 2023. The Company considered the qualitative and quantitative impacts and determined that the change was not material to the Company’s previously issued interim consolidated financial statements. The fair value of assets acquired and liabilities assumed is expected to be finalized during the measurement period,

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
which ends no later than April 6, 2024. Management does not expect any further material changes to the values of the assets acquired and liabilities assumed during the measurement period.
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
The results of operations for the ALWP Acquisition have been included in the Company’s Consolidated Financial Statements from the date of ALWP Acquisition. The ALWP Acquisition did not have a material impact on the Company’s Consolidated Financial Statements, and, therefore, historical and pro forma disclosures have not been presented.
Acquisition of AlTi Wealth Management (Switzerland) SA
On August 2, 2023, (the “AWMS Acquisition Date”), the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Switzerland) SA (“AWMS”), increasing its interest from 30% to 100% (the “AWMS Acquisition”).
The AWMS Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from AWMS, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the AWMS Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the AWMS Acquisition Date as required under ASC 805.
The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, and the payment of assumed liabilities. The total purchase consideration consists of the following amounts:

(Dollars in Thousands)	AWMS Amount
Initial Cash consideration	$5,711
Equity consideration	1,459
Deferred cash consideration	6,695
Earn-out consideration	2,721
Payment of assumed liabilities	168
Total purchase consideration transferred	$16,754
The deferred cash consideration is payable no later than September 30, 2024 and the earn-out consideration is payable no later than December 31, 2024.
At the AWMS Acquisition Date, as required by ASC 805, the Company’s existing 30% equity interest in AWMS, which was previously recognized as an equity method investment, was revalued to reflect the fair value at this date. The fair value of this existing equity method investment was $7.4 million, which was calculated as 30% of the fair value of AWMS total equity value (determined using the discounted cash flow method of the income approach, less debt), excluding the impact of any synergies or control premium that would be realized by a controlling interest. This change in fair value resulted in a gain of $1.9 million, which is recognized in the Gain (loss) on investments line of the Consolidated Statement of Operations.
The Company incurred $0.01 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Consolidated Statement of Operations.
The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the AWMS business combination:

(Dollars in Thousands)	AWMS Acquisition Date Fair Value
Cash and cash equivalents	$1,401
Management/advisory fees receivable	1,057
Equity Method investments	57
Intangible assets	9,679
Goodwill	15,146
Operating lease right-of-use assets	298
Other assets	323
Total Assets Acquired	27,961
Accounts payable and accrued expenses	784
Operating lease liabilities	298
Other liabilities	2,944
Total Liabilities Assumed	$4,026
Total Assets Acquired and Liabilities Assumed	$23,935

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the AWMS Acquisition Date. As of December 31, 2023, the Company corrected errors in its preliminary purchase price allocation, recording a $0.8 million increase to Goodwill, as a result of certain payments owed to sellers at the AWMS Acquisition Date, which were made during the period ended December 31, 2023 and in February 2024. The Company considered the qualitative and quantitative impacts and determined that the change was not material to the Company’s previously issued interim consolidated financial statements. The fair value of assets acquired and liabilities assumed is expected to be finalized during

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
the measurement period, which ends no later than August 2, 2024. Management does not expect any material changes to the values of the assets acquired and liabilities assumed during the measurement period.
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
Below is a summary of the intangible assets acquired in the AWMS business combination:

(Dollars in Thousands)	AWMS Acquisition Date Fair Value	Estimated Life (Years)
Customer Relationships	$9,679	14
Total Intangible Assets	$9,679
The fair value for customer relationships was determined using the multi-period excess earnings method. The intangible assets are subject to amortization over a useful life of 14 years.
The results of operations for the AWMS Acquisition have been included in the Company’s Consolidated Financial Statements from the AWMS Acquisition Date. Prior to the AWMS Acquisition Date, the results of AWMS were included as a 30% held equity method investment.
Pro Forma Financial Information
The following selected unaudited pro forma financial information is a summary of our combined results with ALWP and AWMS, giving effect to the acquisitions as if they had occurred on January 1, 2023. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results that would have been achieved if the ALWP and AWMS acquisitions had taken place on January 1, 2023, nor is it indicative of future results.

(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)
Total Revenue	$255,805
Net income (loss)	$(304,839)
Deconsolidation of Alvarium Home REIT Advisors Ltd
On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Strategic Alternatives segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Consolidated Statement of Operations for the period from January 1, 2023 to June 30, 2023, and its accounts were removed from the Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 1, 2023.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Assets Held for Sale
On November 6, 2023, the Company entered into an agreement to sell FOS, which is part of the Company’s Wealth Management segment, for a cash consideration of approximately $20.1 million. The agreement to sell is subject to regulatory approval but is unconditional in all other regards. On March 6, 2024, the Company completed the sale of LRA, which is part of the Company’s Strategic Alternatives segment for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate of the balance sheet date, as applicable. The contingent consideration is preliminary and not final based on available information at the time of this filing. The proceeds from these disposals will principally be used to further execute on the Company’s strategic priorities. Neither of these disposals represents a strategic shift that will have a major impact on the Company’s operations. Consequently, neither, is classified as a discontinued operation.
The carrying amounts of the major classes of assets and liabilities of FOS and LRA are presented as held for sale in the Consolidated Statement of Financial Position at December 31, 2023 is as follows:

As of
(in thousands)	December 31, 2023 (Successor)
Assets
Cash and cash equivalents	$2,897
Fees receivable, net	4,792
Intangible assets, net of accumulated amortization	46,658
Operating lease right-of-use assets	434
Deferred tax asset, net	41
Other assets	1,812
Total assets held for sale	$56,634
Liabilities
Accounts payable and accrued expenses	$(1,007)
Operating lease liabilities	(381)
Deferred tax liability, net	(10,852)
Deferred income	(781)
Other liabilities	(772)
Total liabilities held for sale	$(13,792)

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(4)    Income
The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Management/Advisory fees	$184,824	$76,872	$75,703
Incentive fees	43,377	—	—
Other fees/income	5,494	—	—
Fee income	233,695	76,872	75,703
Distributions from investments	17,185	—	—
Total Income	$250,880	$76,872	$75,703

(Dollars in Thousands)	As of December 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Management/Advisory fees receivable
Beginning balance	$30,698	$20,019
Ending balance (1)	29,539	19,540

Incentive fees receivable
Beginning balance	$7,570	$—
Ending balance (2)	40,356	—

Other fees/income receivable
Beginning balance	$4,112	$—
Ending balance	526	—

Deferred management/advisory fees
Beginning balance	$(945)	$—
Ending balance	(66)	—

Deferred other fees/income
Beginning balance	$(422)	$—
Ending balance	—	—
(1) As of December 31, 2023 and December 31, 2022, this amount includes $1.2 million and $0.0 million, respectively, in Management/Advisory fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(2) As of December 31, 2023 and December 31, 2022, this amount includes $14.9 million and $0.00 million, respectively, in Incentive fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.

(5)    Equity-Based Compensation and Earn-in Expenses
In connection with the Business Combination, certain of TWMH’s restricted units vested and the Company granted fully vested shares to Alvarium’s employees, resulting in compensation expense of $4.2 million and

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
$24.6 million, respectively, during the year ended December 31, 2023. The $24.6 million consisted of $21.0 million related to the acceleration of 2.1 million of earn-out shares at closing and $3.6 million for 360,485 shares related to another transaction completed in contemplation of and for the benefit of the acquirer under Topic 805. None of these stock awards were outstanding after the Business Combination.
Upon completion of the Business Combination, the Company issued 60,800 shares of Class A Common Stock to employees of the Company. These awards vested in full immediately and had a fair value of $10.00 per share, resulting in compensation expense of $0.6 million during the year ended December 31, 2023.
In connection with the Business Combination, the Company granted 65,554 shares of Class A Common Stock to its board of directors on March 23, 2023. These awards vest over an approximate nine month period and had a fair value of $12.56 per share, resulting in compensation expense of $0.8 million during the year ended December 31, 2023.
On May 31, 2023, the Company granted 4,693,621 shares of Class A Common Stock with a fair value of $4.35 per share to employees as restricted units, vesting over a three year period. Since the initial grant date, 167,074 shares have been forfeited for a remaining total of 4,526,547 resulting in compensation expense of $5.4 million for the year ended December 31, 2023, which is included in Compensation and employee benefits in the Consolidated Statement of Operations. In addition, during the year ended December 31, 2023, the Company granted 107,263 shares of Class A Common Stock with fair values representative of buy-out equity awards to employees as restricted units, vesting generally over a one to three year period, resulting in compensation expense of $1.0 million for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company granted $1.2 million in shares of Class A Common Stock as part of various revenue share arrangements to its employees, which is included in Compensation and employee benefits in the Consolidated Statement of Operations.
In connection with TWMH’s historical acquisition of Holbein, certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024 and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of 10 business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million, respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The amount of shares awarded will calculated based on the twenty day average volume weighted average price of the Company's Class A Common Stock preceding the second and third anniversary date.
The Company recognized compensation expense for the earn-ins of $7.0 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively, which is included in Compensation and employee benefits in the Consolidated Statement of Operations.
Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same fact pattern as the above-described amendment for the compensatory earn-ins. This contingent consideration is recorded as a liability of $1.8 million as of December 31, 2023 and $1.5 million as of

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
December 31, 2022 in the “Earn-in consideration payable” line of the Consolidated Statement of Financial Condition.
In connection with TWMH’s historical acquisition of TIH, the Delayed Share Purchase Agreement (“TIH SPA”) was amended on July 28, 2023. The TIH SPA was amended to include the Company’s Class A Common Stock as part of the purchase price. On August 1, 2023, the Company granted 152,930 shares of Class A Common Stock with a fair value of $7.70 per share under the terms of the TIH SPA amendment. The amendment to the purchase price is compensatory in nature. The Company recognized an expense for the TIH SPA of $1.2 million for the year ended December 31, 2023, which is included in Compensation and employee benefits in the Consolidated Statement of Operations.
(6)    Income Taxes

The computation of the effective tax rate, tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the exchanges of Common Units for Class A Shares, inclusive of an analysis of tax basis and state tax implications of the Company and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available and cannot be finally determined until the Company’s 2023 tax returns have been filed. The tax basis and impact of the Company and their underlying assets and liabilities are based on estimates subject to finalization of its tax returns.
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
For financial reporting purposes, the components of income (loss) before income tax benefit were as follows:

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
U.S. federal	$(7,708)	$1,082	$4,306
Foreign	(308,629)	(6,553)	—
Income (loss) before income tax benefit	$(316,337)	$(5,471)	$4,306

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following table presents the components of the Company’s income tax expense (benefit):

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)		January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Current income tax expense (benefit)
U.S. federal	$803		$320	$318
State and local	170		224	290
Foreign	880		84	—
	$1,853	$1,853	$628	$608

Deferred income tax expense (benefit)
U.S. federal	$(173)		$(64)	$(82)
State and local	(863)		(31)	(11)
Foreign	(11,351)		(6)	—
	$(12,387)	$(12,387)	$(101)	$(93)

Total income tax expense (benefit)
U.S. federal	$630		$256	$236
State and local	(693)		193	279
Foreign	(10,471)		78	—
Total income tax expense (benefit)	$(10,534)	$(10,534)	$527	$515

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following table sets forth the reconciliation of the Company’s effective rate to the statutory rate:

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)		January 1, 2022 – December 31, 2022 (Predecessor)		January 1, 2021 – December 31, 2021 (Predecessor)
U.S. federal tax expense (benefit) at statutory rate	$(66,416)	21.0%	$(1,149)	21.0%	$935	21.0%
State tax, net of federal benefit	(1,119)	0.4%	38	(0.7)%	39	0.9%
Goodwill Impairment	32,254	(10.2)%	—	—%	—	—%
Exempt income	(6,524)	2.1%	127	(2.3)%	(500)	(11.2)%
Non-deductible Professional Fees	3,616	(1.1)%	—	—%	—	—%
Change in fair value of warrant liability	2,702	(0.9)%	—	—%	—	—%
Change in fair value of contingent consideration	(5,500)	1.7%	—	—%	—	—%
Other Permanent differences	8	—%	3	(0.1)%	42	0.9%
Prior period adjustments	(246)	0.1%	(2)	—%	—	—%
Change in Valuation Allowance	28,700	(9.1)%	1,393	(25.5)%	—	—%
Foreign rate differential	236	(0.1)%	116	(2.1)%	—	—%
Stock based compensation	145	—%	—	—%	—	—%
Impact of investment in subsidiaries on partnership basis	—	—%	—	—%	—	—%
Rate Change	247	(0.1)%	—	—%	—	—%
Net impact of non-controlling interest	1,363	(0.4)%	—	—%	—	—%
Total Effective Rate	$(10,534)	3.3%	$527	(9.6)%	$515	11.6%
The Company had an effective tax rate of 3.3%, (9.6)% and 11.6% for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rates differed from the statutory rate primarily due to the impact of goodwill impairment during the quarter, the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
As of December 31, 2023 and 2022 the income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

(Dollars in Thousands)	As of December 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Deferred tax assets
Net operating losses	$23,273	$847
Investment in partnership	7,158	—
Goodwill	201	—
Disallowed interest carryforward	4,376	—
Accruals and reserves	11,191	—
Operating Lease Liability	5,274	—
Other deferred tax asset	—	999
Total deferred tax assets	51,473	1,846

Deferred tax liabilities
Intangibles	$17,649	$112
Operating Lease - Right Of Use	5,299	—
Investment in partnership	—	—
Other deferred tax liability	627	54
Total deferred tax liabilities	23,575	166
Valuation allowance	(42,007)	(1,762)
Net deferred tax asset (liabilities)	$(14,109)	$(82)
As of December 31, 2023, the Company has U.S. federal net operating losses (“NOLs”) of $20.2 million and foreign NOLs of $106.6 million that can be carried forward indefinitely until they are used. The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of December 31, 2023, the Company has recorded a valuation allowance against $15.7 million of NOLs generated by its U.S. operations and $106.6 million of NOLs generated by its foreign subsidiaries primarily in the United Kingdom.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is no longer subject to state or local examinations by tax authorities for tax years prior to 2019.
For the years ended December 31, 2023 and December 31, 2022, respectively, the Company has evaluated its tax filing positions and has concluded that a reserve for unrecognized tax benefits is not necessary.
In connection with and subsequent to the Business Combination, the Company recognized various adjustments to deferred tax assets and liabilities within additional paid-in capital, as well as related impacts to the TRA liability, related to capital transactions. These adjustments primarily resulted from differences between the Company’s US GAAP and tax basis in its investment in the Umbrella Partnership, as well as portions related to the TRA liability that will eventually lead to additional tax basis in the Umbrella Partnership upon future TRA payments. The deferred tax assets will be recovered as the basis is amortized. See the Company’s Consolidated Statement of Changes in Shareholders’ Equity for these amounts.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(7)    Fair Value Disclosures
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
Level 2 Valuation Techniques
The financial instrument classified within Level 2 of the fair value hierarchy for the year ended December 31, 2022, is an interest rate swap. The valuation techniques used to value financial instruments classified within Level 2 of the fair value hierarchy are as follows:
•The interest rate swap is valued based on observable values of underlying interest rates.
Level 3 Valuation Techniques

In the absence of observable market prices, the Company values financial instruments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors. Financial instruments for which market prices are not observable include:
•Business Combination Earn-Out Liability - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future share prices and the implied earn-out payment discounted using the risk-free rate.
•TRA Liability - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future taxable income, share prices, and the implied TRA payments discounted using the liability discount rate which is estimated based on the Company’s credit rating.
•AWMS Earn-Out Liability - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn out payment discounted using the liability discount rate which is estimated based on the Company’s credit rating.
•Earn-In Consideration Payable - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn in payment discounted using the liability discount rate which was estimated based on the credit rating of TWMH. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition discussed in

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Note 5 (Equity-Based Compensation and Earn-in Expenses), which crystallized the contingent earn-in consideration amount and discontinued the use of a Level 3 valuation technique.
•Investments in External Strategic Managers - The Company utilized a Discounted Cash Flow approach to determine the fair value of the External Strategic Managers. The discount rate selection for each investment was calibrated using the implied internal rate of return as of the original investment date, adjusted for certain market- and company-specific factors. The selected long-term growth rate for each investment was based on long-term GDP growth rates in the geographic locations of the underlying External Strategic Manager, with consideration for general growth in the asset management industry.
Refer to the valuation methodologies table below for further analysis of level 3 valuations.
The following is a summary categorization of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments. Investments at fair value as of December 31, 2023 and December 31, 2022 are presented below:

	As of December 31, 2023 (Successor)
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$75	$—	$—	$75
Exchange-traded funds	108	—	—	108
Investments – External Strategic Managers	7	—	164,077	164,084
Investments – Affiliated Funds (1)	—	—	—	1,627
Total	$190	$—	$164,077	$165,894

Liabilities:
Earn-out liability	$—	$—	$63,444	$63,444
TRA liability (2)	—	—	13,233	13,233
Earn-in consideration payable	1,830	—	—	1,830
Total	$1,830	$—	$76,677	$78,507
(1) Investments in Affiliated Funds are measured at fair value using the net asset value (or its equivalent) practical expedient. The Company's investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment company as reported and without adjustment. The Company does not have any commitments to the Affiliated Funds and redemptions are permitted on a monthly basis and require 30 days’ notice. The strategies of the Affiliated Funds primarily focus on near-dated, hard catalyst events that typically involve hostile deals, proposals, minority interest buy-ins, leverage buyouts, activism, spin-offs, recapitalizations, and agreed upon deals. The investments held in the Affiliated Funds are primarily highly liquid and marketable securities. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Financial Position.
(2) The Company carries a portion of its TRA liability at fair value, as it is contingent consideration from the Business Combination.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the Consolidated Statement of Operations. During the third quarter of 2023, there was one transfer from Level 3 to Level 1 of the earn-in consideration payable. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of December 31, 2023 and December 31, 2022:

	Level 3 Liabilities as of December 31, 2023 (Successor)
(Dollars in Thousands)	TRA Liability	Earn-out Liability	AWMS earn-out liability	Earn-in consideration payable	Total
Beginning balance	$13,000	$91,761	—	$1,519	$106,280
Issuances	—	—	2,721	—	2,721
Settlements	—	—	—	—	—
Net (gains) losses	233	(29,381)	(1,657)	311	(30,494)
Transfers out of Level 3	—	—	—	(1,830)	(1,830)
Ending balance	$13,233	$62,380	1,064	$—	$76,677

	Level 3 Liabilities as of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Earn-in consideration payable	Payout right	Total
Transfers into Level 3	$—	$—	$—
Transfers out of Level 3	—	—	—
Purchases	—	—	—
Issuances	1,519	3,662	5,181
Ending balance	$1,519	$3,662	$5,181

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	Level 3 Assets as of December 31, 2023 (Successor)
(Dollars in Thousands)	Investments – External Strategic Managers	Total
Beginning balance	$146,130	$146,130
Realized and Unrealized Gains (Losses)	$2,580	$2,580
Purchases	$15,367	$15,367
Ending balance	$164,077	$164,077
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2023

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$164,077	Discounted Cash Flow	Discount rate	21.5% -29%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$13,233	Monte Carlo	Volatility	40.0%	Lower
			Correlation	20.0%	Higher
			Cost of debt range	4.1% - 5.1%	Lower
			Equity risk premium	7.4% - 13.1%	Lower
Earn-out liability	$62,380	Monte Carlo	Volatility	40.0%	Higher
			Risk-free rate	3.9%	Higher
AWMS earn-out liability	$1,064	Monte Carlo	Revenue Volatility	14.0%	Higher
			Risk-free rate	1.1%	Higher
			Revenue Discount Rate	3.5%	Lower
			Liability Discount Rate	5.6%	Lower
			Deferred Payment Liability Discount Rate	5.3%	Lower
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(8)    Equity Method Investments
As of December 31, 2023 and December 31, 2022, the Company had $14.2 million and $52.0 thousand of equity method investments, respectively, recorded within equity method investments on the consolidated statements of financial position. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value. See Note 10 (Investments) for additional information on equity method investments.
For the year ended December 31, 2023, the Company recognized $6.6 million of impairment on its equity method investments. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. We therefore assess for indicators of impairment every quarter, and as a result of a number of factors, namely market conditions, we recognized an impairment to these assets of $9.0 million for the year ended December 31, 2023 in Gain (loss) on investments in the Consolidated Statement of Operations.
The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2023, 2022, and 2021, no equity method investment held by the Company met the significance criteria individually or in aggregate. As such, the Company is not required to present separate financial statements or supplemental financial information for any of its equity method investments.
(9)    Variable Interest Entities
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders that conclusion. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. The consolidation analysis is generally performed qualitatively; however, if the primary beneficiary is not readily determinable, a quantitative analysis may also be performed. This analysis requires judgment, including: (1) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether two or more parties’ equity interests should be aggregated, (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity and (5) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and therefore would be deemed the primary beneficiary.

VIEs include certain private equity, real estate, and CLO vehicles. The purposes of such VIEs is to provide strategy-specific investment opportunities for investors in exchange for management and performance-based fees.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The Company holds variable interests in certain VIEs which are not consolidated because it was determined that the Company is not the primary beneficiary of such VIEs. The Company’s involvement with such entities is in the form of direct and indirect equity interests and fee arrangements. The Company’s maximum exposure to loss relating to non-consolidated VIEs is the carrying value of such investments, and in certain instances, its initial investment in and loans to certain VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs is as follows:

(Dollars in Thousands)	As of December 31, 2023 (Successor)
Non-Consolidated VIEs	Strategic Alternatives	Wealth Management
Unconsolidated VIE assets	$1,061,065	$2,716,060
Unconsolidated VIE liabilities	$139,323	$76,572
Equity interests on the Consolidated Statement of Financial Position	9,827	40
AlTi exposure	$10,233	$40

(Dollars in Thousands)	As of December 31, 2022 (Predecessor)
Non-Consolidated VIEs	Strategic Alternatives	Wealth Management
VIE assets	$—	$3,171,637
VIE liabilities	$—	$193,142
Equity interests on the Consolidated Statement of Financial Position	—	52
AlTi exposure	$—	$52
(10)    Investments
The Company’s investments include Investments at fair value and Equity method investments.

Investments at fair value consist of investments for which the fair value option has been elected. The primary reasons for electing the fair value option are to:
•reflect economic events in earnings on a timely basis;
•mitigate volatility in earnings from using different measurement attributes; and
•address simplification and cost-benefit considerations
Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition or at other eligible election dates. Changes in the fair value of such instruments are recognized in Loss on investments in the Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The Cost and Fair Value of Investments as of December 31, 2023 and December 31, 2022 are presented below:

	As of December 31, 2023 (Successor)		As of December 31, 2022 (Predecessor)
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$93	$75	$73	$44
Exchange-traded funds	105	108	115	101
TIG Arbitrage Associates Master Fund	482	500	—	—
TIG Arbitrage Enhanced Master Fund	179	231	—	—
TIG Arbitrage Enhanced	682	776	—	—
Arkkan Opportunities Feeder Fund	111	119	—	—
Arkkan Capital Management Limited	20,062	24,822	—	—
Zebedee asset management	68,913	69,454	—	—
Romspen Investment Corporation	72,523	69,802	—	—
Other security type	7	7	—	—
Total Investments at fair value	163,157	165,894	188	145

Equity method investments
Real estate equity method investments	9,311	9,311	—	—
Wealth management - investment advisory	2,505	2,505	—	52
Carried interest vehicles	2,378	2,378	—	—
Total Equity method investments	14,194	14,194	—	52

Total	$177,351	$180,088	$188	$197
The Company’s Investments at fair value include unrealized gains (losses) and realized gains (losses) in the Consolidated Statement of Financial Position.
The breakdown of unrealized gains (losses) and realized gains (losses) on Investments at fair value for the relevant periods are as follows:

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Gains (Losses) on Investments at FV:
Realized gains (losses)	$1	$(68)	$91
Unrealized gains (losses)	2,749	247	2
Total gains (losses) on Investments at fair value	$2,750	$179	$93

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(11)    Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Consolidated Statement of Financial Position.

	As of December 31, 2023 (Successor)
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Impairment	Disposal	Held for Sale	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	25.3	$186,832	$—	$(254)	$(2,128)	$(7,180)	$177,270
Investment management agreements (1)	19.6	100,269	(50,283)	—	(43,299)	(4,545)	2,142
Trade names	10	14,945	(2,635)	—	(1,231)	(1,514)	9,565
Acquired internally developed software	5	1,000	—	—	—	(200)	800
Other intangible asset	0	622	—	—	—	(622)	—
Total amortized intangible assets		303,668	(52,918)	(254)	(46,658)	(14,061)	189,777
Non-amortized intangible assets (2)
Investment management agreements		245,900	—	—	—	—	245,900
Total intangible assets		$549,568	$(52,918)	$(254)	$(46,658)	$(14,061)	$435,677
(1) During the year ended December 31, 2023, the Company deconsolidated AHRA (See Note 3 (Business Combinations and Divestitures)) and as a result, recorded an impairment charge of $29.4 million to the carrying value of AHRA’s investment advisory agreement with Home REIT, which is recorded in the line item Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. On January 9th, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration is preliminary and not final based on available information at the time of this filing. The disposal completed on March 6, 2024. As a result, AlTi has recognized an intangible asset impairment charge of $23.5 million which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations.
(2) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
During the year ended December 31, 2023, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a decrease to Intangible assets, net of $21.6 million. See Note 3 (Business Combinations and Divestitures).

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
Amortization expense of approximately $14.1 million, $1.9 million and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, were recognized.
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of December 31, 2023 (Successor)
2024	$9,244
2025	9,244
2026	9,244
2027	9,244
2028 and beyond	152,801
Total	$189,777

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(12)    Other assets, net and Other liabilities, net
The following table provides a reconciliation of Other assets, net reported on the Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of December 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Fixed assets, net:
Leasehold improvements	$4,978	$2,571
Office equipment and furniture	3,489	2,895
Foreign currency translation difference	(270)	—
Accumulated depreciation and amortization	(5,665)	(4,491)
Fixed assets, net	2,532	975
Accrued income	17,124	—
Prepaid expenses	8,045	1,898
Sundry receivables	5,664	—
Other receivables	12,204	579
Interest rate swap	—	241
Other assets	2,613	124
Other assets, net (1)	$48,182	$3,817
(1) As of December 31, 2023, this amount includes $6.7 million in receivables due from related parties. See Note 17 (Related Party Transactions) for further details.

The following table provides a reconciliation of Other liabilities, net reported on the Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of December 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
AWMS deferred cash consideration	7,135	—
Payroll	5,202	—
Sundry	3,422	—
Other	6,100	—
Fair value of payout right	—	3,662
Other Liabilities, net	21,858	3,662
(13)    Leases
The Company adopted ASC 842 as of January 1, 2022, on a modified retrospective basis with no cumulative adjustment to equity as of the adoption date. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2022 under ASC 842 for the predecessor and successor periods. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Since January 1, 2022, the Company’s operating leases, excluding those with terms less than 12 months, have been discounted and recorded as assets and liabilities on the Company’s Consolidated Statement of Financial Position. The Company primarily has non-cancellable operating leases for office spaces across various countries. We categorize leases as either operating or finance leases at the commencement date of the respective lease.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The components of lease costs are as follows:

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)
Operating lease expense	$8,782	$2,974
Variable lease expense	3,165	1,353
Short-term lease expense	750	144
Total lease expense	$12,697	$4,471
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)
Operating cash flow information:
Operating cash flow from operating leases	$7,131	$2,930
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	35,629	2,621
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

As of December 31, 2023 (Successor)
Weighted-average remaining lease term	11.94
Weighted-average discount rate	6.22%
Future minimum lease payments for the Company’s operating leases as of December 31, 2023, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
2024	$7,079
2025	7,585
2026	6,533
2027	5,852
2028	5,545
2029 and beyond	53,277
Total lease payments	85,871
Less: Imputed interest	29,748
Present value of lease liabilities	$56,123

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(14)    Goodwill, net
The following table provides a reconciliation of Goodwill, net reported on the Consolidated Statement of Financial Position for the years ended December 31, 2023 and December 31, 2022.

(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)				January 1, 2022 – December 31, 2022 (Predecessor)
Goodwill by Segment	Strategic Alternatives segment		Wealth Management segment	Total	Tiedemann Wealth Management Holdings, LLC
Beginning Balance
Gross goodwill	$232,429		$298,118	$530,547	$22,185
Net goodwill:	$232,429		$298,118	$530,547	$22,185

Goodwill acquired during the period	$—		$18,972	$18,972	$3,279
Impairment charges	(153,589)		—	(153,589)	—
Currency translation and other adjustments	11,910	—	4,064	15,974	—
	$(141,679)		$23,036	$(118,643)	$3,279
Ending Balance
Gross goodwill	$90,750		$321,154	$411,904	$25,464
Net goodwill	$90,750		$321,154	$411,904	$25,464
The Company evaluated as of September 30, 2023 whether circumstances existed, indicating that the fair value of its reporting units may have declined to an amount lower than the carrying value of goodwill recorded on its Consolidated Statement of Financial Position as of that date. The Company considered a variety of factors, including the impact of prevailing market conditions, persistently high interest rates and uncertainties caused by inflation and certain world events as well as the recent actions taken by the Company to restructure and reposition certain of the businesses within its reporting units. Based on the evaluation of these factors, the Company concluded that triggering events had occurred during the period that required the Company to assess whether the goodwill allocated to its Strategic Alternatives segment was impaired. Accordingly, the Company performed a goodwill impairment test, which compared the estimated fair value of the Strategic Alternatives reporting unit to its carrying value. The Company utilized the discounted cash flow method under the income approach and the Guideline Public Company Method (“GPCM”) under the market approach, in equal weightings, in determining a fair value for the reporting unit. The results of the impairment test performed at September 30, 2023 indicated that the carrying value of the Strategic Alternatives reporting unit exceeded its estimated fair value by $153.6 million. Consequently, the Company recognized a goodwill impairment charge for this amount in the Condensed Consolidated Statement of Operations for the period ended September 30, 2023.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The Company believes that its procedures for estimating the fair value of the reporting units are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our reporting units. Future impairments of our reporting units could be required, which could be material to the consolidated financial statements, which could be material to the consolidated financial statements.

(15)    Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of December 31, 2023:

	As of December 31, 2023 (Successor)
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)
Credit Agreement
Term Loans	$95,000	$92,603	$95,000
Revolving Credit Facility	93,750	93,750	93,750
Total Debt	$188,750	$186,353	$188,750
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loans and Revolving Credit Facility approximates carrying value as of December 31, 2023. The fair value is categorized as Level 3 under ASC 820.
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
The Term Loans and Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan is subject to quarterly amortization payments and will mature on January 3, 2028. The Revolving Credit Facility will terminate on January 3, 2028. As of December 31, 2023, unfunded commitments on the Revolving Credit Facility amounted to $16.3 million, and the weighted-average interest rate on the outstanding borrowings of this facility was 9.0%. As security for the Term Loans and Revolving Credit Facility, the borrower and the guarantors thereunder have pledged substantially all of their assets, subject to agreed-upon exclusions. The guarantor group consists of the Company’s U.S. and non-U.S. subsidiaries, subject to an agreed-upon

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
materiality threshold. As of December 31, 2023, total outstanding debt, net of unamortized deferred financing costs amounted to $186.4 million.
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
Third Amendment to Credit Agreement

On February 22, 2024, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment amends and restates the Credit Agreement in its entirety to, among other things:
•provide for and permit that the investments in the Company being made by Allianz Strategic Investments S.à.r.l. and CWC AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC are not required to reduce amounts outstanding under the facility;
•amend the financial covenants applicable to the Company, including permanently removing the Modified Leverage Ratio, and a waiver of the Leverage Ratio and Interest Coverage Ratio for the quarters ending March 31, 2024, and June 30, 2024. For these periods, covenants will include a Minimum EBITDA and Minimum Liquidity level. In addition, starting in the quarter ending September 30, 2024 and subsequent periods, certain cash balances will permitted to be netted against debt outstanding when calculating the Company’s Leverage Ratio;
•amend the pricing grid setting forth the Applicable Margin to, among other things, increase the Applicable Margin by 0.50% while the leverage ratio and interest coverage ratio are temporarily waived, and provide for additional pricing levels based on the Company’s Total Leverage Ratio after the waiver period;
•limit the Company’s use of proceeds relating to the Revolving Credit Facility solely to general working capital; and
•provide for the sale of certain assets of the Company, the proceeds of which will be required to pay down the term loan and may reduce the $40,000,000 revolving facility commitment block in place while the leverage ratio and interest coverage ratio are temporarily waived.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

A copy of the Third Amendment is included as Exhibit 10.14 to this Annual Report on Form 10-K and incorporated herein by reference.

As required by accounting standards, the Company has performed an assessment based on its current operations and capital structure of its ability to generate sufficient cash flows to meet its financial obligations for one year subsequent to the financial statement issuance date, based on conditions known and reasonably knowable as of the financial statement issuance date. Management has performed this required assessment as of March 22, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months.
Management’s assessment is subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control including the impact of the macroeconomic environment, and that are difficult to predict as to timing, extent, likelihood, and degree of occurrence, and that could cause actual results to differ from estimates and forecasts, potentially materially. Based upon the results of Management’s assessment, these audited consolidated financial statements have been prepared on a going concern basis. The audited consolidated financial statements do not include any adjustments that could result from the outcome of the aforementioned risks and uncertainties.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Contractual maturities of the Term Loans as of December 31, 2023, are set out in the table below:

(Dollars in Thousands)	Aggregate Maturities
2024	$5,000
2025	$7,500
2026	$10,000
2027	$10,000
2028	$62,500
Total	$95,000
Debt is prepayable without penalty prior to maturity. Borrowings under the Revolving Credit Facility are due and payable on the termination date or an earlier date at the Company’s discretion.
(16)    Retirement Plans
The Company sponsors a defined–contribution 401(k) plan for the benefit of its employees. The plan allows employees to contribute a percentage of their salary subject to certain limitations, set forth by the Internal Revenue Service, on a pretax basis. At its discretion, the Company can make profit sharing plan contributions to the participants accounts. The Company’s contributions for the years ended December 31, 2023, 2022 and 2021 were $3.5 million, $0.7 million, and $0.7 million, respectively, of which $1.2 million was payable as of December 31, 2023 and is included in Accrued compensation and profit sharing on the Consolidated Statement of Financial Condition.

(Dollars in Thousands)	For the Period
	January 1, 2023 – December 31, 2023 (Successor)	January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Plan Contributions	$3,454	$738	$719

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(17)    Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of December 31, 2023 (Successor)	As of December 31, 2022 (Predecessor)
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$712	$1,161
Due from Equity Method Investees	Other assets	$5,948	$—
Due from Alvarium related fee arrangements	Fees receivable, net	$247	$—
Due from TIG related fee arrangements	Fees receivable, net	$15,822	$—

Related Party Payables
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(17,607)	$—
Delayed share purchase agreement	Delayed share purchase agreement	$(1,818)	$(1,818)
Delayed share purchase agreement	Accrued compensation and profit sharing	$(282)	$(400)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liability, at fair value	$(62,380)	$—
AWMS earn-out liability	Earn-out liability, at fair value	$(1,064)	$—
AWMS deferred cash consideration	Other liabilities	$(7,135)	$—
Due to Equity Method Investees	Other liabilities	$(1,277)	$—

Shareholders' Equity
Delayed share purchase agreement	Additional paid-in capital	$(1,178)	$—
Due from TWMH Members
Certain TWMH Members were offered promissory notes to pay their estimated federal, state and local withholding taxes owed by such members, which constitute loans to members. Promissory notes totaling $1.5 million were issued by the Company in 2020, 2021 and 2022, and bear interest at an annual rate of three and one quarter percent (3.25%). Of these, certain promissory notes totaling $1.1 million included a forgiveness of debt provision. If at each of the first five one-year anniversaries of February 15, 2023, if the members’ employment relationship has not been terminated for any reason, an amount equal to twenty percent (20%) of the principal and accrued interest, shall be forgiven. Upon termination of employment, any outstanding amount of loan not forgiven becomes due within 30 days. The additional notes totaling $0.4 million were paid back in full to the Company as of December 31, 2022.
For the years ended December 31, 2023 and 2022, the Company recognized $261 thousand and $280 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.
The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Consolidated Statement of Financial Condition. As

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
of December 31, 2023 and December 31, 2022, the balance of loans to members were $0.7 million and $1.2 million, respectively.
Delayed Share Purchase Agreement
On July 28, 2023, the Company amended the delayed shared purchase agreement for the shares of Tiedemann International Holdings, AG, which are owned by an executive and shareholder of the Company. The amendment adjusted the purchase price from $2.2 million in cash to $2.1 million in cash and $1.2 million in the Company’s Class A Common Stock. The cash purchase price has been recognized in the Consolidated Statement of Financial Condition as Delayed share purchase agreement and Accrued compensation and profit sharing. As of December 31, 2023 and December 31, 2022, the delayed share purchase agreement liability is reported as $1.8 million and $1.8 million, respectively. As of December 31, 2023 and December 31, 2022, the portion of the Delayed share purchase agreement reported in Accrued compensation and profit sharing is $0.3 million and $0.4 million, respectively. The stock purchase price has been recognized in the Consolidated Statement of Financial Condition as additional paid-in capital. As of December 31, 2023 and December 31, 2022, the portion of the delayed share purchase agreement reported in Additional paid-in capital is reported as $1.2 million and $0.0 million, respectively.
For the years ended December 31, 2023 and 2022, the Company recognized $1.1 million and $0.0 million, respectively, of stock and cash compensation associated with the delayed share purchase agreement within Compensation and employee benefits expense on the Consolidated Statement of Operations.
Equity Method Investees
The Company’s transactions with Equity Method Investees include receivables related to loans, fees, and expenses, which are presented in Other assets on the Consolidated Statement of Financial Condition, and payables related to loans, fees and expenses, which are presented in Accounts payable and accrued expenses and Other Liabilities on the Consolidated Statement of Financial Condition.
For the year ended December 31, 2023, the Company recognized $0.7 million in Management/advisory fees, $(1.8) million in Compensation and employee benefits, $(2.4) million in Other income/fees and $0.2 million in Interest and dividend income (expense) from equity method investees on the Consolidated Statement of Operations.
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
The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability was $17.6 million as of December 31, 2023. The Company carries $13.2 million of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA exchange of $4.4 million is recorded at its carrying value. The Company recognized

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
a loss of $(0.2) million for the year ended December 31, 2023, which is recorded in Gain (loss) on TRA in the Consolidated Statement of Operations.
On August 31, 2023, holders of Class B Common Stock exchanged a portion of such Class B Units to the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. For the year ended December 31, 2023, the Company made tax payments on behalf of and cash distributions to Class B Units holders related to the TRA of $1.8 million.
Business Combination Earn-out Liability
Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of December 31, 2023, the fair value of the Business Combination Earn-out Liability was $62.4 million and is reported in Earn-out liability, at fair value, in the Consolidated Statement of Financial Position. The change in fair value of $29.4 million is recorded in Gain on earnout liability in the Consolidated Statement of Operations and in Fair value of earn-out liability in the Consolidated Statement of Cash Flows in the period of change.
AWMS Earn-out Liability
On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of December 31, 2023, the AWMS earn-out liability of $1.1 million is reported in Earn-out liability, at fair value, in the Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. The change in fair value of $1.7 million is recognized in Gain (loss) on earn-out liability in the Consolidated Statement of Operations and in Fair value of earn-out liability in the Consolidated Statement of Cash Flows in the period of change.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Consolidated Statement of Financial Condition as Fees Receivable, net. As of December 31, 2023, fees due from Alvarium related fee arrangements were $0.2 million. Additionally, management and incentive fees receivable due from TIG related fee agreements was $15.8 million as of December 31, 2023.
(18)    Segment Reporting
The Company operates within two business segments: Strategic Alternatives and Wealth Management. See Note 1 (Description of the Business).

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Accordingly, the Company presents segment information consistent with internal management reporting. See Note 1 (Description of the Business) and the table below for more detail on unallocated items. The following tables present the financial information for the Company’s segments for the periods indicated.

	For the Period
(Dollars in Thousands)	January 1, 2023 – December 31, 2023 (Successor)			January 1, 2022 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
Net Income by Segment	Strategic Alternatives segment	Wealth Management segment	Total	Tiedemann Wealth Management Holdings, LLC	Tiedemann Wealth Management Holdings, LLC
Revenue:
Management/advisory fees	$49,236	$135,588	$184,824	$76,872	$75,703
Incentive fees	41,718	1,659	43,377	—	—
Distributions from investments	17,185	—	17,185	—	—
Other income/fees	5,204	290	5,494	—	—
Total income	$113,343	$137,537	$250,880	$76,872	$75,703
Operating Expenses:
Compensation and employee benefits	85,792	118,260	204,052	51,234	47,413
Systems, technology, and telephone	5,210	11,131	16,341	6,331	5,070
Sales, distribution, and marketing	948	1,269	2,217	1,170	931
Occupancy costs	4,658	9,156	13,814	4,503	3,498
Professional fees	34,978	31,137	66,115	9,400	6,882
Travel and entertainment	2,623	3,291	5,914	1,724	566
Depreciation and amortization	7,978	9,061	17,039	2,339	2,051
General, administrative, and other	11,608	7,887	19,495	1,489	1,524
Total operating expenses	$153,795	$191,192	$344,987	$78,190	$67,935
Operating income (loss)	(40,452)	(53,655)	(94,107)	(1,318)	7,768
Other income (expenses):
Impairment loss on goodwill and intangible assets	(206,507)	—	(206,507)	—	—
Gain (loss) on investments	(15,520)	37	(15,483)	(3,671)	(2,960)
Loss on TRA	(116)	(117)	(233)	—	—
Loss on warrant liability	(6,433)	(6,433)	(12,866)	—	—
Gain on earn-out liability	14,690	16,414	31,104	—	—
Interest expense	(7,334)	(7,167)	(14,501)	(427)	(397)
Other expenses	(2,294)	(1,450)	(3,744)	(55)	(105)
Income (loss) before taxes	(263,966)	(52,371)	(316,337)	(5,471)	4,306
Income tax (expenses) benefit	14,449	(3,915)	10,534	(527)	(515)
Net income (loss)	$(249,517)	$(56,286)	$(305,803)	$(5,998)	$3,791

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands)	For the period
Revenues by Geography	January 1 – December 31, 2023 (Successor)	January 1 – December 31, 2022 (Predecessor)	January 1, 2021 – December 31, 2021 (Predecessor)
United States	$153,899	$72,181	$75,703
United Kingdom	$58,912	$3,863	$—
Rest of World	$38,069	$828	$—
Total Revenues	$250,880	$76,872	$75,703

(Dollars in Thousands)	As of
Long-lived Assets by Geography	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
United States	$41,603	$11,022
United Kingdom	$5,434	$48
Rest of World	$3,807	$—
Total Assets	$50,845	$11,070

(Dollars in Thousands)	As of
Assets by segment	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Strategic Alternatives	$676,196	$—
Wealth Management	$590,371	$91,989
Total Assets	$1,266,567	$91,989

The Company’s Equity method investments as of December 31, 2023 were $11.8 million for the Strategic Alternatives segment and $2.3 million for the Wealth Management segment. The Company’s share of the investee’s underlying net income or (loss) is recorded as Loss on investments within the Consolidated Statement of Operations. For the year ended December 31, 2023, $2.1 million for the Strategic Alternatives segment and $(0.5) million for the Wealth Management segment were recognized.
Major Customers

The Company derives 12.4% of its total revenues from one client within the Strategic Alternatives segment.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
(19)    Earnings Per Share
The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Period
January 1, 2023 – December 31, 2023 (Successor)
	Basic	Diluted
Class A Shares	Included	Included
Class B Shares (1)	Excluded	If-converted method
Warrants (2)	Excluded	Treasury stock method
Earn-Out Shares	Excluded	Excluded
Vested RSUs	None outstanding	None outstanding
Unvested RSUs	Excluded	Treasury stock method
Holbein Earn-In Shares (3)	Excluded	Treasury stock method
(1) The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.
(2) Prior to the Business Combination, the Company issued warrants to purchase Class A Shares. As of June 30, 2023, all warrants were exchanged for Class A Shares and no warrants are outstanding as of December 31, 2023.
(3) During the third quarter of 2023, the Company modified the Holbein Earn-In shares arrangement such that the settlement of the Earn-In shares would be in shares at each service period. At December 31, 2023, the service periods related to the Holbein Earn-In shares had not been completed, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the year ended December 31, 2023. However, in calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the year ended December 31, 2023. For the quarters ending March 31, 2023 and June 30, 2023, the Holbein Earn-In shares were excluded from the Company’s diluted earnings per share calculation as the Earn-In shares were classified as contingently issuable common shares. The key terms of the Holbein Earn-Ins are discussed in Note 5 (Equity-Based Compensation).
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

For the Period
(Dollars in Thousands, except share data)	January 1, 2023 – December 31, 2023 (Successor)
Net loss attributable to controlling interest - basic	$(162,606)
Net loss available to the Company - diluted	$(162,606)
Weighted-average shares of Class A Common Stock outstanding - basic	61,396,692
Weighted-average shares of Class A Common Stock outstanding - diluted	61,396,692
Loss per Class A Common Stock - basic	$(2.65)
Loss per Class A Common Stock - diluted	$(2.65)

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
The following potentially dilutive instruments were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

For the Period
January 1, 2023 – December 31, 2023 (Successor)
Class B Common Stock and Class B Units	40,668,662
Warrants	4,992,813
Earn-outs	10,396,318
Stock Awards	3,432,030
(20)    Commitments and Contingencies
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
As of December 31, 2023, the liability associated with the TRA was approximately $17.6 million and consisted entirely of a liability recorded under ASC 805 associated with the Business Combination, and as such, is presented at fair value through the discount of future anticipated payments. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella For shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests to the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
As of December 31, 2023, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $17.6 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of December 31, 2023, the fair value of the earn-out shares was $62.4 million. See Note 2 (Summary of Significant Accounting Policies) for additional detail.
AWMS Earn-out Liability
On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of December 31, 2023, the AWMS earn-out liability of $1.1 million is reported in Other liabilities in the Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Consolidated Statement of Operations and in Fair value of earn-out liability in the Consolidated Statement of Cash Flows in the period of change.
Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of December 31, 2023 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

Home REIT is a real estate investment trust company listed on the London Stock Exchange. AFM UK was its alternative investment fund manager (“AIFM”) until August 21, 2023 and AHRA was its investment adviser until June 30, 2023. AFM UK is a wholly owned subsidiary of the Company. AHRA was owned by ARE (another wholly owned subsidiary of the Company) up until December 30, 2022, when it was sold. AlTi was formed on January 3, 2023, through a business combination transaction that included certain legacy Alvarium companies, including AFM UK. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. For UK regulatory purposes, up until June 30, 2023, AHRA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE (which is authorized and regulated by the UK FCA).

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
Since November 2022, Home REIT and AHRA have been the subject of a series of allegations in the UK media regarding Home REIT’s operations, triggered by a report issued by a short seller. Home REIT’s stock price fell materially as a result and its shares are currently suspended from trading. Following the publication of the short seller report, a UK law firm announced that it was seeking current and former shareholders of Home REIT to potentially bring claims in connection with the allegations. The announcement states that claims will likely be brought against Home REIT itself, its directors, and AFM UK.
On October 6, 2023, a pre-action letter of claim was received by, among others, AFM UK and ARE asserting potential claims against those entities relating to the above matters (a pre-action letter of claim is required to be sent by a claimant to a potential defendant under the Practice Direction on Pre-Action Protocols and Conduct contained in the United Kingdom’s Ministry of Justice Civil Procedure Rules prior to a claimant commencing litigation in the UK). The pre-action letter was sent by a law firm acting on behalf of a group of current and former shareholders in Home REIT. The pre-action letter does not provide details of amounts being claimed from any of the potential defendants (whether jointly or severally), and it is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though they may potentially be material to the Company. If any litigation or other action is commenced against AFM UK and/or ARE, we intend to defend ourselves in any such matters vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation.
HLIF is a private fund which pursues a similar investment strategy to Home REIT. In the period from June 30, 2022 to December 31, 2023, the estimated value of its underlying real estate investment portfolio declined by approximately 50%, primarily due to a decrease in the timely collection of rents on the underlying portfolio, but also due to higher interest rates and other macro-economic factors. HLIF is managed by AFM UK as its AIFM and ‘authorized corporate director’ and is advised by SHIA. Like AHRA, SHIA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE.

In February 2024, the UK FCA commenced investigations into the historic performance of certain group entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entities breached other FCA rules and/or principles. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material to the Company. We intend to cooperate fully with the UK FCA as it conducts the investigations. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.
(21)    Equity
Class A Common Stock
As of December 31, 2023, there were 65,110,875 shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued 53,219,713 shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)
to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally.
(22)    Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to December 31, 2023 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

Allianz and CWC Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz Strategic Investments S.à.r.l. (“Allianz”), pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz will purchase in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of preferred stock to be designated Series A Cumulative Convertible Preferred Stock, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (b) 19,318,580.96 shares of the Company’s Class A Common Stock at a purchase price of $5.69 per share, and (ii) the Company will issue to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (collectively, the “Allianz Transaction”). Consummation of the Allianz Transaction is subject to, among other things, applicable regulatory approvals, Company stockholder approval and other customary closing conditions.

In addition, on February 22, 2024, the Company entered into a Supplemental Series A Preferred Stock Investment Agreement with Allianz, pursuant to which, for purposes of funding one or more strategic international acquisitions by the Company or its subsidiaries, Allianz is permitted, at its option, to purchase additional shares of Series A Preferred Stock up to an aggregate amount equal to $50,000,000.

Concurrently with the Company’s execution of the Allianz Investment Agreement, the Company entered into an Investment Agreement (the “Constellation Investment Agreement”) with CWC AlTi Investor LLC (“Constellation”), pursuant to which, among other things, at the initial closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Constellation will purchase 115,000 shares of a newly created class of preferred stock to be designated Series C Cumulative Convertible Preferred Stock, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), representing an initial investment equal to $115 million and (ii) the Company will issue to Constellation warrants to purchase 1,533,333 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to certain customary adjustments (collectively, the “Constellation Transaction”). Consummation of the initial closing of the Constellation Transaction is subject to customary closing conditions (the “Constellation Initial Closing”).

Following the Constellation Initial Closing and during the period commencing May 1, 2024 until September 30, 2024, the Company is permitted to deliver a capital demand notice, requiring Constellation to purchase and acquire an additional 35,000 shares of Series C Preferred Stock, representing an additional investment equal to $35 million, subject to applicable regulatory approvals and other customary closing conditions. In the event that the Company delivers such notice to Constellation, Constellation will also receive from the Company, and the Company shall issue to Constellation, warrants to purchase 466,667 shares of Class A Common Stock.
On February 22, 2024, the Company entered into a Third Amendment to the Credit Agreement. See Note 15 (Debt, net of unamortized deferred financing cost) for more information regarding this amendment.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

LRA Sale

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration is preliminary and not final based on available information at the time of this filing. The disposal was completed on March 6, 2024. As a result, AlTi has recognized an intangible asset impairment charge of $23.5 million which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations.

Pointwise Acquisition

On March 11, 2024, the Company entered into non-legally binding heads of terms for the acquisition of the remaining 50% of the issued share capital of Pointwise Partners Limited (“Pointwise”). The Company currently owns 50% of the shares in Pointwise and equity method accounts for it as a joint venture. Subject to the completion of the required due diligence and the finalization of the share purchase agreement, this transaction is expected to close in the second quarter of 2024 for an estimated total consideration of $7.2 million.

Broker Dealer Wind-down

In February 2024, the Company determined that the non-operating broker dealer subsidiary AlTi Strategic Advisory (US) BD, LLC (“AlTi BD”) was no longer necessary to the Company’s operations. Accordingly, on February 15, 2024, AlTi BD filed a Uniform Request for Broker-Dealer Withdrawal (“Form BDW”) with Financial Industry Regulatory Authority, Inc. to withdraw its registration as a broker-dealer from each jurisdiction in which it was licensed or registered as a securities broker-dealer. Withdrawal from broker-dealer registration becomes effective 60 days after the filing of Form BDW, unless a firm consents to a longer period or the SEC institutes a proceeding, delays or shortens the date of effectiveness, or otherwise imposes terms or conditions upon such withdrawal.

HLIF Contract Termination

On February 26, 2024, AFM UK and SHIA served notice to terminate their contracts with HLIF. We are in discussions with a third-party manager to take over the management of HLIF and termination of these contracts will become effective once the transition process has completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.

As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls and information technology controls that support our financial statements and reporting. Further, management has commenced, but as of December 31, 2023 has not completed its efforts to design and implement a testing plan to determine the effectiveness of controls that support our financial statements and reporting. As a result, several specific material weaknesses in our internal control over financial reporting remain as of December 31, 2023, as discussed below.

Management's Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with polices or procedures may deteriorate.

Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls and information technology controls that support our financial statements and reporting. Further, management has commenced, but as of December 31, 2023 has not completed its efforts to design and implement a testing plan to determine the effectiveness of controls that support our financial statements and reporting.

Management is in the process of implementing a remediation plan for these material weaknesses, including, among other things, hiring additional accounting personnel, completing its efforts to design and implement process level and management review controls and to sufficiently document and implement policies to ensure financial statement disclosures are complete and accurate and to identify and address emerging risks. We cannot reasonably estimate the cost of such remediation plan at this time. We can give no assurance that such efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in its internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, may subject us to litigation and investigations, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence, cause a decline in the price of the Class A Common Stock and limit our ability to access capital markets.

The material weaknesses, if not remediated, could result in misstatements of accounts or disclosures that would result in a material misstatement to the annual consolidated financial statements or the interim consolidated financial statements that would not be prevented or detected.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended, December 31, 2023, covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a)    None.
(b)    During the year ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2023 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor ID: 185.

PART IV
Item 15. Exhibits
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Number	Description of Exhibit
2.1†	Amended and Restated Business Combination Agreement, dated October 25, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 2022).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).
3.2	Certificate of Ownership and Merger of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 19, 2023).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 19, 2023).
4.4
Amended and Restated Warrant Agreement, dated January 3, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).

4.5
Amendment No. 1 to Amended and Restated Warrant Agreement, dated June 7, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2023).

10.1#	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.2#	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.3#	AlTi Global, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.4#	AlTi Global, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 23, 2021).
10.5.1	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 26, 2022).
10.6
Registration Rights and Lock-Up Agreement, dated as of January 3, 2023, between the Company and the Holders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.7#	Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 23, 2021).
10.7.1	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 26, 2022).

10.8	Form of Shareholder IRA (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 23, 2021).
10.9	Form of Voting IRA (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 23, 2021).
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

10.12
First Amendment to the Credit Agreement, dated March 31, 2023, between the Company, BMO Harris Bank N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023).

10.13
Second Amendment to the Credit Agreement, dated November 10, 2023, between the Company, BMO Harris Bank N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023).

10.14
Third Amendment to the Credit Agreement, dated February 22, 2024, between the Company, BMO Harris Bank N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 23, 2024).

10.15#
Executive Employment and Restrictive Covenant Agreement, dated as of January 3, 2023, among the Company, TIG Advisors, LLC and Kevin Moran (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.16#
Amended and Restated Tiedemann Employment Agreement, dated as of January 3, 2023, by and between the Company and Michael Tiedemann (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.17
Second Amended and Restated Limited Liability Agreement of Umbrella, dated as of January 3, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed January 27, 2023).

10.18	Alvarium Exchange Agreement, dated as of September 19, 2021 (incorporated by reference as Annex L to the Company’s Registration Statement on Form S-4 filed September 27, 2022).
10.19
Separation Agreement, dated July 11, 2023, by and between Tiedemann Advisors, LLC and Christine Zhou (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2023).

10.20#
Form of RSU Award Agreement under the AlTi Global, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-8 filed on March 23, 2023).

10.21#*	Offer Letter, dated September 5, 2023, between the Company and Stephen Yarad.
10.22†
Investment Agreement, dated February 22, 2024, by and between the Company and Allianz Strategic Investments S.à.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2024).

10.23†
Supplemental Series A Preferred Stock Investment Agreement, dated February 22, 2024, by and between the Company and Allianz Strategic Investments S.à.r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 23, 2024).

10.2	Form of Allianz Investor Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 23, 2024).
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 23, 2024).
10.26†
Investment Agreement, dated February 22, 2024, by and between the Company and CWC AlTi Investor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 23, 2024).

10.27	Form of Constellation Investor Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 23, 2024).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97*	AlTi Global, Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.
† The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
# Indicates a management contract or compensatory plan
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTI GLOBAL, INC

Date: March 22, 2024	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Tiedemann	Chief Executive Officer and Director	March 22, 2024
Michael Tiedemann	(Principal Executive Officer)

/s/ Stephen Yarad	Chief Financial Officer	March 22, 2024
Stephen Yarad	(Principal Financial Officer)

/s/ Ali Bouzarif	Director	March 22, 2024
Ali Bouzarif

/s/ Norma Corio	Director	March 22, 2024
Norma Corio

/s/ Nancy Curtin	Director	March 22, 2024
Nancy Curtin

/s/ Timothy Keaney	Director	March 22, 2024
Timothy Keaney

/s/ Judy Lee	Director	March 22, 2024
Judy Lee

/s/ Spiros Maliagros	Director	March 22, 2024
Spiros Maliagros

/s/ Mark F. Furlong	Director	March 22, 2024
Mark F. Furlong

/s/ Craig Smith	Director	March 22, 2024
Craig Smith

/s/ Tracey Brophy Warson	Director	March 22, 2024
Tracey Brophy Warson

/s/ Peter Yu	Director	March 22, 2024
Peter Yu