Form 10-K/A
period 2023-12-31
AlTi Global, Inc.
filed 2024-04-05
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $7.66 for shares of the registrant’s Class A common stock as reported by the Nasdaq Capital Market, was approximately $427.2 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 71,064,411 shares of Class A Common Stock (as defined herein) and 48,265,195 shares of Class B Common Stock (as defined herein) as of March 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends AlTi Global, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Form 10-K, as we do not anticipate filing a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2023.
In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak only as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Form 10-K.
In this Amendment, unless otherwise specified, the terms “Company,” “our,” “we” or “us” means, prior to the Business Combination (as defined herein), Cartesian Growth Corporation, as the context suggests, and, following the Business Combination, AlTi Global, Inc.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Regarding the Directors and Director Nominees
Our Certificate of Incorporation provides for the annual election of directors. At each annual meeting directors will be elected to hold office until the next year’s annual meeting of stockholders or until his or her successor is duly elected and qualified. Each director nominee has been reviewed and recommended for nomination by our Environmental, Social Governance and Nominating Committee (the “ESG&N Committee”) and has consented to serve as a director if elected. Although management does not anticipate that any nominee will be unable or unwilling to serve as a director, in the event of such an occurrence, proxies may be voted in the discretion of the persons named in the proxy for a substitute designated by the Company’s board of directors (the “Board”), unless the Board decides to reduce the number of directors constituting the Board. Our directors are elected by a plurality of vote cast; therefore, the nominees who receive the largest number of votes cast in favor of their election will be elected.
As of March 28, 2024, our directors are as follows:

Name	Age	Position(s)	Independent	Director Since
Ali Bouzarif	45	Director	No	2023
Norma Corio	63	Director	Yes	2023
Nancy Curtin	66	Director	No	2023
Mark Furlong	66	Director	Yes	2023
Timothy Keaney	62	Chair of the Board	Yes	2023
Judy Lee	56	Director	Yes	2023
Spiros Maliagros	47	Director	No	2023
Craig Smith	60	Director	No	2023
Michael Tiedemann	52	Chief Executive Officer and Director	No	2023
Tracey Brophy Warson	61	Director	Yes	2023
Peter Yu	62	Director	Yes	2023

Director Nominees
Ali Bouzarif. Mr. Bouzarif has served as a member of our Board since January 2023. Mr. Bouzarif was previously a member of the Supervisory Board and Partner of Alvarium Investments Limited (“Alvarium”). He also served on the Finance and Compensation Committee of Alvarium. Mr. Bouzarif is currently CEO of IlWaddi Advisors and has worked with IlWaddi Group, a global private investment group, since 2017. Mr. Bouzarif previously served as the Head of M&A at the Qatar Investment Authority (the “QIA”) from 2007 to 2017. At the QIA, he was a member of the management investment committee and was instrumental in the completion of several notable transactions, such as the acquisition of the Harrods Department store and the merger of the Fairmont Raffles Hotels Group with AccorHotels, among others. During his tenure at the QIA, Mr. Bouzarif served as a member of the board of directors and the remuneration committee of Heathrow Airport and American Express Global Business Travel (NYSE: GBTG), a board member and member of the commitment committee of AccorHotels, and a member of the board of Canary Wharf Group. Mr. Bouzarif holds a Master’s degree in business engineering from Solvay Brussels School of Economics & Management and is a CFA® charterholder.
Mr. Bouzarif’s qualifications to serve on our Board include his investment management experience and time spent serving as a member of a variety of boards of directors.
Norma Corio. Ms. Corio currently serves on the Board of several public companies and has more than 40 years of experience in the financial services industry. She began her career in 1982 working in a variety of roles during her 30 years at JPMorgan Chase & Co. (“JPMorgan”), including as Head of Restructuring in the firm’s Investment Banking division and, subsequently, as Treasurer during the 2008-2010 financial crisis. Following JPMorgan, Ms. Corio served as Co-President of Miller Buckfire, a Stifel company, from 2013 to 2014. In 2014, she became Chief Financial Officer of American Express Global Business Travel (NYSE: GBTG), a role she held until 2017. From 2018 until 2022, Ms. Corio served as a Senior Managing Director of One Equity Partners, arranging debt financing for portfolio companies as Head of Capital Markets, serving on the Investment Committee and on several portfolio company boards. Ms. Corio currently serves on the board of Cicor Technologies Ltd. (SWX: CICN) and is a member of the Audit Committee, and serves as Chair of the Audit Committee of Finance of America Companies, Inc. (NASDAQ: FOA). She also serves on the board of private companies: Omni Environmental Solutions, Inc., serving as Chair of the Audit Committee, and Wood Technology, Inc., serving as Chair of the Compensation Committee and member of the Audit Committee. Ms. Corio was previously on the Board of GO Acquisition Corp. (NYSE: GOAC) as Audit Committee Chair and member of the Nominating and Compensation Committees from 2020 to 2022. Ms. Corio graduated with a Bachelor of Arts in Economics from LeMoyne College and earned a Masters in Business Administration from Pace University.
Ms. Corio’s qualifications to serve on our Board include her years spent working in the financial services industry and her extensive service on various public company boards of directors.
Mark Furlong. Mr. Furlong has served as a member of our Board since September 2023. He is the former President and Chief Executive Officer of BMO Harris Bank, N.A., a role he held from 2011 until his retirement in 2015. Previously, he worked at Marshall & Ilsley Corporation, which he joined in 2001 as Chief Financial Officer, was elected President in 2004, Chief Executive Officer in 2007 and Chairman in 2010. His prior experience includes service as Chief Financial Officer of Old Kent Financial Corp., as First Vice President, Corporate Development for H.F. Ahmanson & Company and as audit partner for Deloitte & Touche LLP. Mr. Furlong currently serves as a Director of Kforce Inc. Mr. Furlong continues to be active in a variety of not-for-profit organizations. Mr. Furlong graduated with a Bachelor of Science degree from Southern Illinois University.
Mr. Furlong’s qualifications to serve on our Board include his years spent working in the financial services industry and his extensive service on various company boards of directors.
Timothy Keaney. Mr. Keaney has served as a member of our Board since January 2023. Mr. Keaney worked for the Bank of New York Company in various executive roles from 2000 until 2006 including head of the asset servicing business, and as head of the Bank of New York Company’s presence in Europe, having management responsibilities for all business activity in Europe. Upon the Bank of New York Company’s merger with the Mellon

Financial Corporation in 2007 (forming the Bank of New York Mellon Corporation (NYSE: BK)), Mr. Keaney began serving as co-Chief Executive Officer of the BNY Mellon’s asset servicing, and later served individually as Chief Executive Officer of asset servicing from 2010 until 2012. Mr. Keaney served as Vice Chairman of BNY Mellon from October 2010 until September 2014, and as Chief Executive Officer of Investment Services from 2013 to 2014. Mr. Keaney has served on the board of UNUM Group (NYSE: UNM) since 2012, currently serving as a member of the Finance Committee and as Chairman of the Audit Committee. Since 2019, Mr. Keaney has also served as a Director for PolySign, Inc., a privately held fintech company. Mr. Keaney earned a B.S.B.A. from Babson College.
Mr. Keaney’s qualifications to serve on our Board include his lengthy experience working in both the asset management and fintech industries, in addition to his time spent serving as a director of a U.S.-listed public company.
Michael Tiedemann. Mr. Tiedemann has served as our Chief Executive Officer and as a member of our Board since January 2023. Mr. Tiedemann is a Founding Partner and was the Chief Executive Officer of Tiedemann Wealth Management Holdings, LLC (“TWMH”) as well as the Managing Member and Chief Executive Officer of TIG Advisors LLC (“TIG” or “TIG Advisors”). Mr. Tiedemann began his career working for TIG as an emerging markets research analyst and continues to serve as Managing Member and Chief Executive Officer of TIG, in addition to his roles at TWMH. In 1994, he joined the equity research group at Banco Garantia, one of Brazil’s leading investment banks, and worked closely with Banco Garantia’s Hedge Fund-of-Funds Group. In 1998, when Credit Suisse acquired Banco Garantia, Mr. Tiedemann headed Credit Suisse’s sales trading efforts for Latin America until he left to start TWMH in 2000. He has been recognized by a number of foundations for his charitable contributions and serves as a board member for several philanthropic organizations. He was also a member of TWMH’s Board of Directors and Chairman of the Internal Investment Committee for Tiedemann Advisors, the registered investment advisor subsidiary of TWMH. Mr. Tiedemann received a Bachelor of Arts degree from Ohio Wesleyan University.
Mr. Tiedemann’s qualifications to serve on our Board include his years of experience working in the financial services industry and his extensive familiarity with a number of our business functions stemming from his wide-ranging involvement in both TIG and TWMH.
Tracey Brophy Warson. Ms. Warson has served as a member of our Board since January 2023. Ms. Warson currently works as a strategic advisor for multiple start-up companies and has more than 32 years of experience in the financial services industry. She began her career at Wells Fargo (NYSE: WFC) in 1988 where she served in various executive roles, ultimately becoming Executive Vice President of Private Client Services, a role she served in until 2006. From 2006 until 2010, Ms. Warson worked as Managing Director and Head of the Western Division of US Trust, Bank of America Private Wealth Management. In 2010, she became the Head of the Western Division of Citi Private Bank of Citigroup (NYSE: C) and served in that role until 2014. From 2014 until 2019, Ms. Warson served as Chief Executive Officer of Citi Private Bank (North America) where she led the Private Bank business across 25 offices throughout the U.S. and Canada, overseeing $230 billion in client business volume. Additionally, from 2014 to 2018, Ms. Warson was the Co-Chair of Citi Women, Citi’s global strategy to promote the advancement of women. In this role, she led the firm’s progress in pay equity, representation, and in having Citi sign the Women’s Empowerment Principles of the United Nations. In 2019, Ms. Warson was named Chair of Citi Private Bank and she retired in 2020. Ms. Warson served on the Board of InterPrivate II Acquisition Corp. (NYSE: IPVA), a special purpose acquisition company, in 2021. In 2021, Ms. Warson began serving on the board for SilverSpike Capital, LLC, a privately held company that focuses on investment management primarily in the cannabis and alternative health and wellness industries. Ms. Warson earned a Bachelor of Arts from the University of Minnesota in business administration and French.
Ms. Warson’s qualifications to serve on our Board include her immense experience working in the wealth management industry and her time spent serving as the director of a U.S.-listed public company.

Directors Not Standing for Reelection
Nancy Curtin. Ms. Curtin has served as a member of our Board since January 2023 and is currently our Global Chief Investment Officer. Ms. Curtin previously served as a Partner, Group Chief Investment Officer, Head of Investment Advisory and participant member of the Supervisory Board of Alvarium. Before joining Alvarium, Ms. Curtin was Chief Investment Officer and Head of Investments at Close Brothers Asset Management (“CBAM”), a U.K. investment and financial advice firm which she helped to build focused on private clients, high-net-worth, charities, and family offices, from 2010 to 2019 and Managing Partner and Chief Investment Officer of Fortune Asset Management, an institutional advisory business focused on alternatives investing for family offices and European institutions, from 2002 until its acquisition by CBAM in 2010. Her previous roles also include Managing Partner and Independent Investment Adviser of Internet Finance Partners, a specialist venture capital business of Schroders plc, Managing Director and Head of Global Investments-Mutual Funds for Schroders, and Head of Emerging Markets and part of the senior leadership team for Baring Asset Management. Ms. Curtin started her career in investment banking and M&A, followed by investment leadership in a large single-family office, focused on private equity and real estate investments. She has been Chairperson of the Board of Digital Bridge Group, Inc, a leading global alternatives investment firm with a focus on identifying and capitalizing on key secular trends in digital infrastructure, since 2021 and has been a member of the board thereof since 2014; as well, she is a Trustee of a global charity Right to Play. Ms. Curtin is a Summa Cum Laude graduate of Princeton University and has an MBA from Harvard Business School.
Judy Lee. Ms. Lee has served as a member of our Board since January 2023. She is Managing Director of Dragonfly LLC, an international risk management and strategy advisory firm she co-founded in 2000. She is also CEO of Dragonfly Capital Ventures LLC, that develops and invests in renewable energy in SE Asia. Ms. Lee was EVP and board director at Solar Frontier, the renewables business of Showa Shell Sekiyu KK. Previously, she was Partner at Capco and before that, Partner at Capital Markets Risk Advisors, both international risk advisory firms. Ms. Lee began her career at Bankers Trust (now Deutsche Bank) in 1988 where she was a Principal in Global Risk Management and was part of the pioneering team that developed quantitative risk methodologies which became part of the global banking standard. Ms. Lee currently serves on the board of DBS Holdings (SGX: DBS) where she sits on the Risk, Audit, Compensation, and Sustainability committees. She is also on the board of Commercial Bank of Ceylon (CSE: COMB) where she chairs the Risk Committee, was ex-chair of the Investment Committee and serves on the Nominations, Remuneration, Audit, and Strategy committees. In addition, Ms. Lee serves on the boards of several private companies including Mapletree Logistics Trust Management Ltd that manages a listed REIT (SGX: M44U); JTC, the Singapore government national industrial and infrastructure developer; SMRT, Singapore’s public transport operator. Ms. Lee has an AMP from Harvard Business School, an MBA from Wharton School of Business and a BS from NYU Stern School of Business. She serves on the Executive Board of NYU Stern School, and has been adjunct professor at Singapore Management University, Peking University and Columbia University.
Spiros Maliagros. Mr. Maliagros has served as a member of our Board since January 2023 and is our head of Global Asset Management. Mr. Maliagros is the President of TIG Advisors and has served in that capacity since 2007. He joined TIG Advisors in 2006 as general counsel assisting with SEC registration and overseeing all legal matters for the firm. In 2007, Mr. Maliagros was appointed president to support strategic initiatives for TIG Advisors. Most recently, Mr. Maliagros has led the effort to source, evaluate, and execute the growth equity investments made in managers globally. Prior to joining TIG Advisors, from 2001 to 2006, Mr. Maliagros worked for the law firm Seward & Kissel LLP, representing and advising clients in the formation and distribution of domestic and offshore hedge funds, master-feeder funds, and fund-of-funds pursuant to U.S. federal and state securities law. In 2014, Mr. Maliagros was named “Lawyer of the Year” by the Hellenic Lawyers Association. He currently serves as Chairman of the Greek Division Board of Directors for the New York Ronald McDonald House. Mr. Maliagros received a B.A. in government and economics from Dartmouth College and a J.D. from Fordham University.
Craig Smith. Mr. Smith has served as a member of our Board since January 2023 and is our Chair of Global Wealth Management. Mr. Smith was a Founding Partner and the President of TWMH overseeing its strategic direction as well as Tiedemann Advisors LLC’s (“Tiedemann Advisors”) advisor team and client experience. Mr. Smith began his TWMH career in 2000, serving as managing director, trust planning and administration, until his appointment as president in 2004. Previously, Mr. Smith was Vice President of J.P. Morgan & Co., Inc., leading the trust, estate and transfer tax planning services for New England private clients, among other roles. Prior to that, Mr. Smith practiced trust and estate law with the New York law firm, Patterson, Belknap, Webb & Tyler. He also served on TWMH’s Board of Directors and was Chairman of both the Executive Committee, and the Diversity Equity and Inclusion Committee for Tiedemann Advisors. Mr. Smith earned a Juris Doctor degree from Harvard Law School and graduated magna cum laude with a Bachelor of Arts from New York University.
Peter Yu. Mr. Yu has served as a member of our Board since inception, and as Cartesian Growth Corporation’s (“Cartesian”) Chief Executive Officer and as chairman of the Board prior to the Business Combination (as defined herein) from its inception on December 18, 2020 to the closing of the Business Combination on January 3, 2023. Mr. Yu currently serves as Managing Partner of Cartesian Capital, a global private equity firm and registered investment adviser headquartered in New York City. At Cartesian Capital, Mr. Yu has led more than 20 investments in companies operating in more than 30 countries. Mr. Yu currently serves on the boards of directors of several companies, including Cartesian Growth Corporation II, Tim Hortons China, PolyNatura Corp., Cartesian Royalty Holdings Pte. Ltd., ASO 2020 Maritime, Flybondi Ltd., and Simba Sleep Ltd. Previously, Mr. Yu served on the boards of directors of Banco Daycoval S.A., GOL Linhas Aéreas Inteligentes S.A., and Westport Fuel Systems Inc. Prior to forming Cartesian Capital, Mr. Yu founded and served as the President and Chief Executive Officer of AIGCP, a leading international private equity firm with over $4.5 billion in committed capital. Prior to founding AIGCP, Mr. Yu served President Bill Clinton as Director of the National Economic Council. A graduate of Harvard Law School, Mr. Yu served as President of the Harvard Law Review and as a law clerk on the U.S. Supreme Court. Mr. Yu received a bachelor’s degree from Princeton University’s Woodrow Wilson School.
Future Board Appointments
On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz Strategic Investments S.à.r.l.’s (“Allianz”). At the closing of the Allianz Investment Agreement, subject to Allianz continued beneficial ownership of at least 50% of the Class A Common Stock purchased pursuant to the Allianz Investment Agreement, Allianz will have the right to designate two directors to our Board. For so long as Allianz is permitted to designate two directors to our Board, one designee will serve as a member of a transaction committee to be established by the Board and each Allianz designee shall serve as a member of at least one other Board committee. Further, one director designated by Allianz will have the right to serve as an observer on each committee of the Board for which an Allianz designee is not serving as a member.
Biographical Information Regarding Executive Officers Who Are Not Directors
As of the date of March 28, 2024, our executive officers who are not directors are as follows:

Name	Age	Position(s)
Brooke Connell	52	President of US Wealth Management
Colleen Graham	58	Global General Counsel
Kevin Moran	46	President and Chief Operating Officer
Robert Weeber	41	President of International Wealth Management
Stephen Yarad	54	Chief Financial Officer

Brooke Connell. Mr. Connell has over 30 years of experience in financial services and has served as President of our U.S. Wealth Management division since January 2023. Mr. Connell began his TWMH career in 2002, where he served as a managing director responsible for portfolio construction and risk management, and most recently served as Head of East Coast Advisory where he was responsible for overseeing the client team and continues to serve as Advisor for a number of the firm’s clients. Prior to joining TWMH, Mr. Connell was a Senior Vice President at Kinetics Asset Management, Inc., where he oversaw product and business development for proprietary mutual funds, separate accounts and hedge funds. Before Kinetics, Mr. Connell was Vice President for Chase Manhattan’s Global Asset Management (“GAM”) Group, with responsibility for developing investment strategies for the firm. In this role, he led the manager due diligence group for GAM and was on the team responsible for launching the third-party manager platform at the Global Private Bank. Mr. Connell is a member of the Board of Visitors at St. George’s School and holds a Bachelor of Arts in international business relations from Hobart College in Geneva, New York.
Colleen Graham. Ms. Graham has served as our Global General Counsel since March 2023. Ms. Graham started her career within the corporate law practice at Hughes Hubbard & Reed from 1991 to 1994, before joining Thacher Proffitt & Wood from 1994 to 1996. Ms. Graham worked at Credit Suisse from August 1996 to February 2016 in various capacities, including as a Managing Director, Senior Lawyer, Head of Compliance Americas, Global Chief Control and Operational Risk Officer for the Investment Bank and Head of Business Risk Management for the Private Bank Americas. At Credit Suisse, Ms. Graham served as Co-Chair of the Operational Risk Committee, on the Reputational Risk Committee and Head of Internal Control Systems for Credit Suisse Private Advisors. From February 2016 to July 2017, Ms. Graham served as the Co-Founder, Credit Suisse-designated CEO and on the Board of Directors of Signac LLC, a joint venture between Credit Suisse and Palantir Technologies. She was the Founder and CEO of NextGen Compliance LLC from July 2017 to April 2019. Most recently, Ms. Graham served as Executive Vice President and General Counsel of Boston Private Financial Holdings from April 2019 to July 2021 and General Counsel and Chief Supervisory Officer of Boston Private’s successor entity, SVB Private from July 2021 to February 2023, where she served on the board of SVB Investment Services, Inc. Ms. Graham received her bachelor’s degree in finance and marketing from the Boston College Carroll School of Management, and her juris doctorate from St. John’s University School of Law where she was a St. Thomas More Scholar and received a full tuition academic scholarship.
Kevin Moran. Mr. Moran has served as our Chief Operating Officer since January 2023 and was named our President on March 22, 2024. Mr. Moran began his career with Tiedemann Advisors in 2008 as General Counsel and Chief Compliance Officer and has served as the Chief Operating Officer and General Counsel of TWMH, Tiedemann Advisors and Tiedemann Trust Company since September 2017. He previously was a member of the Executive Committee and the Chairman of the New Business Acceptance Committee for Tiedemann Advisors. Mr. Moran previously managed Tiedemann Advisors’ Finance, Operations, Client Service, Technology, Legal, Compliance, Human Resources and Extended Family Office Services teams, and he oversees M&A activity for TWMH. Prior to joining Tiedemann Advisors, from October 2004 to April 2008, Mr. Moran was Associate General Counsel and Chief Compliance Officer of FRM Americas, LLC a subsidiary of Financial Risk Management. From September 2002 to October 2004, he was an associate in the financial service group of the law firm Katten Muchin Zavis Rosenman LLP. Mr. Moran earned a Juris Doctor degree from Boston University School of Law and received a Bachelor of Arts degree from Loyola University.
Robert Weeber. Mr. Weeber serves as the President of our International Wealth Management division. Prior to the Business Combination, Mr. Weeber founded and served as the Chief Executive Officer and Chairman of our international wealth management operation, Tiedemann Constantia. He previously held roles at JPMorgan’s Investment Opportunities Group and Credit Suisse, where he led the firm’s UK and International UNHW and family office business. Mr. Weeber has been recognized as one of the Private Asset Managers (PAM) Most Influential individuals in the wealth management sector in 2022, 2023 and 2024. Mr. Weeber earned a Bachelor of Arts (1st) from the University of Brighton and a Master’s in Business Administration from INSEAD.
Stephen Yarad. Mr. Yarad has served as our Chief Financial Officer since September 2023. Prior to joining the Company, Mr. Yarad was the Chief Financial Officer and Treasurer of MFA Financial, Inc. (NYSE: MFA), a leading residential mortgage REIT, since 2010. Prior to joining MFA, he was an audit partner in the New York financial services practice of KPMG LLP. Mr. Yarad began his career with KPMG in Australia in 1991 and during his career in public accounting he served several of the firm’s largest global financial services clients in Asia-Pacific, Europe, and North America. Mr. Yarad holds a Bachelor of Commerce in Accounting and Finance from the University of New South Wales and a Graduate Diploma in Applied Finance and Investment from the Securities Institute of Australia. He is a licensed CPA in New York and New Jersey, a member of the American Institute of Certified Public Accountants, and an associate member of the Institute of Chartered Accountants in Australia.

Family Relationships
There are no family relationships between any of our officers or directors.
Involvement in Certain Legal Proceedings
Our directors and executive officers are not parties to any material legal proceedings.
DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership of, and transactions in, our equity securities. To our knowledge, based solely on a review of copies of such reports that we received, our records and written representations received from our directors, executive officers, and certain of those persons who own greater than 10% of any class of our equity securities, for the year ended December 31, 2023, all applicable Section 16(a) filing requirements were complied with on a timely basis, except that due to inadvertent administrative errors, one late Form 4 filed by our Chief Financial Officer, one late Form 3 and two late Form 4s filed by our Global General Counsel, and one late Form 4 filed by IlWaddi, a 10% holder of our equity securities.
Code of Business Conduct and Ethics. We have adopted a Code that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code is available on our website at https://ir.alti-global.com. We expect that, to the extent required by law, any amendments to the Code, or any waivers of its requirements, will be disclosed on our website or in our public filings. The information on our website is not intended to form a part of or be incorporated by reference into this Amendment.
Audit Committee. Our Audit, Finance and Risk Committee (the “Audit Committee”) consists of Mr. Furlong, Ms. Corio, Ms. Lee, Mr. Keaney and Mr. Yu, with Mr. Furlong serving as the chair of the committee. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our Board has determined that all of the members of the audit committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq with respect to audit committee membership. In addition, each of Mr. Furlong and Mr. Keaney qualifies as a “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.
The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. The audit committee’s duties include, but are not limited to:
•maintaining open communications with the independent auditors, internal auditors or other personnel responsible for the internal audit function (if applicable), outside valuation experts, executive management, and the Board;

•obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•meeting separately, from time to time, with management, internal auditors or other personnel responsible for the internal audit function (if applicable), and the independent auditors to discuss matters warranting attention by the audit committee;

•regularly reporting committee actions to the Board and making recommendations as the audit committee deems appropriate;

•reviewing our risk management framework and major risk exposures;

•reviewing the financial results presented in all reports filed with the SEC;

•reviewing reports issued by regulatory examinations and consider the results of those reviews to determine if any findings could have a material effect on our financial statements or its internal controls and procedures;

•discussing the Company’s disclosure, oversight of and conformity with our Code, and matters that may have a material effect on our financial statements, operations, compliance policies, and programs;

•reviewing and reassessing the adequacy of the audit committee’s charter at least annually and recommending any changes to the full Board; and

•taking other actions required of the audit committee by law, applicable regulations, or as requested by the Board.

Our Board has adopted a written charter for the Audit Committee, which is available on our website at https://ir.alti-global.com under “Governance.” The information on our website is not intended to form a part of or be incorporated by reference into this Amendment.
ITEM 11. EXECUTIVE COMPENSATION

Introduction
As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for our executive officers who are our named executive officers (“Named Executive Officers” or “NEOs”), which consist of our Chief Executive Officer and our two other most highly compensated executive officers. For the fiscal year ended December 31, 2023, our Named Executive Officers are Michael Tiedemann, Stephen Yarad and Brooke Connell.
SUMMARY COMPENSATION TABLE
The following table summarizes the total compensation paid to or earned by each of our Named Executive Officers in fiscal year 2023.

Name and Principal Position	Year	Salary($)	Bonus($)(1)	Stock Awards($)(2)	All Other Compensation ($)(3)	Total($)
Michael Tiedemann, Chief Executive Officer	2023	600,000	-	333,379	16,500	949,879
	2022	600,000	457,000	193,000	12,500	1,262,500
Stephen Yarad, Chief Financial Officer(4)	2023	108,000	525,000	1,037,567	5,408	1,675,975
Brooke Connell, President, US Wealth Management(5)	2023	375,000	147,600	500,846	43,230(6)	1,066,676

(1)    The amounts in this column represent discretionary bonuses earned by our NEOs during the applicable fiscal year. Mr. Yarad’s bonus represents a guaranteed bonus for 2023 performance to be paid to him in 2024, in accordance with his offer letter.

(2)    The amounts in this column represent the aggregate grant date fair value of restricted stock units granted to each named executive officer pursuant to the 2023 Plan, computed in accordance with FASB Accounting Standards Codification Topic 718. Such grant date fair values do not take into account any estimated forfeitures. See our audited consolidated financial statements appearing in our 2023 Annual Report for assumptions underlying the valuation of equity awards. The amounts reported in this column reflect the accounting cost for these restricted stock units and do not correspond to the actual economic value that may be received by our NEOs upon the vesting of the restricted stock units or any sale of the underlying shares of common stock.
(3)    Unless otherwise provided, amounts reported for 2023 represent matching contributions contributed by the Company to each NEO’s account in the Company’s 401(k) plan. For Mr. Connell, the amounts reported reflect 401(k) matching contributions in the amount of $16,500 and $26,730 for the forgiveness of amounts owed by Mr. Connell to the Company prior to the closing of the Business Combination.
(4)    Mr. Yarad joined the Company on September 18, 2023 and his base salary was pro-rated, per the terms of his offer letter.
(5)    Mr. Connell was not an NEO for 2022.
(6)    In 2021, TWMH and Mr. Connell entered into an agreement whereby TWMH advanced funds to Mr. Connell to pay his estimated federal, state and local withholding taxes. In addition, in connection with the Business Combination, as of the end of 2022 and 2023, TWMH owed Mr. Connell distributions in the amount of approximately $110,000. In 2023, in accordance with the terms of the agreement, the Company forgave $26,730 in principal owed by Mr. Connell. The remainder of the outstanding principal was offset by amounts owed Mr. Connell.
Employment Agreements
Tiedemann Employment Agreement. Effective upon the closing of the Business Combination, the Company, TIG Advisors, and Mr. Tiedemann entered into an amended and restated executive employment and restrictive covenant agreement (the “Tiedemann Employment Agreement”) pursuant to which Mr. Tiedemann agreed to serve in the capacity of Chief Executive Officer of the Company, TIG Advisors and any of the other Company Entities (as defined in the Tiedemann Employment Agreement) designated by the Company for an initial term of five years from the Closing Date. For his services, Mr. Tiedemann is (a) paid a base salary of $600,000 per annum, (b) eligible to receive a bonus with respect to each fiscal year during the Employment Term (as defined in the Tiedemann Employment Agreement) under our annual incentive compensation plan, program and/or arrangements applicable to senior-level executives as established and modified from time to time by the compensation committee; provided, however, that in no event shall the target bonus in any fiscal year be less than the 50th percentile of annual bonuses, determined based on the Benchmarking Methodology (as defined below), and (c) entitled to an equity grant with respect to each fiscal year (including any partial year in which the Tiedemann Employment Agreement becomes effective) under any equity and/or equity-based compensation plan(s) adopted and maintained by the Company or TIG Advisors from time to time (if any) for the benefit of select employees of the Company Entities (which any Equity Awards (as defined in the Tiedemann Employment Agreement) granted to Mr. Tiedemann under the Executive Incentive Plan (as defined in the Tiedemann Employment Agreement), and the terms and conditions thereof, shall be determined by the compensation committee; provided, however, that in no event shall the terms and conditions thereof be any less favorable to Mr. Tiedemann than any other senior executive participating in an Executive Incentive Plan, and further provided that the value and vesting term for each Equity Award will not be less than the 50th percentile of incentive equity grants, determined based on the Benchmarking Methodology). The Base Compensation (as defined in the Tiedemann Employment Agreement) will be subject to annual review for increase, but not decrease, by the Board; provided, however, that such review may be delegated to the compensation committee. The “Benchmarking Methodology” is defined as: the results of a benchmarking study of executives of similar title and role to Executive at comparable public companies, based on a peer group of executives and companies to be agreed upon in advance in writing by the Company and Mr. Tiedemann, with such benchmarking study prepared by an independent third-party consulting firm that selected by the compensation committee after consultation with Mr. Tiedemann and engaged at our expense. Mr. Tiedemann’s employment and Employment Term (as defined in the Tiedemann Employment Agreement) will terminate upon the earliest to occur of the following: (a) the date of Mr. Tiedemann’s death; (b) a termination of Mr. Tiedemann’s employment by TIG Advisors due to Mr. Tiedemann’s Disability (as defined in the Tiedemann Employment Agreement); (c) Mr. Tiedemann’s resignation without Good Reason (as defined below); (d) a termination of Mr. Tiedemann’s employment by TIG Advisors for Cause; (e) a termination of Mr. Tiedemann’s employment by TIG Advisors without Cause; (f) the resignation of Mr. Tiedemann for Good Reason; or (g) the conclusion of the Employment Term in the event of non-renewal. Notwithstanding the foregoing, prior to the third anniversary of the Closing Date, TIG Advisors will not be entitled to terminate Mr. Tiedemann’s employment without Cause unless the determination to do so is made by a unanimous vote of the Board (after Mr. Tiedemann has been given the opportunity to make a presentation to the Board in opposition to such determination, if he so desires), excluding Mr. Tiedemann and any members who affirmatively indicate, in writing, that they are abstaining or recusing themselves from voting and provided that following any such abstentions or recusals, a quorum exists as under the applicable corporate documents (such determination, an “Early TWOC”). None of TIG Advisors, Mr. Tiedemann, or any Board member will take any undue action (including but not limited to the use of financial incentives or disincentives) to encourage or induce any Board member to vote, abstain, or recuse themselves from voting on an Early TWOC. (x) “Good Reason” is defined as the occurrence of any of the following events without Mr. Tiedemann’s consent: (a) a material reduction in Mr. Tiedemann’s Base Compensation; (b) a material diminution in Mr. Tiedemann’s duties, authority or responsibilities, or a change in Mr. Tiedemann’s title or reporting line; (c) a relocation of more than 30 miles from Mr. Tiedemann’s primary place of employment in New York, NY; or (d) the material breach of the Tiedemann Employment Agreement by the Company or TIG Advisors and (y) “Cause” is defined as: (a) a conviction of Mr. Tiedemann to a felony or other crime involving moral turpitude; (b) gross negligence or willful misconduct by Mr. Tiedemann resulting in material economic harm to the Company and/or the Company Entities, taken as a whole; (c) a willful and continued failure by Mr. Tiedemann to carry out the reasonable and lawful directions of the Board issued in accordance with the Company’s or TIG Advisors’ Certificate of Formation, Certificate of Incorporation or other governing documents; (d) Mr. Tiedemann engaging in (A) fraud, (B) embezzlement, (C) theft or (D) knowing and material dishonesty resulting in material economic harm to the Company or any of the Company Entities. For the avoidance of doubt, subpart (C) of the preceding sentence is not intended to include any de minimis, incidental conduct by Mr. Tiedemann (e.g., taking office supplies home, etc.) or inadvertent actions such as accidental personal use of a Company credit card or accidental errors in mileage reimbursement or other accidental or inadvertent actions that are not materially injurious to the Company or any of the Company Entities; (e) a willful or material violation by Mr. Tiedemann of a material policy or procedure of the Company or any of the Company Entities; or (f) a willful material breach by Mr. Tiedemann of the Tiedemann Employment Agreement.
If Mr. Tiedemann’s employment ends for any reason, Mr. Tiedemann will be entitled to the following: (a) any earned but unpaid Base Compensation through the Termination Date (as defined in the Tiedemann Employment Agreement); (b) reimbursement for any unreimbursed business expenses incurred through the Termination Date; (c) any accrued but unused PTO (as defined in the Tiedemann Employment Agreement) in accordance with Cartesian policy; and (d) any other accrued and vested payments (measured as of the Termination Date), benefits or fringe benefits to which Mr. Tiedemann may be entitled under the terms of any applicable compensation arrangement, benefit or fringe benefit plan or program, including, without limitation, any earned yet unpaid bonuses or other incentive compensation relating to completed fiscal years prior to the Termination Date (collectively, the “Accrued Amounts”).
If Mr. Tiedemann’s employment is terminated by the Company without Cause or by Mr. Tiedemann with Good Reason, in addition to the Accrued Amounts, Tiedemann will be entitled to the following continued compensation (the “Continued Compensation”): (a) continuation of Mr. Tiedemann’s then Base Compensation for the longer period of (i) the remaining duration of the Initial Term (as defined in the Tiedemann Employment Agreement) as of the Termination Date or (ii) 12 months (such longer period, the “Severance Period”), payable as and when those amounts would have been payable had the Employment Term not ended; (b) for each fiscal year (including any partial fiscal years) during the Severance Period, an amount equal to the Bonus payable for the fiscal year ending immediately prior to the Termination Date, payable in monthly installments over the Severance Period; (c) immediate vesting of all Equity Awards previously granted to Tiedemann; and (d) continuation of the health benefits provided to Mr. Tiedemann and his covered dependents, pursuant to COBRA, at our sole cost, for a period of 18 months.
If Mr. Tiedemann’s employment terminates as a result of Mr. Tiedemann’s death or Disability (as defined in the Tiedemann Employment Agreement), in addition to the Accrued Amounts, Mr. Tiedemann will be entitled to a (a) continuation of Mr. Tiedemann’s then Base Compensation for 12 months, payable as and when those amounts would have been payable had the Employment Term not ended; (b) an amount equal to the Bonus payable for the fiscal year ending immediately prior to the Termination Date, payable in monthly installments over 12 months; and (c) continuation of the health benefits provided to Mr. Tiedemann and his covered dependents, pursuant to COBRA, at our sole cost, for a period of 12 months.
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
The Tiedemann Employment Agreement also includes certain restrictive covenants for Mr. Tiedemann, including a customary (a) 12-month non-compete (provided that if Mr. Tiedemann’s employment is terminated (i) without Cause prior to the third anniversary of the Closing Date, the non-compete will end six months following the Termination Date or (ii) as a result of non-renewal of the Tiedemann Employment Agreement, there will be no non-compete) (the “Restricted Period”), (b) non-interference and non-solicitation of our employees and clients (and prospective clients) during Mr. Tiedemann’s employment and the Restricted Period, and confidentiality, company work product and intellectual property, cooperation and non-disparagement provisions. In addition, Mr. Tiedemann has agreed that the Company currently owns the rights to, uses, and may at its option continue to use, “Tiedemann” as a trade name and/or as trademark or service mark (or portion thereof) (the “Tiedemann Marks”) and Mr. Tiedemann has agreed not to challenge the validity or enforceability of the Tiedemann Marks and, until such time as we (or, if the Tiedemann Marks are assigned along with substantially all the assets of our business, our successors or assigns) cease to use the Tiedemann Marks, will not market, promote, distribute, or sell (or authorize others to market, promote, distribute or sell) to any third party, any private wealth or asset management services under the “Tiedemann” name or utilizing trademarks that are the same or similar to the Tiedemann Marks. Subject to the foregoing, nothing contained in the Tiedemann Employment Agreement will prohibit, limit or otherwise impair Tiedemann in using the “Tiedemann” name with respect to any activities following Tiedemann’s employment with the Company.
Yarad Offer Letter. In connection with his appointment, the Company entered into a letter agreement with Mr. Yarad on September 5, 2023, setting forth the initial terms of his employment and compensation (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Yarad will receive (i) an initial base salary of $375,000 per year, (ii) a guaranteed cash bonus of $525,000, to be paid on the date in 2024 on which annual discretionary cash bonuses for the year ended 2023 are granted to employees of the Company, and (iii) $280,000 in equity, to be granted on the date in 2024 under the 2023 Plan.
The Offer Letter also provides for a grant of up to $880,000 in restricted stock units under the 2023 Plan to compensate Mr. Yarad for the cancelation of, or ineligibility to receive, certain equity awards granted to Mr. Yarad by his former employer.

Connell Employment Agreement. Mr. Connell has not entered into any employment agreement and/or offer letter with the Company. However, Mr. Connell receives an annual base salary of $375,000 per year and is eligible to earn an annual discretionary bonus.
Equity Awards
The following table sets forth information with respect to the named executive officers unvested stock awards as of December 31, 2023.
Outstanding Equity Awards at 2023 Fiscal Year End

	Stock Awards(1)
Name	Number of shares or units of stock that have not vested (#)(2)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)
Michael Tiedemann	5,006	43,853	5,006
	23,004	201,515	-
	48,629	425,990	-
Stephen Yarad	118,987	1,042,326	-
Brooke Connell	5,006	43,853	-
	19,785	173,317	-
	90,346	791,431	-

(1)    Represents unvested time-based restricted stock units (“RSUs”) as of December 31, 2023 granted under the 2023 Plan.
(2)    The RSUs vest in three equal annual installments starting on February 15, 2024, subject to continued service through each applicable vesting date.
(3)    Based on the closing price of our common stock on December 29, 2023, which was $8.76.

Director Compensation
Our director compensation philosophy is to provide competitive, fair and reasonable compensation to non-employee directors in order to attract the expertise and leadership necessary to provide strong corporate governance and maximize long-term stockholder value. Further, we believe director compensation should be aligned with the long-term interests of stockholders by creating and encouraging stock ownership.
Our Human Capital and Compensation Committee (the “Compensation Committee”) reviews director compensation annually to ensure that it is appropriate, competitive and effective. This process focuses on pay elements; compensation levels and mix; board and committee expertise, structure and roles; and best practices of comparable companies in our industry.
Cash Compensation Paid to Board Members
Board service has evolved in recent years due to technological advances, ever-increasing expectations for responsiveness, and increasing corporate governance requirements. Directors receive a retainer fee for board service, as well as a retainer fee for each committee on which the director serves. Directors do not receive additional remuneration for meeting attendance. We believe that the retainer-only approach better reflects the ‘on call’ nature of board service.
Employee directors receive no additional compensation for Board service. The following chart outlines current non-employee director cash compensation based on role.

	Retainer ($)
	Chair	Member
Board Service	$40,000	$100,000
Committee Service
Audit Committee	$20,000	$10,000
Compensation Committee	$10,000	$5,000
ESG&N Committee	$10,000	$5,000

Equity Compensation Paid to Board Members
In order to align Board interests with stockholders, non-employee directors typically receive an annual grant of restricted stock under the 2023 Plan with a value of approximately $110,000. All director equity grants vest at the earliest of (i) the business day immediately prior to the next annual meeting or (ii) June 30th of the year following the grant date.
The following table presents the total compensation for each person who served as a non-employee member of our Board during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more above, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board during the fiscal year ended December 31, 2023. We reimburse non-employee members of our Board for reasonable travel and out-of-pocket expenses incurred in attending meetings of our Board and committees of our Board. Mr. Tiedemann, who is our Chief Executive Officer, Ms. Curtin, who is our Chief Investment Officer, and Mr. Maliagros, our Head of Alternatives did not receive any additional compensation for their service as directors. The compensation received by Mr. Tiedeman, as an NEO of the Company, is presented in the “2023 Summary Compensation Table” above.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	All Other Compensation ($)	Total($)
Ali Bouzarif(2)	100,000	164,672	-	264,672
Norma Corio(3)	60,000	-	-	60,000
Mark Furlong(4)	62,500	-	-	62,500
Kevin T. Kabat(5)	75,000	-	-	75,000
Timothy Keaney(6)	140,000	164,672	-	304,672
Judy Lee(7)	117,500	164,672	-	282,172
Hazel McNeilage(8)	60,000	-	-	60,000
Tracey Brophy Warson(9)	115,000	164,672	-	279,672
Peter Yu(10)	115,000	164,672	-	279,672

(1)    The amounts in this column represent the aggregate grant date fair value of restricted stock units granted to each non-employee director, computed in accordance with FASB Accounting Standards Codification Topic 718. Such grant date fair values do not take into account any estimated forfeitures. See our audited consolidated financial statements appearing in our 2023 Annual Report for assumptions underlying the valuation of equity awards. The amounts reported in this column reflect the accounting cost for these restricted stock units and do not correspond to the actual economic value that may be received by our non-employee directors upon the vesting of restricted stock units or any sale of the underlying shares of common stock.
(2)    As of December 31, 2023, Mr. Bouzarif held 13,111 restricted stock units.
(3)    Ms. Corio joined the Board on June 29, 2023. As of December 31, 2023, Ms. Corio did not hold any equity awards.
(4)    Mr. Furlong joined the Board on September 1, 2023. As of December 31, 2023, Mr. Furlong did not hold any equity awards.
(5)    Mr. Kabat retired from the Board effective as of August 31, 2023. As of December 31, 2023, Mr. Kabat did not hold any equity awards.
(6)    As of December 31, 2023, Mr. Keaney held 13,111 restricted stock units.
(7)    As of December 31, 2023, Ms. Lee held 13,111 restricted stock units.
(8)    On March 23, 2023, Ms. McNeilage notified the Company of her intention not to stand for re-election at the 2023 annual meeting of stockholders. As of December 31, 2023, Ms. McNeilage did not hold any equity awards.
(9)    As of December 31, 2023, Ms. Warson held 13,111 restricted stock units.
(10)    As of December 31, 2023, Mr. Yu held 13,111 restricted stock units.
Compensation-Related Risk Assessment
Our Compensation Committee assesses and monitors whether any of our compensation policies and programs are reasonably likely to have a material adverse effect on our Company. The compensation committee and management do not believe that the Company presently maintains compensation policies or practices that are reasonably likely to have a material adverse effect on the Company’s risk management or create incentives that could lead to excessive or inappropriate risk taking by employees. In reaching this conclusion, the Compensation Committee considered all components of our compensation program and assessed any associated risks. The Compensation Committee also considered the various strategies and measures employed by the Company that mitigate such risk, including: (i) the overall balance achieved through our use of a mix of cash and equity, annual and long-term incentives and time-and performance-based compensation; (ii) our use of multi-year vesting periods for equity grants; and (iii) the oversight exercised by the compensation committee over the performance metrics and results under the 2023 Plan.

Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2023, the members of the Compensation Committee were Ms. Corio, Ms. Brophy Warson, Mr. Furlong, and Ms. Lee, each of whom are independent directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. No member of the Compensation Committee has formerly been an officer of the Company. No interlocking relationship exists between any member of the Board or compensation committee (or other committee performing equivalent functions) and any executive, member of our Board or member of the compensation committee (or other committee performing equivalent functions) of any other company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information as of December 31, 2023 with respect to compensation plans under which any of our equity securities are authorized for issuance. This table includes information as of December 31, 2023 with respect to our equity securities under the AlTi Global, Inc. 2023 Stock Incentive Plan (the “2023 Plan”), which was approved by our stockholders in connection with the Business Combination and is our only equity compensation plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholder	—	$ —	7,192,935
Equity compensation plans not approved by securityholders	—	$ —	—
Total	—	$ —	7,192,935

Stock Ownership
The following table sets forth beneficial ownership of Common Stock (as defined below) as of March 26, 2024 by:
•each person who is known to be the beneficial owner of more than 5% of shares of Common Stock;

•each of the Company’s current named executive officers, directors and director nominees; and

•all current executive officers, directors and director nominees of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options that are currently exercisable or exercisable within 60 days.
Percentage ownership of our voting securities is based on 119,329,606 shares of Common Stock issued and outstanding on March 26, 2024, consisting of 71,064,411 shares of Class A Common Stock and 48,265,195 shares of Class B Common Stock, par value $0.0001 per share of the Company (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”).
Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned (2)		% of Ownership
Name of Beneficial Owner(1)	Shares	Percentage	Shares	Percentage
Five Percent Holders
Pangaea Three-B, LP(3)	6,517,759	9.2%	—	—	5.5%
IlWaddi Holdings(4)	17,893,265	25.2%	—	—	15.0%
Global Goldfield Limited(5)	10,426,163	14.7%	—	—	8.7%
Drew Figdor	1,008,027	1.4%	7,867,856	16.3%	7.4%
Directors, Director Nominees and Named Executive Officers
Michael Tiedemann(6)	432,369	*	9,780,041	20.3%	8.6%
Stephen Yarad	18,953	*	—	—	*
Kevin Moran	195,775	*	695,759	1.4%	*
Colleen Graham	11,157	*	—	—	*
Spiros Maliagros (7)	523,285	*	3,411,306	7.1%	3.3%
Robert Weeber (8)	466,647	*	616,024	1.3%	*
Brooke Connell	205,772	*	765,879	1.6%	*
Nancy Curtin	20,939	*	—	—	*
Peter Yu(9)	6,530,870	9.2%	—	—	5.5%
Craig Smith	142,362	*	2,072,165	4.3%	1.9%
Ali Bouzarif(10)	761,409	1.1%	—	—	*
Timothy Keaney	13,111	*	—	—	*
Judy Lee	13,111	*	—	—	*
Tracey Brophy Warson	13,111	*	—	—	*
Mark Furlong	—	—	—	—	—
Norma Corio	—	—	—	—	—
All directors, director nominees and executive officers as a group (16 individuals)	9,348,871	13.2%	17,341,174	35.9%	22.4%

*Indicates beneficial ownership of less than 1%.
1)    Unless otherwise noted, the business address of each of the entities or individuals is 520 Madison Avenue, 26th Floor, New York, NY 10022.
2)    Each Class B Unit (a “Class B Unit”) of Umbrella is paired with a share of Class B Common Stock (collectively, the “Paired Interests”). Pursuant to the Umbrella LLC Agreement, a Paired Interest may be exchanged at designated times for a share of Class A Common Stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As the holder exchanges the Paired Interests pursuant to the Umbrella LLC Agreement, the shares of Class B Common Stock included in the Paired Interests will automatically be canceled and the Class B Common Units included in the Paired Interests shall be automatically transferred to us and converted into and become an equal number of Class A Common Units in Umbrella.
3)    Consists of (i) 3,533,605 shares of Class A Common Stock held by the Sponsor, and (ii) 2,984,154 shares of Class A Common Stock held by Pangaea Three-B, LP (“Pangaea”), the sole member of the Sponsor. Pangaea is the sole member of the Sponsor, and both the Sponsor and Pangaea are controlled by Peter Yu. Consequently, each of Pangaea and Mr. Yu may be deemed to share voting and dispositive control over the securities held by the Sponsor and thus to share beneficial ownership of such securities, and Mr. Yu may be deemed to share voting and dispositive control over the securities held by the Sponsor and Pangaea and thus to share beneficial ownership of such securities. Mr. Yu disclaims beneficial ownership of the securities held by the Sponsor and Pangaea, except to the extent of his pecuniary interest therein. The business address of Pangaea is 505 Fifth Avenue, 15th Floor, New York, NY 10017.
4)    Consists of (i) 17,893,265 shares of Class A Common Stock held directly by IlWaddi Holdings (“IlWaddi”). H.E. Sheikh Jassim Abdulaziz J.H. Al-Thani is the sole owner of IlWaddi. Accordingly, Mr. Al-Thani may be deemed to have beneficial ownership of the shares held directly by ilWaddi. The business address of IlWaddi and Mr. Al-Thani is c/o Geller Advisors, 909 Third Avenue, New York, NY 10022.

5)    Consists of (i) 10,426,163 shares of Class A Common Stock held directly by Global Goldfield Limited (“GGL”). The sole owner of GGL is Jaywell Limited (“Jaywell”). The sole owner of Jaywell is Avanda Investments Limited (“Avanda”). The sole owner of Avanda is Peterson Alpha (PTC) Limited (“Peterson”). The sole owner of Peterson is Sai Hong Yeung. Accordingly, each of Jaywell, Avanda, Peterson and Mr. Yeung may be deemed to have beneficial ownership of the shares held directly by GGL. The business address of GGL, Jaywell, Avanda, Peterson and Mr. Yeung is 22/F South China Building, 1-3 Wyndham Street, Central, Hong Kong.
6)    Consists of (i) 309,146 shares of Class A Common Stock and 4,915,196 shares of Class B Common Stock held by Mr. Tiedemann, (ii) 63,326 shares of Class A Common Stock and 2,500,103 shares of Class B Common Stock held by the Michael Glenn Tiedemann 2012 Delaware Trust (“MGT 2012 DE Trust”) over which shares Mr. Tiedemann has investment discretion, (iii) 16,979 shares of Class A Common Stock and 670,334 shares of Class B Common Stock held by the CHT Family Trust Article 3rd fbo Michael G. Tiedemann (“CHT Fam Tst Ar 3rd fbo MGT”) over which shares Mr. Tiedemann has investment discretion and (iv) 42,918 shares of Class A Common Stock and 1,694,408 shares of Class B Common Stock held by Chauncey Close, LLC, over which shares Mr. Tiedemann may be deemed to have beneficial ownership by virtue of being the managing member of Chauncey Close, LLC. Mr. Tiedemann disclaims beneficial ownership of the shares of Class B Common Stock held by the MGT 2012 DE Trust, the CHT Fam Tst Ar 3rd fbo MGT and Chauncey Close, LLC, except to the extent of any pecuniary interest he may have therein. The principal business address of MGT 2012 DE Trust is c/o Tiedemann Trust Company, 200 Bellevue Parkway, Suite 525, Wilmington, DE 19809.
7)    Consists of (i) 523,285 shares of Class A Common Stock and (ii) 3,411,306 shares of Class B Common Stock held by Mr. Maliagros. Does not include any shares held by Chauncey Close, LLC, in which Mr. Maliagros has a pecuniary interest. Mr. Maliagros disclaims beneficial ownership of the shares of Class B Common Stock held by Chauncey Close, LLC, except to the extent of any pecuniary interest he may have therein.
8)    Consists of (i) 466,647 shares of Class A Common Stock held by Mr. Weeber and (ii) 17,730 shares of Class A Common Stock and 616,024 shares of Class B Common Stock held by Swartberg Holding 1 AG (“Swartberg”). Swartberg is controlled by Mr. Weeber. Consequently, Mr. Weeber may be deemed to share voting and dispositive control over the securities held by Swartberg and thus to share beneficial ownership of such securities. Mr. Weeber disclaims beneficial ownership of the securities held by, except to the extent of his pecuniary interest therein. The business address of both Swartberg is Bahnhofstrasse 11 ZUG 6300, SZ.
9)    Consists of (i) 13,111 shares of Class A Common Stock held by Mr. Yu, (ii) 3,533,605 shares of Class A Common Stock held by the Sponsor, and (iii) 374,429 shares of Class A Common Stock held by Pangaea, the sole member of the Sponsor. Pangaea is the sole member of the Sponsor, and both the Sponsor and Pangaea are controlled by Peter Yu. Consequently, each of Pangaea and Mr. Yu may be deemed to share voting and dispositive control over the securities held by the Sponsor and thus to share beneficial ownership of such securities, and Mr. Yu may be deemed to share voting and dispositive control over the securities held by the Sponsor and Pangaea and thus to share beneficial ownership of such securities. Mr. Yu disclaims beneficial ownership of the securities held by the Sponsor and Pangaea, except to the extent of his pecuniary interest therein. The business address of the Sponsor is 505 Fifth Avenue, 15th Floor, New York, NY 10017.
10)    Consists of (i) 13,111 shares of Class A Common Stock held by Mr. Bouzarif and (ii) 748,298 shares of Class A Common Stock held by MERCYAH B.V. (“Mercyah”). Mercyah is controlled by Mr. Bouzarif. Consequently, Mr. Bouzarif may be deemed to share voting and dispositive control over the securities held by Mercyah and thus to share beneficial ownership of such securities. Mr. Bouzarif disclaims beneficial ownership of the securities held by Mercyah, except to the extent of his pecuniary interest therein. The business address of both Mercyah is Brugsesteenweg (Kor) No.44 Kortnijk, Belgium.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions
As used in this Amendment, the term “Business Combination” refers to the business combination consummated on January 3, 2023 pursuant to the terms of the Amended and Restated Business Combination Agreement, dated as of October 25, 2022 (as amended, supplemented, or otherwise modified from time to time, the “Business Combination

Agreement”), by and among Cartesian, Rook MS LLC (“Umbrella Merger Sub”), TWMH, TIG Trinity GP, LLC (“TIG GP”), TIG Trinity Management, LLC, (“TIG MGMT” and, together with TIG GP, the “TIG Entities”), Alvarium and Alvarium Tiedemann Capital, LLC (“Umbrella”).
Investor Rights Agreements. Concurrently with the consummation of the Business Combination Agreement (the “Closing” and, the date on which such Closing occurred, the “Closing Date”), we entered into an investor rights agreement with IlWaddi Holdings (“IlWaddi”), pursuant to which, among other things, IlWaddi will have the right to designate one nominee to the Board (the “Shareholder Designee”), and any committee of the Board will include the Shareholder Designee as a member or, if the Shareholder Designee does not meet applicable independence requirements to serve on any of our audit, compensation or ESG&N Committees, the Shareholder Designee will have the right to participate in such committee meetings as an observer (the “Shareholder IRA”). Ali Bouzarif is currently the Shareholder Designee. In addition, at the Closing, we entered into separate investor rights agreements with certain Voting Parties (as defined therein and which includes CGC Sponsor LLC (the “Sponsor”) and Michael Tiedemann) pursuant to which, among other things, the Voting Party will agree to vote in favor of the election or re-election of the Shareholder Designee as a director (each, a “Voting IRA” and, collectively with the Shareholder IRA, the “Investor Rights Agreements”).
Constellation Investor Rights Agreement. Concurrently with the Company’s execution of the Allianz Investment Agreement, the Company entered into an Investment Agreement (the “Constellation Investment Agreement”) with CWC AlTi Investor LLC (“Constellation”), whereby, through a private placement of the Company’s securities, subject to the terms and conditions of the Constellation Investment Agreement, at the initial closing (the “Constellation Initial Closing”): (i) Constellation will purchase 115,000 shares of a newly created class of preferred stock designated Series C Cumulative Convertible Preferred Stock, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), representing an initial investment equal to $115 million, and (ii) the Company will issue to Constellation warrants to purchase 1,533,333 shares of Class A Common Stock (collectively, the “Initial Constellation Transaction”).
The Constellation Initial Closing occurred on March 27, 2024.
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
The Series C Preferred Stock will rank senior to all company securities other than the Series A Preferred Stock (as defined below), to which it will be pari passu. Each share of Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year (the “Series C Dividend Rate”), subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination, the “Accumulated Stated Value”). Dividends will be paid (at the option of the Company) as a payment in kind increase in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock.
Constellation will be entitled to vote its Series C Preferred Stock on an as-converted basis with holders of outstanding shares of Class A Common Stock and Class B Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration, subject to a 7.5% voting cap as specified in the Series C Certificate of Designations and except as otherwise provided by law.
In connection with the Constellation Initial Closing, we entered into an investor rights agreement with Constellation (the “Constellation Investor Rights Agreement”), pursuant to which, among other things, subject to Constellation’s continued beneficial ownership of at least 50% of the Series C Preferred Stock purchased pursuant to the Constellation Investment Agreement, Constellation has the right to designate a non-voting observer to the Board (the “Constellation Observer”) to attend all meetings of the Board, subject to certain limitations. On March 27, 2024 , we entered into a Board Observer Agreement with Karl Heckenberg, pursuant to which Mr. Heckenberg will serve as Constellation’s non-voting observer on our Board.

Umbrella LLC Agreement. Following the effective time of the Umbrella Merger Sub merging with and into Umbrella (the entity housing our “Up-C” structure), with Umbrella surviving such merger as a direct subsidiary of the Company, Umbrella adopted the Amended and Restated Limited Liability Company Agreement of Umbrella (as the same has been or may be amended, modified, supplemented or waived from time to time, the “Umbrella LLC Agreement”) in the form attached as an exhibit to the Business Combination Agreement. We are the sole manager of Umbrella. Certain of our directors and officers are members of Umbrella.
Provisions in the Umbrella LLC Agreement are intended to ensure that the total number of Umbrella’s Class A Common Units (as defined in the Umbrella LLC Agreement) outstanding is always equal to the total number of outstanding shares of Class A Common Stock. The shares of Class B Common Stock (which is solely voting stock with no economic rights) will be “paired” to Class B common units of Umbrella (“Umbrella Class B Common Units”), which are economic units pursuant to which the holders of Class B Common Units effectively receive the economics they would have received had they instead held Class A Common Stock, with the holders of Umbrella Class B Common Units holding one share of Class B Common Stock for each Umbrella Class B Common Unit held.
The Umbrella LLC Agreement provides that transfers of the Umbrella Class B Common Units may not be made without the Manager’s consent except in the case of certain permitted transfers. The Umbrella LLC Agreement also provides for terms and conditions upon which holders of Umbrella Common Units can exchange one Umbrella Class B Common Unit and one share of Class B Common Stock (collectively, a “Paired Interest”) for, at our option, either (i) a number of shares of Class A Common Stock equal to the Exchange Rate (as defined in the Umbrella LLC Agreement) or (ii) cash in an amount based upon the sale price of Class A Common Stock in a private sale or the price to the public.
In connection with the Constellation Initial Closing, we plan to amend and restate the Umbrella LLC Agreement to incorporate preferred interests in Umbrella that will mirror the preferred stock issued to Constellation.
Tax Receivable Agreement. We will make an election under Section 754 of the Internal Revenue Code for the taxable year of 2023, in which the Business Combination occurs, and such election will remain in effect for any future taxable year in which an exchange of Paired Interests occurs. Such election is expected to result in increases to our allocable share of the tax basis of the assets of Umbrella at the time of the Business Combination transactions and any future Unit Exchange. Such increases in our allocable share of Umbrella’s tax basis in its assets may reduce the amount of tax that we would otherwise be required to pay in the future. Such increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
At the Closing, we entered into a Tax Receivable Agreement with members of TWMH, members of TIG GP and members of TIG MGMT (including certain of our directors and officers) (collectively, the “TRA Recipients”) that provides for the payment by us to the TRA Recipients of 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local and foreign income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us or a change in control, as discussed below) as a result of the increases in tax basis and certain other tax benefits related to our entering into the Tax Receivable Agreement, dated as of January 3, 2023 (the “Tax Receivable Agreement”). This payment obligation is our obligation and not the obligation of Umbrella. We will benefit from the remaining 15% of cash tax savings, if any, that we realize as a result of such tax attributes. For purposes of the Tax Receivable Agreement, the cash tax savings will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of our assets as a result of the Business Combination or the Unit Exchanges and had we not entered into the Tax Receivable Agreement.
The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement for an amount based on the present value of the agreed payments remaining to be made under the Tax Receivable Agreement (as described in more detail below), there is a change of control (as described in more detail below), or we breach any of our material obligations under the Tax Receivable Agreement, in which case all obligations will generally be accelerated and due as if we had exercised our right to terminate the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation depends on a variety of factors. The actual increase in tax basis of the assets of Umbrella, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:
•the timing of Unit Exchanges and the price of our Class A Common Stock at the time of such Unit Exchanges - the increase in any tax deductions, as well as the tax basis increase in other assets or other tax attributes, is proportional to the price of our Class A Common Stock at the time of the Unit Exchange;

•the extent to which such Unit Exchanges are taxable - if an exchange is not taxable for any reason, an increase in the tax basis of the assets of Umbrella (and thus increased deductions) may not be available as a result of such Unit Exchange; and
•the amount and timing of our income - we will be required to pay 85% of the cash tax savings, if any, as and when realized.
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
In addition, the Tax Receivable Agreement provides that upon a change of control, our obligations under the Tax Receivable Agreement would be accelerated as if we had exercised our early termination right based on certain assumptions (as described below), including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement.
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

Alvarium Exchange Agreement. Concurrently with the execution of the Business Combination Agreement, we, Alvarium and the shareholders of Alvarium (the “Alvarium Shareholders”) entered into the Alvarium Exchange Agreement, dated as of September 19, 2021 (the “Alvarium Exchange Agreement”), pursuant to which, at the Closing, the Alvarium Shareholders exchanged their ordinary shares of an Isle of Man entity which was established by Alvarium and owned by the Alvarium Shareholders (“Alvarium Topco”) and Class A Shares of Alvarium Topco for that number and type of Class A Common Stock as is equal to each Alvarium Shareholders’ portion of the Alvarium Shareholders Share Consideration (as defined in the Business Combination Agreement) as determined in accordance with the Business Combination Agreement.
Subscription Agreements. Concurrently with the execution of the Business Combination Agreement, we entered into Subscription Agreements, dated as of September 19, 2021 (as amended, the “Subscription Agreements”), with subscribers desiring to purchase Class A Common Stock at the Closing (the “PIPE Investors”), pursuant to which, on the terms and subject to the conditions therein, the PIPE Investors collectively subscribed for 16,936,715 shares (“PIPE Shares”) at a purchase price of $9.80 per share, for an aggregate purchase price equal to $164,999,807 (such transactions, collectively the “Private Placement”). The Private Placement was consummated substantially concurrently with the closing of the Business Combination. Upon the closing of the Private Placement, we simultaneously (i) canceled 2,118,569 SPAC Class A Ordinary Shares (as defined in the Business Combination Agreement) held by Sponsor, which number was equal to the number of SPAC Class B Ordinary Shares (as defined in the Business Combination Agreement) held by the Sponsor which were subject to forfeiture pursuant to the Sponsor Support Agreement, dated as of September 19, 2021, by and between the Company, TWMH, TIG GP, TIG MGMT and Alvarium (as amended, the “Sponsor Support Agreement”) and (ii) issued to the PIPE Investors the shares of Class A Common Stock in an amount of shares equal to the number of PIPE Shares, divided by the sum of the number of the non-redeemed SPAC Class A Ordinary Shares and the number of PIPE Shares, on a pro-rata basis based on the number of PIPE Shares held by such PIPE Investors.
IlWaddi (a greater than 5% beneficial owner of the Company’s voting securities) was issued 5,834,697 shares of Class A Common Stock in connection with the Private Placement. Sponsor was issued 2,861 shares of Class A Common Stock in connection with the Private Placement.
Registration Rights and Lock-Up Agreement. On the Closing Date, we, certain of our stockholders (including the Sponsor), the Alvarium Shareholders, members of TWMH, members of TIG GP and members of TIG MGMT (such stockholders and members, the “Holders”) entered into the Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”), pursuant to which, among other things, we were obligated to file a registration statement to register the resale of certain of our securities held by the Holders (including any outstanding Common Stock and any other equity security (including the Private Placement Warrants (as defined below) and Common Stock issued or issuable upon the exercise or conversion of any other such equity security) held by a Holder immediately following the Closing (including any securities distributable pursuant to the Business Combination Agreement and any PIPE Shares) and any Common Stock or any other equity security issued or issuable, including in exchange for Umbrella Class B Common Units pursuant to the terms and subject to the conditions of the Umbrella LLC Agreement). The Registration Rights and Lock-Up Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.
Subject to certain customary exceptions, the Registration Rights and Lock-Up Agreement further provides for the Common Stock and any other equity securities convertible into or exercisable or exchangeable for Common Stock (“Lock-Up Shares”) held by the Holders to be locked-up for a period of time, as follows:
In relation to the private placement warrants issued by Cartesian (the “SPAC Private Placement Warrants”), except those held by specified individuals referred herein as the “Director Holders”: one-third of the SPAC Private Placement Warrants were locked-up during the period beginning on the Closing Date and ending on the date that is two years after the Closing Date; one-third of the SPAC Private Placement Warrants were locked-up during the period beginning on the Closing Date and ending on the date that is three years after the Closing Date; and one-third of the SPAC Private Placement Warrants were not locked-up;
The SPAC Class B Ordinary Shares held by the Director Holders and the Common Stock received in exchange for such SPAC Class B Ordinary Shares (the “Director Shares”) and (y) 50% of the shares of Common Stock, or Class B Units that are exchangeable into Common Stock pursuant to the Umbrella LLC Agreement, held by the Inactive Target Holders (as designated therein) (the “Inactive Target Holder Shares” and, together with the Director Shares, the “Director/Inactive Target Holder Shares”) were locked-up during the period beginning on the Closing Date and ending on the date that is one year after the Closing Date;

The Option Shares (as defined in the Option Agreements, dated September 19, 2021, by and between the Company and the PIPE Investors, as amended on October 25, 2022) (the “Sponsor-Sourced Option Shares”) were locked-up for the period beginning on the Closing Date and ending on the earlier to occur of (x) one year after the date of the Closing Date or (y) such time, at least 150 days after the Closing Date, that the closing price of Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-day trading period;
In relation to the Lock-Up Shares (other than the SPAC Private Placement Warrants, the Director/Inactive Target Holder Shares and the Sponsor-Sourced Option Shares): an amount equal to 40% (plus, in the case of the Sponsor, the Specified Amount (as defined in the Registration Rights and Lock-Up Agreement)) of such Lock-Up Shares were locked-up during the period beginning on the Closing Date and ending on the date that is one year after the Closing Date; an amount equal to 30% (minus, in the case of the Sponsor, one-half of the Specified Amount) of such Lock-Up Shares will be locked-up during the period beginning on the Closing Date and ending on the date that is two years after the Closing Date; and an amount equal to 30% (minus, in the case of the Sponsor, one-half of the Specified Amount) of such Lock-Up Shares will be locked-up during the period beginning on the Closing Date and ending on the date that is three years after the Closing Date.
Registration Rights and Lock-Up Under the Constellation Investor Rights Agreement. Pursuant to the Constellation Investor Rights Agreement to be entered into with Constellation at the Initial Constellation Closing, we will be obligated to file a registration statement to register the Class A Common Stock resulting from the conversion of the Series C Preferred Stock or the exercise of Constellation’s warrants, within 45 days of Constellation’s request. Constellation may only request such registration statement once within any six-month period. The Constellation Investor Rights Agreement also provides Constellation with “piggy-back” registration rights, subject to certain requirements and customary conditions.
The Constellation Investor Rights Agreement will also provide that the Series C Preferred Stock is locked-up and cannot be transferred until the second anniversary of the Constellation Initial Closing, except in the event of a change of control of the Company. However, Constellation is permitted to transfer any or all of its Series C Preferred Stock to one or more of its Permitted Transferees (as defined in the Constellation Investor Rights Agreement) without the consent of the Company at any time, so long as such transferee has agreed in writing to be bound by the terms of the Constellation Investor Rights Agreement by executing a joinder and the transfer is in compliance with applicable securities or “blue sky” laws. Constellation’s Permitted Transferees generally include affiliates and custodians or nominees holding shares for the benefit of Constellation.
Additional Related Party Transactions Prior to the Business Combination
Founder Shares. On December 31, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 SPAC Class B Ordinary Shares (the “Founder Shares”). On February 23, 2021, we effectuated a recapitalization, and as a result, the initial stockholders held 8,625,000 Founder Shares, including up to 1,125,000 Founder Shares, which were subject to forfeiture by the Sponsor, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option on February 26, 2021, none of the Founder Shares were subject to forfeiture any longer.
On the Closing Date, we consummated the Business Combination, pursuant to which, among other things, the Founder Shares were automatically converted into shares of Class A Common Stock. The initial stockholders, including the Sponsor, are subject to contractual restrictions on transfer of such shares of Class A Common Stock, as described more fully under “—Registration Rights and Lock-Up Agreement” above.
Related Party Transaction Policy
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

A “Related Person” means:
•any person who is, or at any time during the applicable period was, one of our executive officers or a member of the Board;

•any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer, or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer, or beneficial owner of more than 5% of our voting stock; and

•any firm, corporation, or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
We have also adopted policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. For example, we have adopted a Code that generally prohibits our officers or directors from engaging in any transaction where there is a conflict between such individual’s personal interest and our interests. Waivers to the Code will generally only be obtained from the audit committee, or if for an executive officer, by the Board, and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services of Independent Registered Public Accounting Firm
The table below summarizes the fees and expenses billed to us by KPMG for the year ended December 31, 2023 and by Marcum for the year ended December 31, 2022.

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total
2023	$ 7,350,312	$ 227,348	$ —	$ —	$ 7,577,660
2022	$ 134,621	$ —	$ —	$ —	$ 134,621

Audit Fees. Audit fees were for professional services rendered for the audit of the Company’s annual financial statements, the audit of internal controls over financial reporting, the review of quarterly financial statements, and the review of statutory and regulatory filings.
Audit-Related Fees. We did not pay KPMG or Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022, respectively.
Tax Fees. We did not pay either KPMG or Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022, respectively.
All Other Fees. We did not pay KPMG or Marcum for other services for the years ended December 31, 2023 and 2022, respectively.
Policy for Approval of Audit and Permitted Non-Audit Services
The audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor ID: 185.

PART IV
Item 15. Exhibits

Exhibit Number	Description of Exhibit
3.3*	Amended and Restated Bylaws of the Company
31.3*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTI GLOBAL, INC

Date: April 5, 2024	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)