Form 10-Q
period 2024-03-31
AlTi Global, Inc.
filed 2024-05-10
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had outstanding 71,742,444 shares of Class A Common Stock (as defined herein) and 48,265,195 shares of Class B Common Stock (as defined herein) as of May 10, 2024.

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed October 26, 2022.

•“AFM UK” means Alvarium Fund Managers (UK) Limited, an English private limited company.

•“AHRA” means “Alvarium Home REIT Advisors Limited”, an English private limited company.

•“Alvarium” means AlTi Asset Management Holdings 2 Limited, formerly known as Alvarium Investments Limited, an English private limited company.
•“AlTi” means AlTi Global, Inc., together with its consolidated subsidiaries.
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

•“Business Combination Earn-out” means the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones upon Closing under the terms of the Business Combination.
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

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, and Human Capital and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

No statements herein, available on our website, or in any of the materials we file with the SEC constitute or should be viewed as constituting an offer to sell, or a solicitation of an offer to buy, securities in any jurisdiction.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates,” “target” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described under the headings “Part II. Item 1A. Risk Factors” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this Quarterly Report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)

(Dollars in Thousands, except share data)	As of March 31, 2024	As of December 31, 2023

Assets
Cash and cash equivalents	$134,237	$15,348
Fees receivable, net (includes $1,199 and $16,069 of related party receivables, respectively)	35,087	70,421
Investments at fair value	160,469	165,894
Equity method investments	12,137	14,194
Intangible assets, net of accumulated amortization	432,247	435,677
Goodwill	408,209	411,634
Operating lease right-of-use assets	48,851	48,313
Other assets, net	53,740	48,182
Contingent consideration receivable	1,931	—
Assets held for sale	13,030	56,634
Total assets	$1,299,938	$1,266,297

Liabilities
Accounts payable and accrued expenses	$31,930	$37,156
Accrued compensation and profit sharing	36,016	61,768
Accrued member distributions payable	4,618	7,271
Warrant liabilities, at fair value	2,820	—
Earn-out liability, at fair value	23,920	63,444
TRA liability (includes $7,300 and $13,233 at fair value, respectively)	24,933	17,607
Delayed share purchase agreement	—	1,818
Earn-in consideration payable	1,711	1,830
Operating lease liabilities	57,476	56,123
Debt, net of unamortized deferred financing cost	183,663	186,353
Deferred tax liability, net	7,785	14,109
Deferred income	48	66
Other liabilities, net	23,208	22,467
Liabilities held for sale	3,467	13,792
Total liabilities	$401,595	$483,804

Commitments and contingencies (Note 19)

Mezzanine Equity
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 authorized, 115,000 and 0 shares issued and outstanding, respectively	115,093	—

Shareholders' Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 71,064,411 and 65,110,875 issued and outstanding, respectively	7	7
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 48,265,195 and 53,219,713 issued and outstanding, respectively	—	—
Additional paid-in capital	553,717	536,509
Retained earnings (accumulated deficit)	(164,178)	(193,527)
Accumulated other comprehensive income (loss)	6,299	9,155
Total AlTi Global, Inc. shareholders' equity	510,938	352,144
Non-controlling interest in subsidiaries	387,405	430,349
Total shareholders' equity	898,343	782,493
Total liabilities, mezzanine equity, and shareholders' equity	$1,299,938	$1,266,297
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Revenue
Management/advisory fees	$46,224	$46,470
Incentive fees	163	577
Distributions from investments	4,170	10,030
Other income/fees	255	970
Total income	50,812	58,047
Operating Expenses
Compensation and employee benefits	39,557	63,172
Systems, technology and telephone	4,314	3,828
Sales, distribution and marketing	765	526
Occupancy costs	3,477	3,180
Professional fees	11,370	22,884
Travel and entertainment	1,411	1,946
Depreciation and amortization	2,567	4,517
General, administrative and other	2,019	1,432
Total operating expenses	65,480	101,485
Total operating income (loss)	(14,668)	(43,438)
Other Income (Expenses)
Gain (loss) on investments	(3,661)	3,068
Gain (loss) on TRA	5,933	81
Loss on warrant liability	(340)	(12,942)
Gain (loss) on earnout liability	39,454	(29,206)
Interest expense	(4,840)	(3,261)
Interest income	260	—
Other income (expense)	(30)	58
Income (loss) before taxes	22,108	(85,640)
Income tax (expense) benefit	(363)	(4,650)
Net income (loss)	21,745	(90,290)
Net loss (income) attributed to non-controlling interests in subsidiaries	(7,604)	(21,550)
Net income (loss) attributable to AlTi Global, Inc.	$29,349	$(68,740)

Net Income (Loss) Per Share
Basic	$0.38	$(1.19)
Diluted	$0.18	$(1.19)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	66,718,427	57,546,811
Diluted	120,561,316	57,546,811
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Net income (loss)	21,745	(90,290)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(3,989)	9,671
Other comprehensive income (loss)	(88)	—
Total comprehensive income (loss)	17,668	(80,619)
Other loss attributed to non-controlling interests in subsidiaries	(9,640)	(16,820)
Comprehensive income (loss) attributable to AlTi Global, Inc.	27,308	(63,799)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity		Shareholders’ Equity
(Dollars in Thousands, except share data)	Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2024	—	—	65,110,875	$7	53,219,713		$—	$536,509	$(193,527)	$9,155	$430,349	$782,493
Net income (loss)	—	—	—	—	—		—	—	29,349	—	(7,604)	21,745
Currency translation adjustment	—	—	—	—	—		—	—	—	(1,989)	(2,000)	(3,989)
Other comprehensive income	—	—	—	—	—		—	—	—	(52)	(36)	(88)
Payment for partner's tax	—	—	—	—	—		—	(29)	—	—	—	(29)
Issuance of preferred shares, net of issuance costs	115,000	111,158	—	—	—		—	—	—	—	—	111,158
Preferred share dividend		3,935	—	—	—		—	(3,935)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—		—	(686)	—	—	—	(686)
Share based compensation	—	—	—	—	—		—	2,624	—	—	—	2,624
Shares issued to employees on vesting of equity awards	—	—	999,018	—	—		—	(4,037)	—	—	—	(4,037)
TRA Exchange	—	—	4,954,518	—	(4,954,518)	—	—	23,271	—	—	(32,749)	(9,478)
LXi deconsolidation	—	—	—	—	—		—	—	—	(815)	(555)	(1,370)
Balance at March 31, 2024	115,000	$115,093	71,064,411	$7	48,265,195		$—	$553,717	$(164,178)	$6,299	$387,405	$898,343

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	55,388,023	$6	55,032,961	$—	$435,859	$(27,946)	$—	$606,989	$1,014,908
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000	—	—	—	21,000	—	—	—	21,000
Net income (loss)	—	—	—	—	—	(68,740)	—	(21,550)	(90,290)
Currency translation adjustment	—	—	—	—	—	—	4,941	4,730	9,671
Issuance of shares - exercise of warrants	428,626	—	—	—	5,416	—	—	—	5,416
Balance at March 31, 2023	57,916,649	$6	55,032,961	$—	$462,275	$(96,686)	$4,941	$590,169	$960,705
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$21,745	$(90,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,567	4,517
Amortization of debt discounts and deferred financing costs	330	2,364
Unrealized (gain) loss on investments	3,661	(3,472)
Impairment loss on goodwill and intangible assets	—	172
Gain (loss) on TRA	(5,933)	(81)
(Income) loss on equity method investments	(2)	—
Fair value of warrant liability	340	12,942
Fair value of earn-out liability	(39,454)	29,206
Deferred income tax (benefit) expense	(4,666)	3,119
Equity-settled share-based payments	2,579	28,953
Unrealized foreign currency (gains)/losses	1	58
(Gain) loss from retirement of debt	—	(73)
Forgiveness of debt shareholder loan	53	66
Fair value of interest rate swap	—	54
Cash flows due to changes in operating assets and liabilities
Fees receivable	34,361	11,147
Other assets	(4,702)	(8,220)
Operating cash flow from operating leases	572	290
Accounts payable and accrued expenses	(5,203)	(27,102)
Accrued compensation and profit sharing	(27,430)	(13,357)
Other liabilities	5,706	(11,524)
Other operating activities	3	186
Net cash provided by (used in) operating activities	(15,472)	(61,045)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Continued from the previous page)	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Cash Flows from Investing Activities
Cash payment for acquisition of TWMH and TIG historical equity	—	(99,999)
Receipt of payments of notes receivable from members	66	216
Cash receipts from the repayment of advances and loans	—	298
Purchases of investments	(39)	(15,376)
Cash payment for delayed share purchase agreement	(1,818)	—
Payment of Payout Right	—	(760)
Sales of investments	779	1,599
Proceeds from sale of LXi REIT Advisors	32,202	—
Purchases of fixed assets	(210)	(107)
Net cash provided by (used in) investing activities	30,980	(114,129)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and warrants	115,000	—
Member contribution (distribution)	(2,681)	(4,257)
Payments on term notes and lines of credit	(33,562)	(136,273)
Borrowings on term notes and lines of credit	32,258	145,660
Payments of debt issuance costs	(1,519)	—
Tax payments related to vesting of RSUs	(4,037)	—
Increase (decrease) in distributions due to former TIG members	—	(7,108)
Cash payment for purchase of shares to be transferred as part of Alvarium share compensation	—	(4,215)
Cash receipts from exercise of Warrants	—	4,008
Payment of preferred stock issuance costs	(1,363)	—
Other financing activities	—	1
Net cash provided by (used in) financing activities	104,096	(2,184)
Effect of exchange rate changes on cash	(223)	1,052
Net increase (decrease) in cash	119,381	(176,306)
Cash and cash equivalents at beginning of the period	18,246	194,096
Cash and cash equivalents at end of the period	$137,627	$17,790

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$134,237	$4,477
Cash and cash equivalents included in Assets held for sale (Note 3)	3,390	$—
Cash and cash equivalents, including cash in Assets held for sale	$137,627	$4,477

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	30	—
Interest payments on term notes and lines of credit	4,425	1,107
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)Description of the Business
AlTi Global, Inc. is a multi-disciplinary financial services business, with a diverse array of investment, advisory, and administrative capabilities. The Company is a global organization that manages or advises approximately $71.0 billion in combined assets as of March 31, 2024. The Company provides holistic solutions for wealth management clients through a full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. It also structures, arranges, and provides a network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers in the relevant asset class.

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

•Umbrella Merger Sub, LLC merged into Umbrella with AlTi Global Capital, LLC, formerly known as Alvarium Tiedemann Capital, LLC, as the surviving entity.

•The Company acquired 51% of the equity interests of Umbrella, while the existing TWMH and TIG rollover shareholders hold a 49% economic interest in Umbrella. Umbrella holds 100% of the equity interests of TWMH, TIG, and Alvarium.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•Through a series of intercompany transactions, AlTi was restructured to reflect the below:

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
Multiple Subsidiaries
Multiple Subsidiaries

Capital Structure
The Registrant has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to dividends on shares of Class A Common Stock declared by the Company’s board of directors. As of March 31, 2024, the shares of Class A Common Stock represent 55.1% of the total voting power of all Common Stock.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of March 31, 2024, the shares of Class B Common Stock represent 37.4% of the total voting power of all shares.

•Prior to the Business Combination, the Company issued warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2023 to June 30, 2023 resulted in an increase in Additional Paid-in-Capital amount of $29.5 million. As of March 31, 2024, none of such Warrants were outstanding.

•Series C Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) – Shares of Series C Preferred Stock that are not publicly traded issued in connection with the sale (the “Transaction”) to CWC AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC (“Constellation”) (combined with the Transaction, the “Constellation Transaction”). The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid (at the option of the Company) as a payment in kind increase in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of March 31, 2024, the shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

•In connection with the Constellation Transaction, the Company issued warrants (the “Constellation Warrants”) to purchase 1,533,333 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. These warrants have been classified as a liability as of March 31, 2024. No Constellation Warrants were exercised during the current reporting period.
The following table presents the number of shares of the Registrant that were outstanding as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Class A Common Stock	71,064,411	65,110,875
Class B Common Stock	48,265,195	53,219,713
Series C Preferred Stock	115,000	—
Segments

Our business is organized into two operating segments: Wealth Management and Strategic Alternatives. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.

Wealth Management

Within our Wealth Management segment, services provided principally consist of investment management and advisory services, trusts and administrative services, and family office services. The wealth management client base includes high net worth individuals, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s billable AUM or AUA (as applicable). As of March 31, 2024 and December 31, 2023, this segment had $53.5 billion and $51.0 billion, respectively, in AUM/AUA.

Investment Management and Advisory Services

In our investment management and advisory services teams, we diversify our clients’ portfolios across risk factors, geographies, traditional asset classes such as money markets, equities and fixed income, and alternative

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

FOS

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

Alternatives Platform

The alternatives platform embodies our legacy TIG business, which is an alternative asset manager and includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers, predominantly for institutional investors. The TIG Arbitrage strategy is an event-driven strategy fund that earns management fees and incentive fees based on the performance of its underlying funds and accounts. The investment strategies of the External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. Distributions are received from the External Strategic Managers through profit or revenue sharing arrangements that are generated through management and incentive fees based on the performance of the underlying investments. As of March 31, 2024 and December 31, 2023, this platform had $7.5 billion and $7.6 billion, respectively, in AUM/AUA.

Co-Investment

Real estate co-investment oversees deal origination, documentation, and structuring from inception to exit for a variety of strategies, including development, income, value-add, and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned include private market, incentive fees, management and advisory fees, and placement and brokerage fees. As of March 31, 2024 and December 31, 2023, our real estate co-investment platform had deployed more than $7.7 billion and $7.8 billion, respectively, of capital (inclusive of capital raised for our private real estate funds), of which approximately 14%, for both periods, has been invested by legacy Alvarium Shareholders and senior employees.

Real Estate - Public and Private

The real estate business includes fund management services as well as co-investment solutions. As of March 31, 2024 and December 31, 2023, this business had approximately $10.0 billion and $12.7 billion, respectively, of AUM/AUA.

Fund Management

Our real estate fund management business manages two funds based in the United Kingdom, LXi, a publicly traded real estate investment trust, and HLIF, a private fund, however, we are in the process of exiting this

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

business. Fees from our real estate fund management business are earned from management and advisory services. On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LXi REIT Advisors Limited (“LRA”), the advisor to the publicly-traded fund LXi REIT plc (“LXi”), to LondonMetric Property Plc (“LondonMetric”) for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of March 31, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

This disposal was completed on March 6, 2024. As a result, the Company recognized an intangible asset impairment charge of $23.5 million, which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations during the year ended December 31, 2023. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. As of the three months ended March 31, 2024, a gain on disposal of $0.2 million was recognized in Gain (loss) on investments in the Condensed Consolidated Statement of Operations. See Note 3 (Business Combinations and Divestitures) for further information.
On February 26, 2024, AFM UK and SHIA served notice to terminate their contracts with HLIF. We are in discussions with a third-party manager to take over the management of HLIF and termination of these contracts will become effective once the transition process has completed.

Alvarium Home REIT Advisors Limited

Prior to the Business Combination, ARE, an indirect wholly owned subsidiary of Alvarium, entered into an agreement to sell 100% of the equity of AHRA, the investment advisor to the publicly-traded fund Home REIT, to a newly formed entity (“NewCo”) owned by the management of AHRA, for aggregate consideration approximately equal to $29 million. Consequently, AHRA has never been part of AlTi. The consideration comprised a promissory note maturing December 31, 2023, subject to extension if mutually agreed upon by the parties thereto. Additionally, ARE was granted a call option pursuant to which ARE had the right to repurchase AHRA prior to the repayment of the note for a purchase price equal to the note balance then outstanding thereunder.

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

AlTi was formed on January 3, 2023, through a business combination transaction that included certain legacy Alvarium companies. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Strategic Alternatives segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option) and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Condensed Consolidated Statement of Operations for the period from January 1, 2023 to June 30, 2023, and it was removed from the Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which was recorded in Impairment loss on goodwill and intangible assets in the Condensed Consolidated Statement of Operations

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

during the year ended December 31, 2023. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 1, 2023.

(2)Summary of Significant Accounting Policies
(a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared under the accrual basis of accounting in accordance with U.S. GAAP and conform to prevailing practices within the financial services industry, as applicable to the Company, and should be read in conjunction with the annual financial statements included in the Annual Report.on Form 10-K filed by the Company on March 22, 2024 (as amended by the Company on Form 10-K/A filed with the SEC on April 5, 2024, the “Annual Report”). The notes are an integral part of the Company’s condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements have been included and are of a normal and recurring nature.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.
(b)Prior Period Immaterial Corrections

Following an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin 99, Materiality, the Company concluded that the errors below were immaterial to the previously issued consolidated financial statements, and thus, no restatement of any of the Company’s previously issued financial statements is necessary. The Company revised the reported balances to correct for the immaterial errors accordingly.

During the second quarter reporting period in 2023, the Company identified and corrected an immaterial error concerning the classification of cash outflows associated with distributions due to former TIG members in the Condensed Consolidated Statement of Cash Flows. In the Company’s previously filed Quarterly Report on Form 10-Q for the period ended March 31, 2023, these cash outflows of $7.1 million were categorized under operating activities. In accordance with ASC 230-10, the Company determined that all cash flows related to distributions due to former TIG members should be classified under financing activities in the Condensed Consolidated Statement of Cash Flows. This item had no impact on the reported net change in cash for the three months ended March 31, 2023. The Company has revised its consolidated statements of cash flows for the period ended March 31, 2023 to present the distributions as noted above.

Additionally, during the current reporting period, the Company identified and corrected immaterial errors impacting the December 31, 2023 balances previously reported related to Accrued compensation and profit sharing, Goodwill, Accounts payable and accrued expenses and certain other balances reported within Other liabilities. These revisions resulted in an adjustment to the opening retained earnings balance for the current reporting period of $(3.0) million, a $4.2 million increase in Accrued compensation and profit sharing, a $0.3 million decrease in Goodwill, a $0.6 million increase in Other liabilities, and a $0.3 million increase in Accounts payable and accrued expenses. In conjunction with the prior period immaterial error correction, certain reclassifications have been made to prior period amounts between our Non-controlling interest in subsidiaries and Additional paid-in capital which relate to the TRA exchange of our Class B Units for shares of Class A Common Stock. These reclassifications resulted in an adjustment of $13.3 million and are reflected in our Condensed Consolidated Statement of Changes in

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mezzanine Equity and Shareholders’ Equity. These prior period reclassifications have no impact on the Company’s cash flows, net income, or total shareholders’ equity.

(c)Reclassifications

Certain amounts as of March 31, 2024 have been reclassified in our Condensed Consolidated Financial Position due to presentation changes that occurred during the current period and are not comparable to the year ended December 31, 2023. The impact of these reclassifications include a $4.8 million reclass from Accounts payable and accrued expenses to Accrued compensation and profit sharing in addition to a $3.2 million reclass from Other liabilities to Accrued compensation and profit sharing.

(d)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements of the Company. The most critical of these estimates are related to (i) the fair value of the investments included in the Billable Assets within AUM/AUA, as this impacts the amount of revenues the Company recognizes each period; (ii) the fair values of the Company’s investments and liabilities with respect to the TRA, and Earn-out Securities, as changes in these fair values have a direct impact on the Company’s consolidated net income (loss); (iii) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (iv) the qualitative and quantitative assessments of whether impairments of equity method investments, carried interest vehicles, acquired intangible assets, and goodwill exist; and (v) the determination of whether to consolidate a variable interest entity (“VIE”); and (vi) fair value of assets acquired and liabilities assumed in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets’ useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. Inherent in such estimates are judgements relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the condensed consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
(e)Consolidation
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(f)Revenue Recognition
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Other Fees/Income
The Company generates arrangement fees in its co-investment division by arranging private debt or equity financing, generally in connection with an acquisition or an investment. Arrangement fees are typically 50 to 100 basis points of equity value contributed into a transaction, and are payable upon closing of the transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are long-term (five to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly or annually.
(g)Distributions from Investments

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
(h)Cash and Cash Equivalents
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

(i)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.

As of March 31, 2024 and December 31, 2023, restricted cash and cash equivalents amounted to $4.2 million and $5.4 million, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. These amounts represent the level of liquidity to be maintained by Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines and ultimately a loss of license.
(j)Compensation and Employee Benefits
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

(k)Foreign Currency and Transactions
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
(l)Income Taxes
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
(m)Other Assets, Net and Other Liabilities, Net
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
(n)Investments

Investments in Debt Securities. The Company classifies debt investments as held-to-maturity or trading based on the Company’s intent and ability to hold the debt security to maturity or its intent to sell the security. The Company does not have any held-to-maturity debt investments.
Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the Condensed Consolidated Statement of Financial Position with changes in fair value recorded in Loss on investments on the Condensed Consolidated Statement of Operations.
Investments in Equity Securities. Equity securities are generally carried at fair value on the Condensed Consolidated Statement of Financial Position in accordance with ASC 321, Investments – Equity

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities. Changes in fair value are recorded in Loss on investments on the Condensed Consolidated Statement of Operations.
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
(o)Leases

The Company determines if an arrangement is a lease at inception of the arrangement and primarily enters into operating leases, as the lessee, for office space. The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-of-use asset in the Condensed Consolidated Statement of Financial Position for contracts that it determines are leases or contain a lease. The Company evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: (i) the lease has a purchase option that is reasonably certain of being exercised, (ii) the present value of the future cash flows is substantially all of the fair market value of the underlying asset, (iii) the lease term is for a significant portion of the remaining economic life of the underlying asset, (iv) the title to the underlying asset transfers at the end of the lease term, or (v) if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. At the inception of a finance lease, an asset and finance lease obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future lease payments, net of interest. The Company’s lease portfolio primarily consists of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(p)Intangible Assets Other Than Goodwill, Net
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
There were no indicators of impairment, and no impairment charges were recognized for the three months ended March 31, 2024. As of December 31, 2023, the Company recognized intangible asset impairment charges of $52.9 million. See Note 10 (Intangible assets, net) for further detail.
(q)Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test. Goodwill represents the excess of consideration over identifiable net assets of an acquired business. Goodwill is allocated at a reporting unit level. The Company has two reporting units, Strategic

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Alternatives and Wealth Management, and tests goodwill annually for impairment at each reporting unit. If, after assessing qualitative factors, the Company believes that it is more-likely-than-not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. The Company concluded that the estimated fair value of the Strategic Alternatives and Wealth Management reporting units were greater than their carrying values, and as such, no impairment charges were required for the three months ended March 31, 2024. As of December 31, 2023, the Company recognized goodwill impairment charges of $(153.9) million for the Strategic Alternatives segment and no goodwill impairment charges for the Wealth Management segment. See Note 13 (Goodwill, net).
(r)Fixed Assets, Net
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
(s)Debt Obligations, Net
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
(t)Tax Receivable Agreement

The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the Company. The portion of the TRA liability related to the Business Combination is deemed contingent consideration payable to the previous owners and is carried at fair value, with changes in fair value reported within Gain (loss) on TRA in the Condensed Consolidated Statement of Operations. Future exchanges of Class B Units for shares of Class A Common Stock may increase the TRA liability. Those increases will be carried at a value equal to the expected future payments due under the TRA. On August 31, 2023, holders of shares of Class B Common Stock exchanged 1,813,248 Class B Paired Interests with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged 4,954,518 Class B Paired Interests with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. For future increases due to exchanges, the Company will record an initial estimate of future payments under the TRA portion as a decrease to additional paid-in capital in the Condensed Consolidated Statement of Financial Position. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

apportionment are recognized through current period earnings in the Condensed Consolidated Statement of Operations.
(u)Warrant Liabilities

The Company evaluated the Warrants issued in connection with the January 3, 2023 business combination in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Loss on warrant liability in the Condensed Consolidated Statement of Operations in the period of change. Prior to the Business Combination the Sponsor held private warrants that were contributed to the Company and legally cancelled. The contribution and cancellation of these warrants resulted in derecognition of the private warrants and accounted for in additional paid in capital as of January 1, 2023. The Company subsequently issued new warrants with terms identical to those of the public warrants to the Target Companies’ selling shareholders classified as derivative liabilities. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining Warrants were exchanged. In total, the Warrants were exchanged for approximately 4,962,221 shares of Class A Common Stock. See Note 1 (Description of the Business). Following the exchange, none of the Warrants remained outstanding as of December 31, 2023.

On March 27, 2024, the Company completed the issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. The Company evaluated the Constellation Warrants in accordance with ASC 815-40 and determined that a provision in the agreement related to a change of control adjustment would preclude equity classification as the Constellation Warrants would no longer be a fixed-for-fixed option. The Constellation Warrants meet the definition of a derivative and are recorded as a derivative liability on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with any changes in fair value to be recognized in the Consolidated Statement of Operations in the period of change. As of March 31, 2024, none of the Constellation Warrants have been exercised.
(v)Business Combination Earn-out Liability

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combination)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). The Company evaluated the terms of the Business Combination earn-out agreement in accordance with ASC 815-40 and concluded that the Business Combination Earn-out Securities are precluded from being accounted for as a component of equity. Since the Business Combination earn-out agreement meets the definition of a derivative, the Business Combination Earn-out Securities are recorded in Earn-out liability, at fair value, as a derivative liability on the Condensed Consolidated Statement of Financial Position and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

(w)AWMS Earn-out Liability

On August 2, 2023, (the “AWMS Acquisition Date”), the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100% (the “AWMS Acquisition”). The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration (“AWMS earn-out liability”), and the payment of assumed liabilities. As of March 31, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million, is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 3 (Business Combinations and Divestiture) for further information.

(x)Delayed Share Purchase Agreement

Prior to the Business Combination, TWMH entered into an agreement to purchase a remaining non-controlling interest in its consolidated subsidiary representing 51.1% of shares in TIH. This arrangement was agreed upon for consideration of $2.1 million in cash and $1.2 million in Class A Common Stock. On March 25, 2024, the TIH SPA was fully paid. As of December 31, 2023, the Delayed share purchase agreement liability was $1.8 million and the portion of the Delayed share purchase agreement reported in Accrued compensation and profit sharing was $0.3 million. The stock purchase price was recognized in the Consolidated Statement of Financial Condition as additional paid-in capital. As of December 31, 2023, the portion of the delayed share purchase agreement reported in Additional paid-in capital was $1.2 million.
(y)Non-controlling Interests
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
(z)Derivative Financial Instruments
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the LXi disposal, the Company determined the contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of March 31, 2024. The Contingent consideration receivable will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.
(aa)Segment Reporting
Our business is organized into two operating segments: Wealth Management and Strategic Alternatives. Segment information is utilized by the Company’s chief operating decision maker, which is our Chief Executive Officer, to assess performance and to allocate resources. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees.

Wealth Management

Our Wealth Management services principally consist of investment management and advisory services, trusts and administrative services, and family office services. Our wealth management client base includes HNWIs, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s AUM or AUA (as applicable). As of March 31, 2024 and December 31, 2023, this segment had $53.5 billion and $51.0 billion, respectively, in AUM/AUA.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Alternatives Platform

Our alternatives platform represents our legacy TIG business which is an alternative asset manager. This platform includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers. Our alternatives platform client base is predominantly comprised of institutional investors. The TIG Arbitrage strategy is our event-driven strategy through which management fees and incentive fees based on performance are received from the underlying funds and accounts. The strategies of our External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. As of March 31, 2024 and December 31, 2023, this platform had $7.5 billion and $7.6 billion, respectively, in AUM/AUA.

Real Estate - Public and Private

Our real estate business includes co-investment solutions and fund management services. As of March 31, 2024 and December 31, 2023, this business had approximately $10.0 billion and $12.7 billion, respectively, of AUM/AUA.

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
(ab)Interest Income
Interest income is earned on the Company’s cash balances, money market accounts, or through its investments in exchange-traded notes. These generally include debt securities held on a short- or medium-term basis when the Company has excess cash. The Company recognizes and records interest income in Interest income in the Condensed Consolidated Statement of Operations.
Dividend income is earned through investments in common stock, mutual funds, and exchange-traded funds. Dividend income is recorded on the date received and is included in Interest income in the Condensed Consolidated Statement of Operations.

(ac)Interest Expense
Interest is related to the Company’s debt as well as investments in exchange-traded notes. These generally include debt securities held on a short- or medium-term basis when the Company has excess cash. The Company recognizes and records interest expense in Interest expense in the Condensed Consolidated Statement of Operations.

(ad)Other Income and Expenses

Other than Interest income and Interest expense discussed above, other income and expenses include unrealized gains (losses) on investments, income from equity method investees, and other items.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company holds investments in common stock, mutual funds, exchange-traded funds, and exchange-traded notes, which represent investments in equity and debt securities. The Company earns realized and unrealized gains and losses which depend on investment performance. Changes in fair value of these investments are recorded in Loss on investments in the Condensed Consolidated Statement of Operations.
The Company holds interests in various affiliated limited partnerships and limited liability companies, whose purpose is to achieve capital appreciation through investments in financial instruments and investment vehicles. The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting and may earn income related to its equity in income of equity method investees. The equity method investments are in various fund complexes, including funds focused on infrastructure and utilities, high income yields, and multi-strategy, among others. Changes in fair value of these investments are recorded in Loss on investments in the Condensed Consolidated Statement of Operations.

(ae)Held for Sale Accounting

In circumstances when the Company is evaluating its components, we may establish plans that require us to evaluate whether a component qualifies for held-for-sale accounting under ASC 360, Property, Plant, and Equipment. If a sale is deemed probable within a twelve-month period, the component is classified to either the assets held for sale or liabilities held for sale line items on the Consolidated Statement of Financial Position. The disposal group will be measured at the lower of its carrying amount or fair value less cost to sell. Any long-lived assets shall not be depreciated or amortized while classified as held for sale. On November 6, 2023, the Company entered into an agreement to sell FOS for a cash consideration of approximately $20.1 million. On March 6, 2024, the Company completed the sale of LRA, for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration. Assets and liabilities of FOS and LRA are presented as held for sale on our Condensed Consolidated Statement of Financial Position as of March 31, 2024 and on our Consolidated Statement of Financial Position as of December 31, 2023.

(af)Recent Accounting Pronouncements
In January 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards. The amendments in this update improve US GAAP by adding an illustrative example that demonstrates how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in paragraph 718-10-15-3 improve its overall clarity and operability without changing the guidance. The amendments are effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. ASUs not listed above were assessed and either determined to be not applicable or expected to have minimal impact on the Company's condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)Business Combinations and Divestitures
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

The Sponsor, in connection with the Business Combination, purchased 8,625,000 shares of Class B Common Stock (the “Founder Shares”) for $25,000 (approximately $0.03 per share). These shares had no value until the Business Combination completed. At this point, the Founder Shares automatically converted into Class A Common Stock. This conversion was solely contingent upon the completion of the Business Combination and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

did not include any future service requirements. As such, this cost of 8,625,000 shares at $10.33 per share for $89.1 million will be presented “on the line” and is not reflected in the financial statements presented. “On the line” describes those expenses triggered by the consummation of a business combination that are not recognized in the Condensed Consolidated Statement of Operations as they are not directly attributable to either period but instead were contingent on the Business Combination.

As part of the Business Combination, the Company incurred $17.8 million of acquisition-related costs during the three months ended March 31, 2023 which are included predominantly in the “Professional fees” line in the Condensed Consolidated Statement of Operations. In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. Of the total debt issuance costs, $1.8 million is related to the Term Loan and drawn amount of the Revolver and is recorded as an offset to the “Debt, net of unamortized deferred financing cost” line item of the Condensed Consolidated Statement of Financial Position. $2.8 million of the debt issuance costs related to the undrawn amount of the Revolver were recorded in the “Other assets” line item of the Condensed Consolidated Statement of Financial Position.
The Business Combination was accounted for using the acquisition method of accounting, and the fair value of the total purchase consideration transferred was $1,071.1 million. Included in total purchase consideration is contingent consideration of $85.1 million, which is payable to the selling shareholders upon achievement of certain volume-weighted average price targets for the shares of Class A Common Stock or upon a change of control of the Company occurring between the Closing Date and the fifth anniversary of the Closing Date. The contingent consideration was measured at fair value at the acquisition date and recorded as a liability in the Earn-out liability line of the Condensed Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) for additional information.

(Dollars in Thousands)	Amount
Cash consideration	$99,999
Equity consideration:
Class A	$294,159
Class B	$573,205
Warrants	$4,896
Earn-out consideration	$85,097
Tax Receivable Agreement	$13,000
Payment of assumed liabilities	$760
Total purchase consideration transferred	$1,071,116

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Business Combination:

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

Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. Goodwill is allocated between the two reporting segments: Wealth Management and Strategic Alternatives. The

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

goodwill allocation between wealth management and strategic alternatives is $298.1 million and $232.4 million, respectively.
Below is a summary of the intangible assets acquired in the Business Combination (in thousands):

(Dollars in Thousands)	Acquisition Date Fair Value	Estimated Life (Years)
Trade Names	$14,695	9.9
Customer Relationships	163,392	27.1
Investment Management Agreements (definite life)	94,575	18.4
Investment Management Agreements (indefinite life)	245,900	Indefinite
Developed Technology	1,000	5
Backlog	599	0.5
Total intangible assets acquired	$520,161
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

The ALWP Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.5 million, with the total amount paid in cash. The Company will make second and third payments to the sellers of AL Wealth Partners on the third and fifth anniversary of the ALWP Acquisition Date, respectively. Management has determined that these payments will be treated as future compensation expense in the Company’s Condensed Consolidated Statement of Operations. There is no contingent consideration as part of the ALWP Acquisition.

During the year ended December 31, 2023, the Company incurred $0.4 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the ALWP Acquisition:

(Dollars in Thousands)	ALWP Acquisition Date Fair Value
Cash and cash equivalents	$1,092
Management/advisory fees receivable	1,952
Property, plant and equipment	644
Intangible assets	12,300
Goodwill	3,836
Operating lease right-of-use assets	1,048
Other assets	474
Total Assets Acquired	21,346
Accounts payable and accrued expenses	368
Operating lease liabilities	1,048
Other liabilities	4,400
Total Liabilities Assumed	$5,816
Total Assets Acquired and Liabilities Assumed	$15,530

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Acquisition Date. At this time we do not expect any material adjustments to the above allocations.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Acquisition of AlTi Wealth Management (Switzerland) SA

On August 2, 2023, (the “AWMS Acquisition Date”), the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100% (the “AWMS Acquisition”).

The AWMS Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from AWMS, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the AWMS Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the AWMS Acquisition Date as required under ASC 805.

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

At the AWMS Acquisition Date, as required by ASC 805, the Company’s existing 30% equity interest in AWMS, which was previously recognized as an equity method investment, was revalued to reflect the fair value at this date. The fair value of this existing equity method investment was $7.4 million, which was calculated as 30% of the fair value of AWMS total equity value (determined using the discounted cash flow method of the income approach, less debt), excluding the impact of any synergies or control premium that would be realized by a controlling interest. This change in fair value resulted in a gain of $1.9 million, which was recognized during the year ended December 31, 2023 in the Gain (loss) on investments line of the Consolidated Statement of Operations.

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

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the AWMS Acquisition Date. The fair value of assets acquired and liabilities assumed is expected to be finalized during the measurement period, which ends no later than August 2, 2024. Management does not expect any material changes to the values of the assets acquired and liabilities assumed during the measurement period.

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

The results of operations for the AWMS Acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the AWMS Acquisition Date. Prior to the AWMS Acquisition Date, the results of AWMS were included as a 30% held equity method investment.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deconsolidation of Alvarium Home REIT Advisors Ltd

AlTi was formed on January 3, 2023, through a business combination transaction that included certain legacy Alvarium companies. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the Strategic Alternatives segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Condensed Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023, and its accounts were removed from the Condensed Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which was recorded in Impairment loss on goodwill and intangible assets in the Condensed Consolidated Statement of Operations during the year ended December 31, 2023. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 1, 2023.

Disposal of LRA

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of March 31, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

The disposal was completed on March 6, 2024. As a result, the Company has recognized an intangible asset impairment charge of $23.5 million, which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations during the year ended December 31, 2023. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. As of the three months ended March 31, 2024, a gain on disposal of $0.2 million was recognized in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

Assets Held for Sale

On November 6, 2023, the Company entered into an agreement to sell FOS, which is part of the Company’s Wealth Management segment, for a cash consideration of approximately $20.1 million. The agreement to sell was subject to regulatory approval that was granted in April 2024, following which, on May 8, 2024, the transaction was completed. See Note 21 (Subsequent Events). The proceeds from this disposal will principally be used to further execute on the Company’s strategic priorities. This disposal does not represent a strategic shift that will have a major impact on the Company’s operations. Consequently, this disposal is not classified as a discontinued operation.
The carrying amounts of the major classes of assets and liabilities of FOS are presented as held for sale in the Consolidated Statement of Financial Position at March 31, 2024. The carrying amounts of the major classes of assets and liabilities of FOS and LRA were presented as held for sale in the Consolidated Statement of Financial

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Position at December 31, 2023. The following table represents amounts presented as held for sale for the periods presented:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,390	$2,897
Fees receivable, net	5,282	4,792
Intangible assets, net of accumulated amortization	3,330	46,658
Operating lease right-of-use assets	430	434
Deferred tax asset, net	40	41
Other assets	557	1,812
Total assets held for sale	$13,030	$56,634
Liabilities
Accounts payable and accrued expenses	$(252)	$(1,007)
Operating lease liabilities	(365)	(381)
Deferred tax liability, net	(213)	(10,852)
Deferred income	(1,404)	(781)
Other liabilities	(1,232)	(772)
Total liabilities held for sale	$(3,467)	$(13,792)
(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Management/Advisory fees	$46,224	$46,470
Incentive fees	163	577
Distributions from investments	4,170	10,030
Other fees/income	255	970
Total Income	$50,812	$58,047

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)	As of March 31, 2024	As of December 31, 2023
Management/Advisory fees receivable
Beginning balance	$29,539	$30,698
Ending balance (1)	33,905	29,539

Incentive fees receivable
Beginning balance	$40,356	$7,570
Ending balance (2)	917	40,356

Other fees/income receivable
Beginning balance	$526	$4,112
Ending balance	265	526

Deferred management/advisory fees
Beginning balance	$(66)	$(945)
Ending balance	(48)	(66)

Deferred other fees/income
Beginning balance	$—	$(422)
Ending balance	—	—
(1) As of March 31, 2024 and December 31, 2023, this amount includes $1.2 million and $1.2 million, respectively, in Management/Advisory fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(2) As of March 31, 2024 and December 31, 2023, this amount includes $0.0 million and $14.9 million, respectively, in Incentive fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(5)Equity-Based Compensation and Earn-in Expenses

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) to its management, employees, consultants, and independent members of the Board of Directors under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 11,788,132, of which 4,457,574 remain available as of March 31, 2024. To the extent that an award expires or is cancelled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.

The Company recognizes RSU expenses at the Company’s stock price as of the grant date. As of March 31, 2024, the Company has an unrecognized equity-based compensation expense of $13.8 million related to RSU grants, which is expected to be recognized over a weighted average period of 1.80 years.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations, during the three months ended March 31, 2024, and March 31, 2023:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
RSUs	$2,957	$29,545
Earn-in expense	1,966	1,013
TIH SPA	(40)	—
Revenue share	212	—
Deferred compensation	$1,219	$—
Total	$6,314	$30,558

The following table summarizes the equity-based compensation award activity for the three months ended March 31, 2024, and March 31, 2023:

	March 31, 2024		March 31, 2023
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	4,818,351	$4.64	—	$—
Restricted common stock granted	138,472	5.87	2,586,839	10.06
Restricted common stock forfeited	(147,550)	4.35	—	—
Restricted common stock vested	(1,698,544)	4.93	(2,521,285)	10.00
Restricted common stock awards outstanding at end of period	3,110,729	$4.55	65,554	$12.56

RSUs

In connection with the Business Combination, certain of TWMH’s restricted units vested and the Company granted fully vested shares to Alvarium’s employees, resulting in compensation expense of $4.2 million and $24.6 million, respectively, during the three months ended March 31, 2023. The $24.6 million consisted of $21.0 million related to the acceleration of 2.1 million of earn-out shares at closing and $3.6 million for 360,485 shares related to another transaction completed in contemplation of and for the benefit of the acquirer under Topic 805. None of these stock awards were outstanding after the Business Combination.
Upon completion of the Business Combination, the Company issued 60,800 shares of Class A Common Stock to employees of the Company. These awards vested in full immediately and had a fair value of $10.00 per share, resulting in compensation expense of $0.6 million for the three months ended March 31, 2023.

On March 23, 2023, in connection with the Business Combination, the Company granted 65,554 shares of Class A Common Stock to its board of directors, which vested over an approximate nine-month period and had a fair value of $12.56 per share. In addition, on March 1, 2024, the Company granted 138,472 shares of Class A Common Stock to its board of directors, which vest over a four-month period and had a fair value of $5.87 per share. These grants resulted in compensation expense of $0.2 million for the three months ended March 31, 2024.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 31, 2023, the Company granted 4,693,621 shares of Class A Common Stock to its employees. These awards vest over a three-year period and had a fair value of $4.35 per share, resulting in compensation expense of $1.8 million for the three months ended March 31, 2024. Since the initial grant date of these awards, 314,624 shares have been forfeited.

On various dates throughout 2023, the Company granted 107,263 and 118,987 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting generally over a one to three year period, and had a fair value of $7.66 and $8.72, respectively, per share. The Company recognized compensation expense of $0.9 million for the three months ended March 31, 2024 related to these buy-out equity awards.

Earn-Ins

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024, and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of ten business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million, respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The amount of shares awarded will be calculated based on the twenty day average volume weighted average price of the Company's Class A Common Stock preceding the first and second payment dates. The Company recognized an expense for the earn-ins of $2.0 million and $1.0 million for the three months ended March 31, 2024, and March 31, 2023, respectively.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same fact pattern as the above-described amendment for the compensatory earn-ins. As of March 31, 2024, and December 31, 2023, this contingent consideration is recorded as a liability of $1.7 million and $1.8 million in the “Earn-in consideration payable” line of the Condensed Consolidated Statement of Financial Condition and Consolidated Statement of Financial Condition, respectively.

TIH SPA

In connection with TWMH’s historical acquisition of TIH, the Delayed Share Purchase Agreement (“TIH SPA”) was amended on July 28, 2023. The TIH SPA was amended to include the Company’s Class A Common Stock as part of the purchase price. On August 1, 2023, the Company granted 152,930 shares of Class A Common Stock with a fair value of $7.70 per share under the terms of the TIH SPA amendment. The amendment to the purchase price is compensatory in nature. The Company recognized an expense for the TIH SPA of $(39.8) thousand for the three months ended March 31, 2024. On March 25, 2024, the TIH SPA was fully paid. As of December 31, 2023, this TIH SPA was recorded as a liability of $1.8 million in the Delayed share purchase agreement line of the Consolidated Statement of Financial Condition.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Share

During the three months ended March 31, 2024, the Company accrued $0.2 million in compensation expense related to various revenue share arrangements to its employees, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.

Deferred Compensation Liability

In connection with the ALWP Acquisition, the Company accrued $1.2 million in shares of Class A Common Stock during the three months ended March 31, 2024, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.
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

The Company had an effective tax rate of 1.6% and (5.4)% for the three months ended March 31, 2024, and March 31, 2023, respectively. The effective tax rate was calculated using an Annual Effective Tax Rate approach, and the book income related fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, nondeductible compensation and state and local taxes.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of March 31, 2024, the Company has recorded valuation allowances against a portion of its deferred tax assets generated by its subsidiaries in the United Kingdom. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024, and March 31, 2023, the Company has evaluated its tax filing positions and has not recorded a reserve for unrecognized tax benefits.
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
Level 3 Valuation Techniques

In the absence of observable market prices, the Company values financial instruments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors. Financial instruments for which market prices are not observable include:
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
•Earn-In Consideration Payable - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn in payment discounted using the liability discount rate which was estimated based on the credit rating of TWMH. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition discussed in Note 5 (Equity-Based Compensation and Earn-in Expenses), which crystallized the contingent earn-in consideration amount and discontinued the use of a Level 3 valuation technique.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

•Contingent Consideration Receivable - The Company utilized a Monte Carlo simulation to estimate the future share price of the acquirer of LXi, and the implied contingent consideration discounted using the risk-free rate and the acquirer’s estimated credit spread.
•Warrant Liabilities - The fair value of the Constellation Warrants is determined based on Level 3 inputs using a Black-Scholes-Merton option pricing model. As of March 31, 2024, the Constellation Warrants amounted to $2.8 million and is included in the line item Warrant liabilities, at fair value of the Condensed Consolidated Statement of Financial Condition.
Refer to the valuation methodologies table below for further analysis of level 3 valuations.
The following is a summary categorization, as of March 31, 2024, and December 31, 2023, of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments. Investments at fair value as of March 31, 2024, and December 31, 2023 are presented below:

	As of March 31, 2024
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$103	$—	$—	$103
Exchange-traded funds	126	—	—	126
Investments – External Strategic Managers (1)	6	—	159,378	159,384
Investments – Affiliated Funds (2)	—	—	—	856
Contingent consideration receivable	—	—	1,931	1,931
Total	$235	$—	$161,309	$162,400

Liabilities:
Warrant liability	$—	$—	$2,820	$2,820
Earn-out liability	—	—	23,920	23,920
TRA liability (3)	—	—	7,300	7,300
Earn-in consideration payable	1,711	—	—	1,711
Total	$1,711	$—	$34,040	$35,751

(1) The fair value of certain investments within the Company’s Investments - External Strategic Managers are reported on a one-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a more timely basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts.
(2) Investments in Affiliated Funds are measured at fair value using the net asset value (or its equivalent) practical expedient. The Company's investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment company as reported and without adjustment. The Company does not have any commitments to the Affiliated Funds and redemptions are permitted on a monthly basis and require 30 days’ notice. The strategies of the Affiliated Funds primarily focus on near-dated, hard catalyst events that typically involve hostile deals, proposals, minority interest buy-ins, leverage buyouts, activism, spin-offs, recapitalizations, and agreed upon deals. The investments held in the Affiliated Funds are primarily highly liquid and marketable securities. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) The Company carries a portion of its TRA liability at fair value equal to the expected future payments under the TRA.

	As of December 31, 2023
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$75	$—	$—	$75
Exchange-traded funds	108	—	—	108
Investments – External Strategic Managers	7	—	164,077	164,084
Investments – Affiliated Funds (1)	—	—	—	1,627
Total	$190	$—	$164,077	$165,894

Liabilities:
Earn-out liability	—	—	63,444	63,444
TRA liability (3)	—	—	13,233	13,233
Earn-in consideration payable	$1,830	$—	$—	$1,830
Total	$1,830	$—	$76,677	$78,507
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
(2) The Company carries a portion of its TRA liability at fair value based on the expected future payments under the TRA.
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the Condensed Consolidated Statement of Operations. During the year ended December 31, 2023, there was one transfer from Level 3 to Level 1 of the earn-in consideration payable. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of March 31, 2024 and December 31, 2023:

	Level 3 Liabilities as of March 31, 2024
(Dollars in Thousands)	TRA liability	Earn-out liability	AWMS earn-out liability	Warrant liabilities	Total
Beginning balance	$13,233	$62,380	1,064	—	$76,677
Issuances	—	—	—	2,480	2,480
Settlements	—	—	—	—	—
Net gains/(losses)	(5,933)	(39,521)	(3)	340	(45,117)
Transfers out of Level 3	$—	$—	—	—	$—
Ending balance	$7,300	$22,859	1,061	2,820	$34,040

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Level 3 Liabilities as of December 31, 2023
(Dollars in Thousands)	TRA Liability	Earn-out Liability	AWMS earn-out liability	Earn-in consideration payable	Total
Beginning balance	$13,000	$91,761	—	$1,519	$106,280
Issuances	—	—	2,721	—	2,721
Settlements	—	—	—	—	—
Net (gains) losses	233	(29,381)	(1,657)	311	(30,494)
Transfers out of Level 3	$—	$—	—	$(1,830)	$(1,830)
Ending balance	$13,233	$62,380	1,064	$—	$76,677

	Level 3 Assets as of March 31, 2024
(Dollars in Thousands)	Investments – External Strategic Managers	Contingent Consideration Receivable	Total
Beginning balance	$164,077	$—	$164,077
Realized and Unrealized Gains (Losses)	(4,699)	—	(4,699)
Purchases	—	1,931	1,931
Ending balance	$159,378	$1,931	$161,309

	Level 3 Assets as of December 31, 2023
(Dollars in Thousands)	Investments – External Strategic Managers	Total
Beginning balance	$146,130	$146,130
Realized and Unrealized Gains (Losses)	$2,580	$2,580
Purchases	$15,367	$15,367
Ending balance	$164,077	$164,077

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of March 31, 2024

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$159,378	Discounted Cash Flow	Discount rate	19.5% -29%	Lower
			Long-term growth rate	4.0%	Higher
Contingent consideration receivable	$1,931	Monte Carlo	Risk-free rate	3.9%	Higher
			Volatility	30.5%	Lower
			Credit spread	2.0%	Lower
Level 3 Liabilities:
TRA liability	$7,300	Monte Carlo	Volatility	40.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	13.1% - 14.0%	Lower
			Equity risk premium	7.2% - 13.5%	Lower
Earn-out liability	$22,859	Monte Carlo	Volatility	40.0%	Higher
			Risk-free rate	4.3%	Higher
AWMS earn-out liability	$1,061	Monte Carlo	Volatility	14.0%	Higher
			Risk-free rate	0.9%	Higher
			Revenue Discount Rate	3.0%	Lower
			Liability Discount Rate	4.7%	Lower
Warrant liabilities	$2,820	Black-Scholes-Merton model	Volatility	40.0%	Higher
			Risk-free rate	4.2%	Higher

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2023

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$164,077	Discounted Cash Flow	Discount rate	21.5% -29.0%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$13,233	Monte Carlo	Volatility	40.0%	Lower
			Correlation	20.0%	Higher
			Cost of debt range	4.1% - 5.1%	Lower
			Equity risk premium	7.4% - 13.1%	Lower
Earn-out liability	$62,380	Monte Carlo	Volatility	40.0%	Higher
			Risk-free rate	3.9%	Higher
AWMS earn-out liability	$1,064	Monte Carlo	Revenue Volatility	14.0%	Higher
			Risk-free rate	1.1%	Higher
			Revenue Discount Rate	3.5%	Lower
			Liability Discount Rate	5.6%	Lower
			Deferred Payment Liability Discount Rate	5.3%	Lower
(8)Equity Method Investments
As of March 31, 2024 and December 31, 2023, the Company had $12.1 million and $14.2 million, of equity method investments recorded within equity method investments on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $0.0 million and $0.3 million, respectively, of impairment on its equity method investments. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. The Company assesses for indicators of impairment every quarter utilizing a number of factors, including market conditions. For the three months ended March 31, 2024, and March 31, 2023, the Company did not recognize any impairment to these assets.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)Investments
The Company’s investments include Investments at fair value and Equity method investments.

Investments at fair value consist of investments for which the fair value option has been elected. The primary reasons for electing the fair value option are to:
•reflect economic events in earnings on a timely basis;
•mitigate volatility in earnings from using different measurement attributes; and
•address simplification and cost-benefit considerations
Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition or at other eligible election dates. Changes in the fair value of such instruments are recognized in Loss on investments in the Condensed Consolidated Statement of Operations.
The Cost and Fair Value of Investments as of March 31, 2024 and December 31, 2023 are presented below:

	As of March 31, 2024		As of December 31, 2023
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$117	$103	$93	$75
Exchange-traded funds	115	126	105	108
TIG Arbitrage Associates Master Fund	482	503	482	500
TIG Arbitrage Enhanced Master Fund	179	226	179	231
TIG Arbitrage Enhanced	—	—	682	776
Arkkan Opportunities Feeder Fund	111	127	111	119
Arkkan Capital Management Limited	20,062	24,912	20,062	24,822
Zebedee asset management	68,913	70,818	68,913	69,454
Romspen Investment Corporation (1)	72,523	63,648	72,523	69,802
Total Investments at fair value	$162,508	$160,469	$163,157	$165,894

Equity method investments:
Real estate equity method investments	$7,511	$7,511	$9,311	$9,311
Wealth management - investment advisory	$2,549	$2,549	$2,505	$2,505
Carried interest vehicles	$2,077	$2,077	$2,378	$2,378
Total Equity method investments	12,137	12,137	14,194	14,194

Total	$174,645	$172,606	$177,351	$180,088
(1) The fair value of this investment is reported on a one-month lag from the fund financial statements due to timing of the information provided by the fund and third-party entity unless information is available on a more timely basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts.
The Company’s Investments at fair value include unrealized gains (losses) and realized gains (losses) in the Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The breakdown of unrealized gains (losses) and realized gains (losses) on Investments at fair value for the relevant periods are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Gains (Losses) on Investments at FV:
Realized gains (losses)	$3	$(5,685)
Unrealized gains (losses)	(4,657)	3,779
Total gains (losses) on Investments at fair value	$(4,654)	$(1,906)
(10)Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of March 31, 2024
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	25.4	$183,361	$(9,149)	$174,212
Investment management agreements	19.7	6,669	(4,582)	2,087
Trade names	10.0	11,078	(1,780)	9,298
Acquired internally developed software	5.0	1,000	(250)	750
Total amortized intangible assets		202,730	(16,383)	186,347
Non-amortized intangible assets (1)
Investment management agreements		245,900	—	245,900
Total intangible assets		$448,630	$(16,383)	$432,247

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

(2) Gross carrying amounts related to the Company’s intangible assets include foreign currency translation differences of $1.1 million during the three months ended March 31, 2024.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2023
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (3)	Impairment	Disposal	Held for Sale	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	25.3	$186,832	$—	$(254)	$(2,128)	$(7,180)	$177,270
Investment management agreements (1)	19.6	100,269	(50,283)	—	(43,299)	(4,545)	2,142
Trade names	10	14,945	(2,635)	—	(1,231)	(1,514)	9,565
Acquired internally developed software	5	1,000	—	—	—	(200)	800
Other intangible asset	0	622	—	—	—	(622)	—
Total amortized intangible assets		303,668	(52,918)	(254)	(46,658)	(14,061)	189,777
Non-amortized intangible assets (2)
Investment management agreements		245,900	—	—	—	—	245,900
Total intangible assets		$549,568	$(52,918)	$(254)	$(46,658)	$(14,061)	$435,677
(1) During the year ended December 31, 2023, the Company deconsolidated AHRA (See Note 3 (Business Combinations and Divestitures)) and as a result, recorded an impairment charge of $29.4 million to the carrying value of AHRA’s investment advisory agreement with Home REIT, which is recorded in the line item Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. On January 9th, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of March 31, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change. The disposal completed on March 6, 2024. As a result, during the year ended December 31, 2023, AlTi recognized an intangible asset impairment charge of $23.5 million in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. As of the three months ended March 31, 2024, a gain on disposal of $0.2 million was recognized in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.
(2) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.
(3) Gross carrying amounts related to the Company’s intangible assets include foreign currency translation differences of $7.4 million during the year ended December 31, 2023.
Amortization expense of approximately $2.3 million and $4.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively, were recognized.
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of March 31, 2024
2024	$6,954
2025	9,272
2026	9,272
2027	9,272
2028 and beyond	151,577
Total	$186,347

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(11)Other assets, net and Other liabilities, net
The following table provides a reconciliation of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of March 31, 2024	As of December 31, 2023
Fixed assets, net:
Leasehold improvements	$5,418	$4,978
Office equipment and furniture	2,759	3,489
Foreign currency translation difference	(243)	(270)
Accumulated depreciation and amortization	(5,277)	(5,665)
Fixed assets, net	2,657	2,532
Accrued income	11,943	17,124
Prepaid expenses	10,377	8,045
Sundry receivables	7,232	5,664
Other receivables	15,594	12,204
Other assets	5,937	2,613
Other assets, net (1)	$53,740	$48,182

(1) As of March 31, 2024 and December 31, 2023, these amounts include $8.4 million and $6.7 million, respectively, in receivables due from related parties. See Note 16 (Related Party Transactions) for further details.

The following table provides a reconciliation of Other liabilities, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of March 31, 2024	As of December 31, 2023
AWMS deferred cash consideration	6,752	7,135
Payroll Taxes	5,749	—
Payroll	—	5,202
Sundry	3,182	3,422
Other	7,526	6,709
Other Liabilities, net (1)	23,208	22,467
(1) As of March 31, 2024 and December 31, 2023, these amounts include $0.5 million and $0.0 million, respectively, in liabilities due to related parties. Additionally, certain reclassifications have been made during the current period and are no longer comparable to the year ended December 31, 2023. See Note 16 (Related Party Transactions) and Note 2 (Summary of Significant Accounting Policies), respectively, for further details.
(12)Leases
The Company adopted ASC 842 as of January 1, 2022, on a modified retrospective basis with no cumulative adjustment to equity as of the adoption date. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2022 under ASC 842. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Since January 1, 2022, the Company’s operating leases, excluding those with terms less than 12 months, have been discounted and recorded as assets and liabilities on the Company’s Condensed Consolidated Statement of Financial Position. The Company primarily has non-cancellable operating leases for office spaces across various countries. We categorize leases as either operating or finance leases at the commencement date of the respective lease.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease costs are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Operating lease expense	$2,868	$1,926
Variable lease expense	555	437
Short-term lease expense	73	205
Total lease expense	$3,496	$2,568
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Operating cash flow information:
Operating cash flow from operating leases	$2,012	$1,666
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	1,303	214
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of March 31, 2024	As of December 31, 2023
Weighted-average remaining lease term	11.92	11.94
Weighted-average discount rate	6.18%	6.22%
Future minimum lease payments for the Company’s operating leases as of March 31, 2024, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2024	$6,053
2025	8,574
2026	7,522
2027	6,869
2028	6,113
2029 and beyond	53,586
Total lease payments	88,717
Less: Imputed interest	31,241
Present value of lease liabilities	$57,476

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(13)Goodwill, net
The following tables provide a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position as of March 31, 2024 and December 31, 2023, respectively.

(Dollars in Thousands)	Strategic Alternatives As of March 31, 2024	Wealth Management As of March 31, 2024	Total
Beginning Balance
Gross goodwill	$90,480	$321,154	$411,634
Net goodwill:	$90,480	$321,154	$411,634

Currency translation and other adjustments	(1,806)	(1,619)	(3,425)
	$(1,806)	$(1,619)	$(3,425)
Ending Balance
Gross goodwill	$88,674	$319,535	$408,209
Net goodwill	$88,674	$319,535	$408,209

(Dollars in Thousands)	Strategic Alternatives As of December 31, 2023		Wealth Management As of December 31, 2023	Total
Beginning Balance
Gross goodwill	$232,429	$—	$298,118	$530,547
Net goodwill:	$232,429		$298,118	$530,547

Goodwill acquired during the period	$—		$18,972	$18,972
Impairment charges	(153,859)		—	(153,859)
Currency translation and other adjustments	11,910	—	4,064	15,974
	$(141,949)		$23,036	$(118,913)
Ending Balance
Gross goodwill	$90,480		$321,154	$411,634
Net goodwill	$90,480		$321,154	$411,634

During the three months ended March 31, 2024, no triggering events were identified, and no impairment charge was recognized on goodwill from acquisitions.

During the year ended December 31, 2023, the Company evaluated as of September 30, 2023 whether circumstances existed, indicating that the fair value of its reporting units may have declined to an amount lower than the carrying value of goodwill recorded on its Consolidated Statement of Position as of that date. The Company considered a variety of factors, including the impact of prevailing market conditions, persistently high interest rates and uncertainties caused by inflation and certain world events as well as the recent actions taken by the Company to restructure and reposition certain of the businesses within its reporting units. Based on the evaluation of these factors, the Company concluded that triggering events had occurred during the period that required the Company to assess whether the goodwill allocated to its Strategic Alternatives segment was impaired. Accordingly, the Company performed a goodwill impairment test, which compared the estimated fair value of the Strategic Alternatives reporting unit to its carrying value. The Company utilized the discounted cash flow method under the income approach and the Guideline Public Company Method (“GPCM”) under the market approach, in equal weightings, in determining a fair value for the reporting unit. The results of the impairment test performed at September 30, 2023 indicated that the carrying value of the Strategic Alternatives

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

reporting unit exceeded its estimated fair value by $153.6 million. Consequently, the Company recognized a goodwill impairment charge for this amount.

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
(14)Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024			As of December 31, 2023
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)	Debt Outstanding	Net Carrying Value(1)	Fair Value (2)
Credit Agreement
Term Loans	$61,492	$57,655	$61,492	95,000	92,603	95,000
Revolving Credit Facility	126,008	126,008	126,008	93,750	93,750	93,750
Total Debt	$187,500	$183,663	$187,500	$188,750	$186,353	$188,750
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loans and Revolving Credit Facility approximates carrying value as of March 31, 2024 and December 31, 2023. The fair value is categorized as Level 3 under ASC 820.
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

The Term Loans and Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan is subject to quarterly amortization payments and will mature on January 3, 2028. The Revolving Credit Facility will terminate on January 3, 2028. As of March 31, 2024, unfunded commitments on the Revolving Credit Facility amounted to $14.0 million, and the weighted-average interest rate on the outstanding borrowings of this facility was 9.5%. As of December 31, 2023, unfunded commitments on the Revolving Credit Facility amounted to $16.3 million, and the weighted-average interest rate on the outstanding borrowings of this facility was 9.0%. As security for the Term Loans and Revolving Credit Facility, the borrower and the guarantors thereunder have pledged substantially all of their assets, subject to agreed-upon exclusions. The guarantor group consists of the Company’s U.S. and non-U.S. subsidiaries, subject to an agreed-upon materiality threshold. As of March 31, 2024 and December 31, 2023, total outstanding debt, net of unamortized deferred financing costs amounted to $183.7 million and $186.4 million, respectively.

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
Third Amendment to Credit Agreement

On February 22, 2024, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment amends and restates the Credit Agreement in its entirety to, among other things:
•provide for and permit that the investments in the Company being made by Allianz Strategic Investments S.à.r.l. (“Allianz”) and Constellation are not required to reduce amounts outstanding under the facility;
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As required by accounting standards, the Company has performed an assessment based on its current operations and capital structure of its ability to generate sufficient cash flows to meet its financial obligations for one year subsequent to the financial statement issuance date, based on conditions known and reasonably knowable as of the financial statement issuance date. Management has performed this required assessment as of May 10, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months.

Management’s assessment is subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control including the impact of the macroeconomic environment, and that are difficult to predict as to timing, extent, likelihood, and degree of occurrence, and that could cause actual results to differ from estimates and forecasts, potentially materially. Based upon the results of Management’s assessment, these interim unaudited condensed consolidated financial statements have been prepared on a going concern basis. The interim unaudited condensed consolidated financial statements do not include any adjustments that could result from the outcome of the aforementioned risks and uncertainties.
Contractual maturities of the Term Loans as of March 31, 2024, are set out in the table below:

(Dollars in Thousands)	Aggregate Maturities
Rest of 2024	$3,750
2025	$7,500
2026	$10,000
2027	$10,000
2028	$30,242
Total	$61,492
Debt is prepayable without penalty prior to maturity. Borrowings under the Revolving Credit Facility are due and payable on the termination date or an earlier date at the Company’s discretion.

Constellation Transaction

In connection with the Constellation Transaction, the Company evaluated the Constellation Warrants in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to a Change of Control adjustment which would preclude equity classification as the Constellation Warrants would no longer be a fixed-for-fixed option.

The Constellation Warrants meet the definition of a derivative and are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Measurement. As of March 31, 2024, the Constellation Warrants of $2.8 million are recorded in the line item Warrant liabilities at fair value on the Company’s Condensed Consolidated Statement of Financial Position. For the three months ended March 31, 2024, the change in fair value of the Constellation Warrants are $(0.3) million and are recorded in the line item Loss on warrant liability in the Condensed Consolidated Statement of Operations.
(15)Retirement Plans
The Company sponsors a defined–contribution 401(k) plan for the benefit of its employees. The plan allows employees to contribute a percentage of their salary subject to certain limitations, set forth by the Internal Revenue Service, on a pretax basis. At its discretion, the Company can make profit sharing plan contributions to the participants accounts. The Company’s contributions for the three months ended March 31, 2024 and March 31, 2023 were $1.0 million and $0.8 million, respectively, of which $0.8 million was payable as of March 31, 2024, and is included in Accounts payable and accrued expenses on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	For the Three Months Ended
	March 31, 2024	March 31, 2023
Plan Contributions	$1,015	$814

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(16)Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of March 31, 2024	As of December 31, 2023
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$594	$712
Due from Equity Method Investees	Other assets	$7,784	$5,948
Due from Alvarium related fee arrangements	Fees receivable, net	$326	$247
Due from TIG related fee arrangements	Fees receivable, net	$873	$15,822

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other Liabilities	$(517)	$—
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(24,933)	$(17,607)
Delayed share purchase agreement	Delayed share purchase agreement	$—	$(1,818)
Delayed share purchase agreement	Accrued compensation and profit sharing	$—	$(282)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liability, at fair value	$(22,859)	$(62,380)
AWMS earn-out liability	Earn-out liability, at fair value	$(1,061)	$(1,064)
AWMS deferred cash contribution	Other liabilities	$(6,752)	$(7,135)
Due to Equity Method Investees	Other liabilities	$(1,406)	$(1,277)

Shareholders' Equity
Delayed share purchase agreement	Additional paid-in capital	$40	$(1,178)

Due from TWMH Members

Certain TWMH Members were offered promissory notes to pay their estimated federal, state and local withholding taxes owed by such members, which constitute loans to members. Promissory notes totaling $1.5 million were issued by the Company in 2020, 2021 and 2022, and bear interest at an annual rate of three and one quarter percent (3.25%). Of these, certain promissory notes totaling $1.1 million included a forgiveness of debt provision. If at each of the first five one-year anniversaries of February 15, 2023, the members’ employment relationship has not been terminated for any reason, an amount equal to twenty percent (20%) of the principal and accrued interest, shall be forgiven. Upon termination of employment, any outstanding amount of loan not forgiven becomes due within 30 days. The additional notes totaling $0.4 million were paid back in full to the Company as of December 31, 2022.

For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $58 thousand and $66 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condition. As of March 31, 2024 and December 31, 2023, the balance of loans to members were $0.6 million and $0.7 million, respectively.

Delayed Share Purchase Agreement

On July 28, 2023, the Company amended the delayed shared purchase agreement for the shares of Tiedemann International Holdings, AG, which are owned by an executive and shareholder of the Company. The amendment adjusted the purchase price from $2.2 million in cash to $2.1 million in cash and $1.2 million in the Company’s Class A Common Stock. The cash purchase price has been recognized in the Condensed Consolidated Statement of Financial Condition as Delayed share purchase agreement and Accrued compensation and profit sharing. On March 25, 2024, the TIH SPA was fully paid. As of December 31, 2023, the delayed share purchase agreement liability was reported as $1.8 million and the portion of the Delayed share purchase agreement reported in Accrued compensation and profit sharing was $0.3 million. The stock purchase price was recognized in the Consolidated Statement of Financial Condition as additional paid-in capital. As of December 31, 2023, the portion of the delayed share purchase agreement reported in Additional paid-in capital was $1.2 million.

For the three months ended March 31, 2024 the Company recognized $40.0 thousand of stock and cash compensation associated with the delayed share purchase agreement within Compensation and employee benefits expense on the Condensed Consolidated Statement of Operations.

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

For the three months ended March 31, 2024, the Company recognized $0.2 million in Management/advisory fees, $(1.0) million in Other income/fees and $6 thousand in Interest and dividend income (expense) from equity method investees on the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2023, the Company recognized $0.8 million in Management/advisory fees, $0.8 million in Compensation and employee benefits, $0.1 million in Other income/fees and $22 thousand in Interest and dividend income (expense) from equity method investees on the Condensed Consolidated Statement of Operations.

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

The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability as of March 31, 2024 and December 31, 2023 was $24.9 million and $17.6 million, respectively. As of March 31, 2024 and December 31, 2023, the Company carried $7.3 million and $13.2 million, respectively, of its TRA Liability at fair value, as it is contingent consideration from the Business

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Combination. The remaining portion related to the TRA exchange of $17.6 million and $4.4 million as of March 31, 2024 and December 31, 2023, respectively, is recorded at its carrying value. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized a loss of $5.9 million and $0.1 million, respectively, which is recorded in Gain (loss) on TRA in the Condensed Consolidated Statement of Operations.

On August 31, 2023, holders of Class B Common Stock exchanged a portion of such Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged a portion of such Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. For the three months ended March 31, 2024, the Company made tax payments on behalf of and cash distributions to Class B Units holders related to the TRA of $40 thousand.

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of March 31, 2024 and December 31, 2023, the fair value of the Business Combination Earn-out Liability was $22.9 million and $62.4 million, and is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized the change in fair value of $(39.5) million and $(29.2) million, respectively, which is recorded in Gain (loss) on earnout liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of March 31, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. For the three months ended March 31, 2024, the Company recognized the change in fair value of $(3.0) thousand, which is recorded in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Consolidated Statement of

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Condition as Fees Receivable, net. As of March 31, 2024 and December 31, 2023, fees due from Alvarium related fee arrangements were $0.3 million and $0.2 million, respectively. Additionally, as of March 31, 2024 and December 31, 2023, management and incentive fees receivable due from TIG related fee agreements were $0.9 million and $15.8 million, respectively.
(17) Segment Reporting
The Company operates within two business segments: Strategic Alternatives and Wealth Management. See Note 1 (Description of the Business). Segment information is utilized by the Company’s chief operating decision maker, which is our Chief Executive Officer, to assess performance and to allocate resources.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accordingly, the Company presents segment information consistent with internal management reporting. See Note 1 (Description of the Business) and the table below for more detail on unallocated items. The following table presents the financial information for the Company’s segments for the periods indicated.

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024			March 31, 2023
Net Income by Segment	Strategic Alternatives Segment	Wealth Management Segment	Total	Strategic Alternatives Segment	Wealth Management Segment	Total
Revenue:						$
Management/advisory fees	$9,578	$36,646	$46,224	$14,976	$31,494	$46,470
Incentive fees	164	(1)	163	577	—	577
Distributions from investments	4,170	—	4,170	10,030	—	10,030
Other income/fees	69	186	255	932	38	970
Total income	$13,981	$36,831	$50,812	$26,515	$31,532	$58,047
Operating Expenses:
Compensation and employee benefits	12,703	26,854	39,557	27,262	35,910	63,172
Systems, technology, and telephone	1,278	3,036	4,314	1,193	2,635	3,828
Sales, distribution, and marketing	369	396	765	250	276	526
Occupancy costs	1,135	2,342	3,477	1,205	1,975	3,180
Professional fees	4,851	6,519	11,370	12,257	10,627	22,884
Travel and entertainment	581	830	1,411	990	956	1,946
Depreciation and amortization	352	2,215	2,567	2,739	1,778	4,517
General, administrative, and other	1,167	852	2,019	454	978	1,432
Total operating expenses	$22,436	$43,044	$65,480	$46,350	$55,135	$101,485
Operating income (loss)	(8,455)	(6,213)	(14,668)	(19,835)	(23,603)	(43,438)
Other income (expenses):
Gain (loss) on investments	(4,154)	493	(3,661)	4,081	(1,013)	3,068
Gain (loss) on derivative	—	—	—	—	—	—
Gain (loss) on warrant liability	(170)	(170)	(340)	(6,471)	(6,471)	(12,942)
Gain (loss) on earn-out liability	19,760	19,694	39,454	(14,603)	(14,603)	(29,206)
Gain (loss) on TRA	2,967	2,966	5,933	41	40	81
Interest expense	(2,378)	(2,462)	(4,840)	(1,753)	(1,508)	(3,261)
Interest income	123	137	260	—	—	—
Other income	28	(58)	(30)	—	58	58
Income (loss) before taxes	7,721	14,387	22,108	(38,540)	(47,100)	(85,640)
Income tax (expenses) benefit	(328)	(35)	(363)	(2,325)	(2,325)	(4,650)
Net income (loss)	$7,393	$14,352	$21,745	$(40,865)	$(49,425)	$(90,290)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)
Assets by segment	As of March 31, 2024	As of December 31, 2023
Strategic Alternatives	$645,497	$676,196
Wealth Management	$654,441	$590,371
Total Assets	$1,299,938	$1,266,567
(18)Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Three Months Ended
	March 31, 2024		March 31, 2023
	Basic	Diluted	Basic	Diluted
Class A Shares	Included	Included	Included	Included
Class B Shares (1)	Excluded	If-converted method	Excluded	If-converted method
Series C Preferred Shares (2)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Warrants (3)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares	Excluded	Excluded	Excluded	Excluded
Vested RSUs	None outstanding	None outstanding	None outstanding	None outstanding
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Holbein Earn-In Shares (4)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.
(2) During the three months ended March 31, 2024, the Company issued Series C Preferred Shares and Warrants for Class A Shares. The Series C Preferred Shares are entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method.
(3) As mentioned in note 2, during the three months ended March 31, 2024, the Company issued Series C Preferred Shares and Warrants for Class A Shares. The Warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the Warrants are classified as liabilities and remeasured at fair value each period, application of the treasury stock method for calculation of diluted earnings per share includes reversing the income statement effect of the fair value remeasurement for the period.
(4) During the third quarter of 2023, the Company modified the Holbein Earn-In shares arrangement such that the settlement of the Earn-In shares would be in shares at each service period. As of March 31, 2024, the service periods related to the Holbein Earn-In shares had not been completed, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three months ended March 31, 2024 and March 31, 2023. However, in calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the three months ended March 31, 2024 and March 31, 2023. For the three months ended March 31, 2024 and March 31, 2023, the Holbein Earn-In shares were excluded from the Company’s diluted earnings per share calculation as the Earn-In shares were classified as contingently issuable common shares. The key terms of the Holbein Earn-Ins are discussed in Note 5 (Equity-Based Compensation).

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

	For the Three Months Ended
(Dollars in Thousands, except share data)	March 31, 2024	March 31, 2023
Net income (loss) attributable to controlling interest - basic	$25,228	$(68,740)
Net income (loss) available to the Company - diluted	$21,745	$(68,740)
Weighted-average shares of Class A Common Stock outstanding - basic	66,718,427	57,546,811
Weighted-average shares of Class A Common Stock outstanding - diluted	120,561,316	57,546,811
Income (loss) per Class A Common Stock - basic	$0.38	$(1.19)
Income (loss) per Class A Common Stock - diluted	$0.18	$(1.19)
The following potentially dilutive instruments were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Class B Common Stock and Class B Units	—	55,032,961
Warrants	1,533,333	20,399,877
Earn-outs	10,396,318	10,396,318
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
As of March 31, 2024 and December 31, 2023, the liability associated with the TRA was approximately $24.9 million and $17.6 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of March 31, 2024 and December 31, 2023, the Company carried $7.3 million and $13.2 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella For shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests to the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged 4,954,518 Class B Paired Interests with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction.
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
As of March 31, 2024, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $24.9 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Business Combination Earn-out

Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of March 31, 2024 and December 31, 2023, the fair value of the earn-out shares was $22.9 million and $62.4 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of March 31, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million, respectively, is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of March 31, 2024 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

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

On October 6, 2023, a pre-action letter of claim was received by AFM UK and ARE asserting potential claims against those entities relating to the above matters (a pre-action letter of claim is required to be sent by a claimant to a potential defendant under the Practice Direction on Pre-Action Protocols and Conduct contained in the United Kingdom’s Ministry of Justice Civil Procedure Rules prior to a claimant commencing litigation in the UK). This relates to the historic management of Home REIT by certain legacy Alvarium entities. The pre-action letter was sent by a law firm acting on behalf of a group of current and former shareholders in Home REIT and, in addition to AFM UK and ARE, was addressed to Home REIT and its directors. The pre-action letter does not provide details of amounts being claimed from any of the potential defendants (whether jointly or severally), and it is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though they may potentially be material to the Company. If any litigation or other action is commenced by current and/or former shareholders of Home REIT against AFM UK and/or ARE, we intend to defend ourselves in any such matters vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation.

On April 12, 2024, pre-action letters of claim were received by AFM UK and ARE from solicitors acting for Home REIT and its directors. This relates to the historic management of Home REIT by certain legacy Alvarium entities. In the letters, Home REIT and its directors state their intention to bring claims against those entities: (i) for a 100% contribution to any losses incurred by Home REIT or its directors if current or former shareholders in Home REIT issue claims against them as outlined in the preceding paragraph; and (ii) on a standalone basis, for losses they assert have been incurred by Home REIT as a result of: alleged breaches of contractual, tortious and fiduciary duties, unlawful means conspiracy and deceit by AFM UK and/or AHRA, and, in the case of ARE, they assert that ARE is liable to Home REIT for any actions or omissions of AHRA under the UK’s appointed representative regime. The pre-action letters do not provide details of the overall amounts being claimed from either AFM UK or ARE (whether jointly or severally), and it is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though they may potentially be material to the Company. If any litigation or other action is commenced by Home REIT and/or its directors against AFM UK and/or ARE, we intend to defend ourselves in any such matters vigorously. However, if any claims were commenced, we would anticipate that such claims

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation.
HLIF is a private fund which pursues a similar investment strategy to Home REIT, and which we are in the process of transitioning to a new manager. In the period from June 30, 2022 to December 31, 2023, the estimated value of its underlying real estate investment portfolio declined by approximately 50%, due to a decrease in the timely collection of rents on the underlying portfolio, but also due to higher interest rates and other macro-economic factors. HLIF is managed by AFM UK as its AIFM and ‘authorized corporate director’ and is advised by SHIA. Like AHRA, SHIA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE.

In February 2024, the UK FCA commenced investigations into the historic performance of certain group entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations relate to the historic management of Home REIT and/or HLIF by certain legacy Alvarium entities. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entities breached other FCA rules and/or principles. We no longer provide services to Home REIT and are in the process of transitioning the management of HLIF. Once this is completed, the legacy Alvarium companies that provided these services will cease operating. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material to the Company. We intend to cooperate fully with the UK FCA as it conducts the investigations. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.
(20)Equity
Class A Common Stock

As of March 31, 2024 and December 31, 2023, there were 71,064,411 and 65,110,875, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both March 31, 2024 and December 31, 2023. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of March 31, 2024 and December 31, 2023, there were 48,265,195 and 53,219,713, respectively, shares of Class B Common Stock outstanding.

Series C Preferred Stock

In connection with the Constellation Transaction, the Company issued 115,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position as they are not mandatorily redeemable as of March 31, 2024.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(21)Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to March 31, 2024 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

East End Advisors Acquisition

On April 1, 2024, the Company entered into a membership interest purchase agreement to acquire 100% of the interest in East End Advisors, LLC from EEA Holding Company, LLC. The initial purchase price was $76.4 million. EEA Holding Company, LLC is entitled to future payments over the next five years based on future earnings of East End Advisors, LLC. The Company is in the process of assessing its accounting for the transaction.

Pointwise Acquisition

On May 9, 2024, the Company closed its acquisition of the remaining 50% of the issued share capital of Pointwise Partners Limited (“Pointwise”). The Company previously owned 50% of the shares in Pointwise and equity method accounted for it as a joint venture. An estimated purchase price of $7.0 million was calculated prior to the closing date. 50% of the purchase price will be payable in cash in two installments with the remaining 50% being payable in the Company’s shares.

FOS Disposal

On November 6, 2023, the Company entered into an agreement to sell FOS, which is part of the Company’s Wealth Management segment, for a total consideration, net of selling costs, of approximately $18.8 million. The total consideration will be paid in two installments the first of which amount to $20.1 million and was received on May 8, 2024 and a second payment, that is estimated to be $0.1 million within 10 days of the agreement of the completion accounts. The Company is expecting to incur costs of $1.4 million in relation to this transaction, of which $0.5 million has been paid to date.

Envoi Acquisition

On May 8, 2024, the Company entered into a purchase agreement to acquire substantially all the assets of Envoi, LLC (“Envoi”). The initial purchase price will be approximately $25.2 million, and the transaction is expected to close on July 1, 2024. Certain Envoi members are entitled to additional installment amounts over the next four years, calculated in accordance with revenue-based formulas.

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
•we manage or advise approximately $71.0 billion in combined assets as of March 31, 2024;
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
Our business is global, with approximately 460 professionals operating in 21 cities in 10 countries across three continents as of March 31, 2024. Following the sales of the FOS and LRA businesses, we will have approximately 410 professionals, and the cities and countries in which we operate will be reduced by one, to reflect our exit from Isle of Man. See Note 3 (Business Combinations and Divestitures).

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
•Distributions from investments are generated from the equity interests we have in the three external managers pursuant to which we are entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. We receive distributions from its External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. The management component of the distributions is recurring in nature, while the incentive portion is more susceptible to impact from exogenous factors.
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
Strategic Alternatives Fees
Fund Management Fees
We earn management fees in our Strategic Alternatives segment through our alternatives platform (compensation for internal fund management and advisory services), private real estate fund management and private real estate recurring fees. The management fees for the alternatives platform are approximately 0.75% to 1.5% of the net asset value of the funds’ underlying investments.

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
Real Estate Fund
We generate income from managing and advising a private real estate investment fund. Our fees from managing and advising this vehicle are contained in management and advisory contracts relating to the relevant fund and are typically calculated on a sliding scale of percentages of the asset value, market capitalization or the investor capital of the relevant fund as applicable.

Market Trends and Business Environment

Our business is directly and indirectly affected by conditions in the financial markets and economic conditions, particularly in the U.S. and to a lesser extent in Europe, and Asia. Our business is also sensitive to current and expected interest rates, as well as the currency markets.

After significant market gains in 2023, Q1 2024 continued the pattern of strong equity market performance. The S&P 500 and the MSCI All Country World Index increased by 10.6% and 8.3% total return, respectively, over the quarter, after rising by 26.3% and 22.8% total return, respectively, for the year 2023. Government fixed income markets in Q1, however, came under modest pressure as yields rose and bond prices fell. The Bloomberg U.S. Aggregate Bond Index declined by 0.8% in Q1 2024, while the Barclays Global Aggregate Index rose a modest 0.1% over the same time frame. While Government bond prices had a more volatile start to the year, it is noteworthy that credit conditions in the US continued to improve with credit spreads — the extra yield over Treasuries that corporate bonds must pay to compensate for extra risk — continued to narrow, resulting in the US High Yield index (iShares IBoxx $HY) index rising by 1.5% over the quarter.

The catalysts for recent market stock market strength have been a combination of factors, including: the US economy continuing to show solid economic growth, which bodes well for earnings growth as the year progresses. The US stock market also benefits from the trend of generative AI, as close to 30% of its shares are represented by leading technology companies, that are both investing in and likely to continue to benefit from monetization of this innovation over time. There are also signs that other parts of the global economy are recovering, with economic growth improving in China, with Q1 GDP up 5.3% annualized on the quarter. The euro zone economy also grew by more than expected in the first quarter of 2024, buoyed by a return to growth for Germany and strong expansion in Spain. Gross domestic product increased by 0.3% quarter-on-quarter for a 0.5% year-on-year rise, compared with market expectations that both would expand by 0.2%.

Stock market gains in Q1 have come even though inflation prints in the US have generally come in above expectations, leading investors to moderate expectations for when the Fed Reserve will be able to reduce short end US interest rates this year. These higher inflation prints, and the expected large size of the US fiscal deficit help explain why US government bond yields have risen this year. In contrast, better disinflationary data in Europe and to some extent the UK have helped the Central Bank of these economies signal that rates will likely be reduced, by mid-year. The divergent outlook for easing in policy interest rates has had an impact on currencies with the US Dollar Index up 3.1% to the end of Q1. This has partially impacted the returns from our international portfolios, translated back into US dollars as the Euro and Sterling have declined by 2.3% and 0.9%, respectively versus the US dollar in the first quarter.

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

In our Strategic Alternatives segment, the majority of our fees are derived from alternative funds which are structured to have low correlation to equity and fixed income markets and in some cases benefit in times of market stress. In particular, our European long-short equity and Asian Credit manager continue to perform well in the first quarter. With respect to incentive fees earned by our event-driven strategy, US GAAP only permits recognition of such fees when they are fully crystallized, which typically occurs in the fourth quarter of each year.

Still high interest rates continue to have an impact on our public and private real estate assets. The higher cost of capital environment, ongoing increases in costs of construction and generally stagnating real estate prices are negatively impacting some of the real estate segments in which we operate. These declines impact the level of management fees that we earn. In addition, following completion of the sale of LXi REIT Advisors during the first quarter, the level of management fees we earn from public real estate will decline in future periods. On the private real estate side, the more difficult market and interest rate conditions may reduce the ultimate return expected from some of these investments. It is important to note that these assets are utilized in conjunction with longer-term investment strategies and are not subject to daily market pricing. Given the uncertainty in outlook, and the potential for diminution in value at realization, we modified our billing methodology for certain of our private real estate holdings, which will result in lower fees earned, until monetization.

We currently do not hedge corporate currency risk associated with client portfolio and investor holdings across global markets. Hence, as we report our revenues in U.S. dollars, the translation impact from changes in the value of currencies outside the U.S. dollar can impact our results in any given financial reporting period.

We believe that the combination of our Wealth Management and Strategic Alternatives segments differentiates us from pure-play firms in both sectors and provides a growing base of recurring and diversified revenues. Since the Business Combination, total AUM/AUA increased approximately 9%, and within our Wealth Management segment, these have grown 26% since the Business Combination.

In the first quarter of 2024, we generated revenues of $50.8 million. We believe these results, generated through a combination of strong market performance and organic client wins, are starting to reflect the power of our franchise, which we believe will continue to flow to an improved bottom line as we look forward to the remainder of 2024. Adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was $6.8 million for the period ended March 31, 2024.

We have continued to right-size the organization, simplify our business lines, and initiate processes to reduce the number of our regulated entities, while securing important client wins and adding key revenue-generating talent. Since the beginning of the year, we have reported AUM/AUA growth amidst a volatile market environment.

Our core businesses continue to perform well. Based on the new initiatives undertaken this year and those that we embarked on during 2023, we expect operating expenses to continue to trend downward in 2024. As these cost savings and other growth initiatives take hold next year, we would expect to see the impact of operating leverage drive improvements and greater consistency in our US GAAP results and Adjusted EBITDA. In addition, we believe that we will be able to deploy the capital raised from the investments from Allianz and Constellation to make accretive investments that will benefit our GAAP results and Adjusted EBITDA in 2024, and beyond.
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

The following table presents the non-US GAAP financial measures for the periods indicated:

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	March 31, 2024	March 31, 2023	$ Change
Revenues
Management/Advisory fees	$46,224	$46,470	$(246)
Incentive fees	163	577	(414)
Distributions from investments	4,170	10,030	(5,860)
Other income/fees	255	970	(715)
Total Revenues	50,812	58,047	(7,235)

Net income (loss)	21,745	(90,290)	112,035
Interest expense	4,840	3,261	1,579
Taxes	363	4,650	(4,287)
Depreciation & Amortization	2,567	4,517	(1,950)
EBITDA Reported	29,515	(77,862)	107,377

Stock based compensation (a)	6,490	5,838	652
Stock based compensation - Legacy (b)	(77)	24,697	(24,774)
Transaction expenses (c)	8,843	17,773	(8,930)
Change in fair value of warrant liability (d)	340	12,942	(12,602)
Change in fair value on investments (e)	(2,875)	(2,826)	(49)
Change in fair value of earn-out liability (f)	(39,454)	29,206	(68,660)
Organization streamlining cost (g)	2,544	1,067	1,477
Impairment (non-cash) (h)	60	—	60
Losses on EMI/Carried Interest (non-cash) (i)	393	—	393
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	1,039	—	1,039
Adjusted EBITDA	$6,818	$10,835	$(4,017)
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-transaction).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-transaction).
(c)Add-back of transaction expenses related to the Business Combination and subsequent business combinations/divestitures, including professional fees.
(d)Represents the change in fair value of the warrant liability.

(e)Represents the change in unrealized gains/losses related primarily to Investments held at fair value and and the TRA liability.
(f)Represents the change in fair value of the earn-out liability.
(g)Represents cost to implement organization change to derive cost synergy.
(h)Represents impairment of carried interest/equity method investments.
(i)Represents the amortization of the step-up in equity method investments.
(j)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's equity method investments.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc. AUM: $38.0 billion AUA: $71.0 billion

Wealth Management AUM: $35.4 billion AUA: $53.5 billion	Strategic Alternatives AUM: $2.6 billion AUA: $17.5 billion

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

The table below presents the change in our total AUM for our Wealth Management segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended
AUM	March 31, 2024	March 31, 2023
Beginning Balance:	$34,525	$27,961
New Clients, net	(198)	1,121
Cash Flow, net	(37)	624
Market Performance, net	1,583	702
Assets subject to change in billing methodology	(415)	—
Ending Balance:	$35,458	$30,408
Average AUM	$34,992	$29,185

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
The table below presents the change in our total AUA for our Wealth Management segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended
AUA	March 31, 2024	March 31, 2023
Beginning Balance:	$51,036	$42,541
Change	2,464	3,082
Ending Balance:	$53,500	$45,623
Average AUA	$52,268	$44,082

Strategic Alternatives - AUM/AUA

The Company’s Strategic Alternatives AUM/AUA includes the following:
•assets managed by the Alternatives platform, including by TIG Arbitrage $2.3 billion and $2.4 billion, respectively, and the External Strategic Managers (AUA $5.2 billion and $5.3 billion as of March 31, 2024 and December 31, 2023, respectively);
•Co-investment real estate advisory services, where we include the value of our private market direct and co-investment real estate investments (AUA $9.6 billion and $10.1 billion as of March 31, 2024 and December 31, 2023, respectively); and
•Assets managed in a private real estate investment fund (AUM $0.3 billion and $2.6 billion as of March 31, 2024 and December 31, 2023, respectively) from which we generate fee revenue. The Company’s reported value of these assets is either the net asset value or the market capitalization of the fund.

The table below presents the change in our total AUM/AUA by strategy and product for our alternatives platform for the periods indicated:

Alternatives Platform

(Dollars in Thousands)	AUM/AUA at January 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at March 31, 2024	Average AUM/AUA
TIG Arbitrage	$2,382	$(5)	$—	$83	$(201)	$(6)	$2,253	$2,318
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,194	$(57)	$—	$—	$—	$6	$2,143	$2,169
European Equities	$1,676	$26	$—	$14	$(26)	$(6)	$1,684	$1,680
Asian Credit and Special Situation	$1,388	$90	$—	$15	$(57)	$(17)	$1,419	$1,404
External Strategic Managers Subtotal	$5,258	$59	$—	$29	$(83)	$(17)	$5,246	$5,253
Total	$7,640	$54	$—	$112	$(284)	$(23)	$7,499	$7,571
(1) The fair value of this investment is reported on a one-month lag from the fund financial statements due to timing of the information provided by the fund and third-party entity unless information is available on a more timely basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts.

The table below presents the change in our total AUM/AUA for our Real Estate - Private funds for our Strategic Alternatives segment for the periods indicated:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2024	March 31, 2023
Beginning Balance:	$12,720	$14,130
Change	(2,747)	(1,308)
AUM/AUA at March 31, 2024*	$9,973	$12,822
Average AUM/AUA	$11,347	$13,476
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

Results of Operations

Consolidated Condensed Results of Operations – For the Three Months Ended March 31, 2024 and March 31, 2023

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	March 31, 2024	March 31, 2023	$ Change
Revenues
Management/advisory fees	$46,224	$46,470	$(246)
Incentive fees	163	577	(414)
Distributions from investments	4,170	10,030	(5,860)
Other income/fees	255	970	(715)
Total Revenues	50,812	58,047	(7,235)

Expenses
Compensation and employee benefits	39,557	63,172	(23,615)
Non-compensation expenses	25,923	38,313	(12,390)
Total Operating Expenses	65,480	101,485	(36,005)

Other income (expenses)	36,776	(42,202)	78,978
Net loss before taxes	22,108	(85,640)	107,748
Taxes	(363)	(4,650)	4,287
Net (loss) income	$21,745	$(90,290)	$112,035
Revenue

Management/Advisory fees. The decrease in management and advisory fees of $(0.2) million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was driven primarily by lower management fees in our Strategic Alternatives, reflecting lower AUM in that segment, offset by higher management fees in Wealth Management, in line with higher year over year AUM.

Incentive fees. The decrease in incentive fees of $(0.4) million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was driven by lower performance of investments held in Strategic Alternatives in the current period.

Distributions from investments. The decrease in distributions from investments of $(5.9) million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was driven by lower incentive fee distributions from the European equities strategy in Strategic Alternatives in the current period. Prior year performance was particularly strong for that strategy, resulting in significant incentive fees in the prior period. Management fee distributions, which represented 64% of distributions from investments for the three months ended March 31, 2024 and 24% for three months ended March 31, 2023, were essentially consistent period over period in dollar value.

Other fees / income. The decrease in other fees / income of $(0.7) million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by lower transactional income in Strategic Alternatives in the current period, which generated $0.8m of Other fees for the three months ended March 31, 2023 and no revenue for the three months ended March 31, 2024.

Expenses

Compensation Expense. The decrease in compensation expense of $(23.6) million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by $24.7 million of non-cash stock based compensation related to both legacy TWMH and Alvarium incentive plans as well as the issuance of AlTi equity following the Business Combination during the three months ended March 31, 2023.

Non-compensation Expense. The decrease in non-compensation expenses of $(12.4) million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by $11.4 million in professional fees incurred during the three months ended March 31, 2024 compared to $22.9 million in professional fees incurred during the three months ended March 31, 2023.

Other income (expenses)

The increase in other income (expenses) of $79.0 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by a gain of $39.5 million related to the change in fair value of earn-out liabilities as a result of share price changes during the three months ended March 31, 2024 compared to a $(29.2) million loss related to the change in fair value of earn-out liabilities as a result of share price changes and a $(12.9) million loss related to the exchange of warrants into common stock during the three months ended March 31, 2023.

Taxes

The Company's effective tax rate was 1.6% for the for the three months ended March 31, 2024 compared to (5.4)% for the three months ended March 31, 2023. The difference in the effective tax rate is primarily driven by the legal entity organizational changes which occurred on account of the Business Combination, the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, nondeductible professional fees incurred in connection with the Business Combination, and the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K.
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

The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended
	March 31, 2024			March 31, 2023
(Dollars in Thousands, except share data)	Strategic Alternatives Segment	Wealth Management Segment	Total	Strategic Alternatives Segment	Wealth Management Segment	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$7,720	$14,388	$22,108	$(38,540)	$(47,100)	$(85,640)
Stock based compensation (a)	1,222	5,268	6,490	198	5,640	5,838
Stock based compensation - Legacy (b)	(39)	(38)	(77)	13,148	11,549	24,697
Transaction expenses (c)	4,620	4,223	8,843	9,218	8,555	17,773
Change in fair value of warrant liability (d)	170	170	340	6,471	6,471	12,942
Changes in fair value of (gains)/losses on investments (e)	103	(2,978)	(2,875)	(3,347)	521	(2,826)
Change in fair value of earn-out liability (f)	(19,760)	(19,694)	(39,454)	14,603	14,603	29,206
Organization streamlining cost (g)	1,810	734	2,544	385	682	1,067
Impairment (non-cash) (h)	60		60	—	—	—
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	393	—	393	—	—	—
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	1,039	—	1,039	—	—	—
Adjusted income (loss) before taxes	(2,662)	2,073	(589)	2,136	921	3,057
Adjusted income tax (expense) benefit	922	(144)	778	(407)	(170)	(577)
Adjusted Net Income	(1,740)	1,929	189	1,729	751	2,480
Interest expense	2,378	2,462	4,840	1,753	1,508	3,261
Income tax expense	328	35	363	2,325	2,325	4,650
Net income tax adjustments	(1,250)	109	(1,141)	(1,918)	(2,155)	(4,073)
Depreciation and amortization	352	2,215	2,567	2,739	1,778	4,517
Adjusted EBITDA	$68	$6,750	$6,818	$6,628	$4,207	$10,835
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-transaction).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-transaction).
(c)Add-back of transaction expenses related to the Business Combination and subsequent business combinations/divestitures, including professional fees.
(d)Represents the change in fair value of the warrant liability.
(e)Represents the change in unrealized gains/losses related primarily to Investments held at fair value and the TRA liability.
(f)Represents the change in fair value of the earn-out liability.
(g)Represents cost to implement organization change to derive cost synergy.
(h)Represents impairment of carried interest/equity method investments.
(i)Represents the amortization of the step-up in equity method investments.
(j)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's equity method investments.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes a prudent approach to ensure the Company's liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

On January 3, 2023, concurrent with the consummation of the Business Combination, the Company entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which has a term of five years and is comprised of a $150.0 million revolving credit facility and a $100 million term loan facility, was to be used to pay down subsidiary debt and fund growth initiatives. As of March 31, 2024, the Company had $61.5 million outstanding on the term loan facility and $126.0 million outstanding on the revolving credit facility. See Note 14 (Debt, net of unamortized deferred financing costs).

Allianz and Constellation Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz will purchase in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of preferred stock to be designated Series A Cumulative Convertible Preferred Stock, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (b) 19,318,580.96 shares of the Company’s Class A Common Stock at a purchase price of $5.69 per share, and (ii) the Company will issue to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (collectively, the “Allianz Transaction”). Consummation of the Allianz Transaction is expected to close during the second quarter of 2024, subject to, among other things, applicable regulatory approvals, Company stockholder approval and other customary closing conditions.

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

Concurrently with the Company’s execution of the Allianz Investment Agreement, the Company entered into an Investment Agreement with Constellation (the “Constellation Investment Agreement”). On March 27, 2024, the Company completed the sale to Constellation of 115,000 shares of a newly created class of preferred stock designated Series C Preferred Stock for a purchase price equal to $115.0 million and issued to Constellation the Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock in each case on terms consistent with the Constellation Investment Agreement, dated February 22, 2024 and previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2024.

As previously reported, during the period commencing May 1, 2024 until September 30, 2024, the Company is permitted to deliver a capital demand notice requiring Constellation to purchase and acquire an additional 35,000 shares of Series C Preferred Stock, representing an additional investment equal to $35.0 million, subject to applicable regulatory approvals and other customary closing conditions. In the event that the Company delivers such notice to Constellation, Constellation will also receive from the Company, and the Company shall issue to Constellation, warrants to purchase 466,667 shares of Class A Common Stock.

Cash Flows
For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi. Negative amounts represent an outflow or use of cash.

	For the Three Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	March 31, 2024	March 31, 2023	$ Change
Net cash used in operating activities	$(15,472)	$(61,045)	$45,573
Net cash provided by (used in) investing activities	$30,980	$(114,129)	145,109
Net cash provided by (used in) financing activities	$104,096	$(2,184)	106,280
Effect of exchange rate on cash balances	$(223)	$1,052	(1,275)
Net decrease in cash and cash equivalents	$119,381	$(176,306)	$295,687
Cash and cash equivalents increased $295.7 million as of March 31, 2024 as compared to March 31, 2023, primarily due to the Company’s completed sale to Constellation of 115,000 shares of a newly created class of preferred stock designated Series C Preferred Stock for a purchase price equal to $115.0 million. See MD&A (Liquidity and Capital Resources) discussion for additional information.

Operating Activities

Our cash inflows from operating activities comprise of cash collected through management and advisory fees, incentive fees, distributions from investments and other income/fees. Our cash outflows from operating activities consist of operating expenses, the most significant components of which included compensation and benefits, professional fees and interest on our debt obligations. Our net operating cash outflow of $(15.5) million for three months ended March 31, 2024 was primarily driven by the level of professional fees, which continue to be elevated due to high usage of professional services firms in connection with capital raising and other financing activities and related to supporting the Company’s evolving financial reporting infrastructure. Management believes the current level of professional fee spend will be reduced over time as the Company’s financial reporting environment continues to mature. Our net operating cash outflow of $(61.0) million for the three months ended March 31, 2023 was driven by the cash outflow of $(33.9) million related to compensation and benefits expenses as well as approximately $(26.5) million of accrued professional fees in connection with the close of the Business Combination.
Investing Activities

Our net investing cash flows provided by investing activities of $31.0 million during the three months ended March 31, 2024 primarily related to proceeds from the sale of LXi.
Financing Activities

Our net cash flows provided by financing activities of $104.1 million during the three months ended March 31, 2024 were primarily driven by the issuance of preferred equity to Constellation Wealth Capital, net of transaction costs paid.
Future Sources and Uses of Liquidity
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

Contractual Obligations
Tax Receivable Agreement

As discussed in Note 19 (Commitments and Contingencies) to our condensed consolidated financial statements included in this Quarterly Report, we may in the future be required to make payments under the TRA.
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
As of March 31, 2024 and December 31, 2023, the liability associated with the TRA was approximately $24.9 million and $17.6 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of March 31, 2024 and December 31, 2023, the Company carried $7.3 million and $13.2 million, respectively of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella for shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged 4,954,518 Class B Paired Interests with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction.
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
As of March 31, 2024, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $24.9 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.

Warrants
Prior to the Business Combination, the Company issued warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1, 2023 to June 30, 2023 resulted in an increase in Additional Paid-in-Capital amount of $29.5 million. As of March 31, 2024, none of such Warrants are outstanding.

On March 27, 2024, the Company completed the issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. As of March 31, 2024, none of the Constellation Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of March 31, 2024 and December 31, 2023, the fair value of the earn-out shares was $22.9 million and $62.4 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.
AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred consists of cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of March 31, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial Position. As of March 31, 2024, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
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

Fair Value of Constellation Warrants: The fair value of our Constellation Warrants uses various significant unobservable inputs and was determined by using the Black-Scholes-Merton Model. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur.

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
Impact of Changes in Accounting on Recent and Future Trends
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. We believe that none of the changes to US GAAP that went into effect during the three months ended March 31, 2024, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to our role as wealth management advisor to our investment products and the sensitivity to movements in the market value of their investments, including the effect on management fees and investment income.

Market Risk
The market price of investments may significantly fluctuate during the period of investment and should their value decline, our fees may decline accordingly. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions, which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates, or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. The impact of changes in market risk on client specific liquidity or overall financial position, may result in client changing the asset holdings, including increasing or decreasing the non-billable portion of their asset portfolios. Such changes will also impact our fees.

Credit Risk
We are party to agreements providing where we provide services and such transactions contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure through reviews of the financial condition of new clients and through collection of fees directly from client portfolios. For clients that generate fees from carried interest and/or preferred return, we periodically review the receivables for collectability and will make appropriate provision for credit losses, should circumstances warrant.

Interest Rate Risk
As of March 31, 2024, the Company had $187.5 million outstanding under our borrowing agreements, including $61.5 million outstanding on the Term Loan facility and $126.0 million outstanding on the Revolving Credit Facility:

The interest rate on our financing agreements fluctuates with changes in 3-month and 6-month SOFR, which at March 31, 2024 were 5.41% and 5.74%, respectively. The weighted average interest rate on outstanding borrowings as of March 31, 2023, was 9.48%.

Based on the floating rate component of our financing agreements payable as of March 31, 2024, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.9 million over the next 12 months.

Exchange Rate Risk
We and our funds hold investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees, carried interest and incentive fees earned by funds with fee paying AUM denominated in foreign currencies as well as by funds with fee paying AUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments.

We monitor our exposure to exchange rate risks in the course of our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies. When appropriate, we will use of derivative financial instruments to hedge the net foreign currency exposure from certain direct investments denominated in foreign currencies and the cash flow exposure from our foreign based subsidiaries.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9 of our Annual Report, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls and information technology controls that support our financial statements and reporting. Further, management has commenced, but as of March 31, 2024 has not completed its efforts to design and implement a testing plan to determine the effectiveness of controls that support our financial statements and reporting. As a result, several specific material weaknesses in our internal control over financial reporting remain as of March 31, 2024, as discussed below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of its business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. To our knowledge, other than what we disclosed in the Litigation sections in Note 19 (Commitments and Contingencies) there are no material legal or regulatory proceedings currently pending or threatened against us.

On April 12, 2024, pre-action letters of claim were received by AFM UK and ARE from solicitors acting for Home REIT and its directors. This relates to the historic management of Home REIT by certain legacy Alvarium entities. In the letters, Home REIT and its directors state their intention to bring claims against those entities: (i) for a 100% contribution to any losses incurred by Home REIT or its directors if current or former shareholders in Home REIT issue claims against them as outlined in the preceding paragraph; and (ii) on a standalone basis, for losses they assert have been incurred by Home REIT as a result of: alleged breaches of contractual, tortious and fiduciary duties, unlawful means conspiracy and deceit by AFM UK and/or AHRA, and, in the case of ARE, they assert that ARE is liable to Home REIT for any actions or omissions of AHRA under the UK’s appointed representative regime. The pre-action letters do not provide details of the overall amounts being claimed from either AFM UK or ARE (whether jointly or severally), and it is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though they may potentially be material to the Company. If any litigation or other action is commenced by Home REIT and/or its directors against AFM UK and/or ARE, we intend to defend ourselves in any such matters vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation.
Item 1A. Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report, based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and investment managers has been increasing. Our asset management and advisory activities may expose us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for, for example, materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Since November 2022, Home REIT and AHRA, which served as its investment advisor until June 30, 2023, have been the subject of allegations regarding Home REIT’s operations, stemming from a report issued by a short seller and Home REIT has seen its financial performance materially decline. AlTi was formed on January 3, 2023 through a business combination transaction that included certain legacy Alvarium companies. Although AHRA was sold prior to the business combination and has never been a subsidiary of AlTi, we were required under GAAP to consolidate its results in our financial statements until June 30, 2023, when it was deconsolidated. HLIF pursues a similar investment strategy to Home REIT and its financial performance has similarly declined significantly since the end of 2021. The historic management of these funds by certain legacy Alvarium entities is now the subject of investigations by the UK FCA and, in the case of Home REIT, potential claims are being asserted by its current and former shareholders and, separately, by Home REIT and its directors. We no longer provide services to Home REIT and are in the process of transitioning the management of HLIF. Once this is completed the legacy Alvarium companies that provided these services will cease operating. Notwithstanding this, we or our subsidiaries may potentially suffer reputational damage from the allegations concerning the management of Home REIT or HLIF. Further, we may be subject to the risk of legal and regulatory liabilities or actions alleging breach of regulatory rules and/or principles, negligence, misconduct (including deceit), breach of fiduciary duty or breach of contract. In particular, although the UK FCA’s investigations concerning the historic management of Home REIT and HLIF have only recently commenced and their outcomes cannot be known or anticipated as at the date of this Quarterly Report, any financial penalties or other adverse outcomes resulting from these investigations adversely affect our business, financial condition or results of operations. Similarly, if any litigation or other action is commenced against AFM UK and/or ARE in connection with Home REIT, whilst it is not possible at this point in time for us to reliably assess the quantum of such claims, or AFM UK’s and ARE’s potential exposure, such claims may potentially be material to the Company and, although we would intend to defend ourselves in any such claims, an adverse outcome could adversely affect our business, financial condition or results of operations. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation and responding to the regulatory investigations. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.

We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and investment managers has been increasing. Our asset management and advisory activities may expose us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for, for example, materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Since November 2022, Home REIT and AHRA, which served as its investment advisor until June 30, 2023, have been the subject of allegations regarding Home REIT’s operations, stemming from a report issued by a short seller and Home REIT has seen its financial performance materially decline. AlTi was formed on January 3, 2023 through a business combination transaction that included certain legacy Alvarium companies. Although AHRA was sold prior to the business combination and has never been a subsidiary of AlTi, we were required under GAAP to consolidate its results in our financial statements until June 30, 2023, when it was deconsolidated. HLIF pursues a similar investment strategy to Home REIT and its financial performance has similarly declined significantly since the end of 2021. The historic management of these funds by certain legacy Alvarium entities is now the subject of investigations by the UK FCA and, in the case of Home REIT, potential claims are being asserted by its current and former shareholders and, separately, by Home REIT and its directors. We no longer provide services to Home REIT and are in the process of transitioning the management of HLIF. Once this is completed the legacy Alvarium companies that provided these services will cease operating. Notwithstanding this, we or our subsidiaries may potentially suffer reputational damage from the allegations concerning the management of Home REIT or HLIF. Further, we may be subject to the risk of legal and regulatory liabilities or actions alleging breach of regulatory rules and/or principles, negligence, misconduct (including deceit), breach of fiduciary duty or breach of contract. In particular, although the UK FCA’s investigations concerning the historic management of Home REIT and HLIF have only recently commenced and their outcomes cannot be known or anticipated as at the date of this Quarterly Report, any financial penalties or other adverse outcomes resulting from these investigations may adversely affect our business, financial condition or results of operations. Similarly, if any litigation or other action is commenced against AFM UK and/or ARE in connection with Home REIT, whilst it is not possible at this point in time for us to reliably assess the quantum of such claims, or AFM UK’s and ARE’s potential exposure, such claims may potentially be material to the Company and, although we would intend to defend ourselves in any such claims, an adverse outcome could adversely affect our business, financial condition or results of operations. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation and responding to the regulatory investigations. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2024, the Company completed the sale to Constellation of 115,000 shares of a newly created class of preferred stock designated Series C Preferred Stock for a purchase price equal to $115.0 million and issued to Constellation the Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock, in each case on terms consistent with the Constellation Investment Agreement, dated February 22, 2024 and previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2024.

On March 27, 2024, the Company completed the issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. As of March 31, 2024, none of the Constellation Warrants have been exercised.

The securities sold to Constellation were issued without registration under the Securities Act in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act in a transaction not involving any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

a) None.

b) None.

c) During the quarter ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1
Membership Interest Purchase Agreement by and among AlTi Global, Inc., AlTi Global Wealth Management Holdings Limited, East End Advisors, LLC, EEA Holding Company, LLC, and, solely for the limited purposes set forth therein, David Salomon, Richard Salomon, Peter Nadosy and Brian Clifford, dated April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2024).

3.1
Certificate of Designation of Series C Cumulative Convertible Preferred Stock, dated March 27, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2024).

4.1	Warrant to Purchase Class A Common Stock, dated March 27, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTI GLOBAL, INC

Date: May 10, 2024	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	/s/ Stephen Yarad
Stephen Yarad
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)