Form 10-Q
period 2024-06-30
AlTi Global, Inc.
filed 2024-08-09
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(212) 396-5900
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

The registrant had outstanding 91,846,903 shares of Class A Common Stock (as defined herein) and 47,978,953 shares of Class B Common Stock (as defined herein) as of August 8, 2024.

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed October 26, 2022.

•“AFM UK” means Alvarium Fund Managers (UK) Limited, an English private limited company.

•“AHRA” means “Alvarium Home REIT Advisors Limited,” an English private limited company.

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

•“Business Combination Earn-out” means the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones for up to five years following the Closing under the terms of the Business Combination.
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

•“FOS” means the European-based trust and private office service businesses, or European Family Office Services business.

•“HLIF” means “Home Long Income Fund,” a private fund regulated by the UK FCA.
•“HNWI” means-high-net-worth individual, being an individual having investable assets of $1 million or more, excluding primary residence, collectibles, consumables, and consumer durables.

•“Holbein” means Holbein Partners, LLP.

•“Home REIT” means “Home REIT plc,” a real estate investment trust listed on the London Stock Exchange.

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
•“SEC” means the United States Securities and Exchange Commission.

•“SHIA” means Social Housing Income Advisors Limited, an English private limited company.
•“Sponsor” means CGC Sponsor LLC, a Cayman Islands limited liability company.

•“Strategic Alternatives” means the segment that includes the Company’s alternatives platform, public and private real estate, and co-investment business, formerly known as Asset Management.
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

•“TIH” means Tiedemann International Holdings, AG.

•“TRA Exchange” means the series of transactions in which certain holders of Class B Units and Class B Common Stock have exchanged, or may in the future exchange, a portion of such interests to the Company, in exchange for Class A Common Stock.
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

•“UK FCA” means the United Kingdom’s Financial Conduct Authority.

•“Umbrella” means AlTi Global Capital, LLC (formerly known as Alvarium Tiedemann Capital, LLC), a Delaware limited liability company.
•“Umbrella LLC Agreement” means the Fourth Amended and Restated Limited Liability Company Agreement of AlTi Global Capital, LLC, effective as of July 31, 2024.
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

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, and Human Capital and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)

(Dollars in Thousands, except share data)	As of June 30, 2024	As of December 31, 2023

Assets
Cash and cash equivalents	$59,984	$15,348
Fees receivable, net (includes $830 and $16,069 of related party receivables, respectively)	32,381	70,421
Investments at fair value	162,234	165,894
Equity method investments	7,504	14,194
Intangible assets, net of accumulated amortization	505,233	435,677
Goodwill	440,997	411,634
Operating lease right-of-use assets	53,854	48,313
Other assets, net	58,709	48,182
Contingent consideration receivable	1,834	—
Assets held for sale	—	56,634
Total assets	$1,322,730	$1,266,297

Liabilities
Accounts payable and accrued expenses	$25,350	$37,156
Accrued compensation and profit sharing	30,087	61,768
Accrued member distributions payable	3,348	7,271
Warrant liabilities, at fair value	2,934	—
Earn-out liability, at fair value	49,124	63,444
TRA liability (includes $6,911 and $13,233 at fair value, respectively)	24,911	17,607
Delayed share purchase agreement	—	1,818
Earn-in consideration payable	969	1,830
Operating lease liabilities	64,281	56,123
Debt, net of unamortized deferred financing cost	163,986	186,353
Deferred tax liability, net	12,897	14,109
Deferred income	221	66
Other liabilities, net	21,101	22,467
Liabilities held for sale	—	13,792
Total liabilities	$399,209	$483,804

Commitments and contingencies (Note 19)

Mezzanine Equity
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 authorized, 150,000 shares issued and outstanding at June 30, 2024, and 0 shares authorized, 0 issued and outstanding at December 31, 2023	153,442	—

Shareholders' Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 72,167,195 and 65,110,875 issued and outstanding, respectively	7	7
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 47,978,953 and 53,219,713 issued and outstanding, respectively	—	—
Additional paid-in capital	549,998	536,509
Retained earnings (accumulated deficit)	(170,172)	(193,527)
Accumulated other comprehensive income (loss)	6,942	9,155
Total AlTi Global, Inc. shareholders' equity	540,217	352,144
Non-controlling interest in subsidiaries	383,304	430,349
Total shareholders' equity	923,521	782,493
Total liabilities, mezzanine equity, and shareholders' equity	$1,322,730	$1,266,297
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue
Management/advisory fees	$47,029	$46,844	$93,253	$93,314
Incentive fees	53	469	216	1,046
Distributions from investments	2,240	2,203	6,410	12,233
Other income/fees	131	1,769	386	2,739
Total income	49,453	51,285	100,265	109,332
Operating Expenses
Compensation and employee benefits	38,893	33,952	78,450	97,124
Systems, technology and telephone	4,809	4,110	9,123	7,939
Sales, distribution and marketing	1,202	568	1,967	1,094
Occupancy costs	4,025	3,352	7,502	6,532
Professional fees	7,602	14,863	18,972	37,747
Travel and entertainment	1,326	1,306	2,737	3,252
Depreciation and amortization	3,813	3,655	6,380	8,172
General, administrative and other	2,738	2,538	4,757	3,971
Total operating expenses	64,408	64,344	129,888	165,831
Total operating income (loss)	(14,955)	(13,059)	(29,623)	(56,499)
Other Income (Expenses)
Impairment loss on intangible assets	(695)	(29,393)	(695)	(29,393)
Gain (loss) on investments	11,357	(5,154)	7,696	(1,704)
Gain (loss) on TRA	389	(1,792)	6,322	(2,092)
Gain (loss) on warrant liability	409	76	69	(12,866)
Gain (loss) on earnout liability	(1,945)	66,083	37,509	36,877
Interest expense	(4,851)	(3,371)	(9,691)	(6,632)
Interest income	563	—	823	—
Other income (expense)	13	(706)	(17)	(647)
Income (loss) before taxes	(9,715)	12,684	12,393	(72,956)
Income tax (expense) benefit	756	15,446	393	10,796
Net income (loss)	(8,959)	28,130	12,786	(62,160)
Net loss (income) attributed to non-controlling interests in subsidiaries	(2,965)	(14,610)	(10,569)	(36,160)
Net income (loss) attributable to AlTi Global, Inc.	$(5,994)	$42,740	$23,355	$(26,000)

Net Income (Loss) Per Share
Basic	$(0.18)	$0.72	$0.16	$(0.45)
Diluted	$(0.18)	$0.25	$0.00	$(0.44)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	71,738,190	59,286,346	69,228,309	58,425,916
Diluted	71,738,190	114,319,307	119,355,038	58,454,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	(8,959)	28,130	12,786	(62,160)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,060	8,237	(2,929)	17,908
Other comprehensive income (loss)	299	(682)	211	(682)
Total comprehensive income (loss)	(7,600)	35,685	10,068	(44,934)
Other loss attributed to non-controlling interests in subsidiaries	(2,562)	(11,295)	(12,202)	(28,115)
Comprehensive income (loss) attributable to AlTi Global, Inc.	(5,038)	46,980	22,270	(16,819)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity		Shareholders’ Equity
(Dollars in Thousands, except share data)	Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares		Amount
Balance at March 31, 2024	115,000	115,093	71,064,411	$7	48,265,195		$—	$553,717	$(164,178)	$6,299	$387,405	$898,343
Net income (loss)	—	—	—	—	—		—	—	(5,994)	—	(2,965)	(8,959)
Currency translation adjustment	—	—	—	—	—		—	—	—	778	282	1,060
Other comprehensive income	—	—	—	—	—		—	—	—	179	120	299
Payment for partner's tax	—	—	—	—	—		—	(1,853)	—	—	—	(1,853)
Issuance of preferred shares, net of issuance costs	35,000	31,642	—	—	—		—	—	—	—	—	31,642
Preferred share dividend		6,707	—	—	—		—	(6,707)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—		—	1,634	—	—	—	1,634
Share based compensation	—	—	—	—	—		—	6,450	—	—	—	6,450
Shares issued to employees on vesting of equity awards	—	—	816,542	—	—		—	—	—	—	—	—
TRA Exchange	—	—	286,242	—	(286,242)	—	—	(3,243)	—	—	(1,343)	(4,586)
FOS deconsolidation	—	—	—	—	—		—	—	—	(306)	(203)	(509)
LXi deconsolidation	—	—	—	—	—		—	—	—	(8)	8	—
Balance at June 30, 2024	150,000	$153,442	72,167,195	$7	47,978,953		$—	$549,998	$(170,172)	$6,942	$383,304	$923,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity		Shareholders’ Equity
(Dollars in Thousands, except share data)	Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2024	—	—	65,110,875	$7	53,219,713		$—	$536,509	$(193,527)	$9,155	$430,349	$782,493
Net income (loss)	—	—	—	—	—		—	—	23,355	—	(10,569)	12,786
Currency translation adjustment	—	—	—	—	—		—	—	—	(1,211)	(1,718)	(2,929)
Other comprehensive income	—	—	—	—	—		—	—	—	127	84	211
Payment for partner's tax	—	—	—	—	—		—	(1,882)	—	—	—	(1,882)
Issuance of preferred shares, net of issuance costs	150,000	142,800	—	—	—		—	—	—	—	—	142,800
Preferred share dividend		10,642						(10,642)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—		—	948	—	—	—	948
Share based compensation	—	—	—	—	—		—	9,074	—	—	—	9,074
Shares issued to employees on vesting of equity awards	—	—	1,815,560	—	—		—	(4,037)	—	—	—	(4,037)
TRA Exchange	—	—	5,240,760	—	(5,240,760)	—	—	20,028	—	—	(34,092)	(14,064)
FOS deconsolidation	—	—	—	—	—		—	—	—	(306)	(203)	(509)
LXi deconsolidation	—	—	—	—	—		—	—	—	(823)	(547)	(1,370)
Balance at June 30, 2024	150,000	$153,442	72,167,195	$7	47,978,953		$—	$549,998	$(170,172)	$6,942	$383,304	$923,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	57,916,649	$6	55,032,961	$—	$462,275	$(96,686)	$4,941	$590,169	$960,705
Net income (loss)	—	—	—	—	—	42,740	—	(14,610)	28,130
Currency translation adjustment	—	—	—	—	—	—	4,605	3,632	8,237
Cancellation of AHRA call option	—	—	—	—	—	—	—	154	154
Other comprehensive income	—	—	—	—	—	—	(364)	(318)	(682)
Payment for partner’s tax	—	—	—	—	(998)	—	—	—	(998)
AHRA deconsolidation	—	—	—	—	28,791	—	—	(28,791)	—
Share based compensation	—	—	—	—	2,131	—	—	—	2,131
Issuance of shares - exercise of warrants	5,041,022	—	—	—	24,063	—	—	—	24,063
Balance at June 30, 2023	62,957,671	$6	55,032,961	$—	$516,262	$(53,946)	$9,182	$550,236	$1,021,740

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	55,388,023	$6	55,032,961	$—	$435,859	$(27,946)	$—	$606,989	$1,014,908
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000	—	—	—	21,000	—	—	—	21,000
Net income (loss)	—	—	—	—	—	(26,000)	—	(36,160)	(62,160)
Currency translation adjustment	—	—	—	—	—	—	9,546	8,362	17,908
Cancellation of AHRA call option	—	—	—	—	—	—	—	154	154
Other comprehensive income	—	—	—	—	—	—	(364)	(318)	(682)
Payment for partner's tax	—	—	—	—	(998)	—	—	—	(998)
AHRA Deconsolidation	—	—	—	—	28,791	—	—	(28,791)	—
Share based compensation	—	—	—	—	2,131	—	—	—	2,131
Issuance of shares - exercise of warrants	5,469,648	—	—	—	29,479	—	—	—	29,479
Balance at June 30, 2023	62,957,671	$6	55,032,961	$—	$516,262	$(53,946)	$9,182	$550,236	$1,021,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net income (loss)	$12,786	$(62,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,380	8,172
Amortization of debt discounts and deferred financing costs	841	(2,816)
Unrealized (gain) loss on investments	2,923	170
Realized (gain) loss on investments	(10,619)	—
Impairment loss on goodwill and intangible assets	695	29,393
Gain (loss) on TRA	(6,322)	2,092
(Income) loss on equity method investments	1,046	1,654
Fair value of warrant liability	(69)	12,866
Fair value of earn-out liability	(37,509)	(36,877)
Deferred income tax (benefit) expense	(8,027)	(16,392)
Equity-settled share-based payments	9,074	33,100
Unrealized foreign currency (gains)/losses	16	1,189
(Gain) loss from retirement of debt	—	(73)
Forgiveness of debt shareholder loan	106	117
Fair value of interest rate swap	—	33
Cash flows due to changes in operating assets and liabilities
Fees receivable	39,485	8,476
Other assets	(11,376)	(4,366)
Operating cash flow from operating leases	2,052	555
Accounts payable and accrued expenses	(16,013)	(22,485)
Accrued compensation and profit sharing	(31,607)	(10,056)
Other liabilities	468	(9,090)
Other operating activities	14	(31)
Net cash provided by (used in) operating activities	(45,656)	(66,529)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Continued from the previous page)	For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023
Cash Flows from Investing Activities
Cash payment for acquisition of TWMH and TIG historical equity	—	(99,999)
Receipt of payments of notes receivable from members	283	216
Cash receipts from the repayment of advances and loans	—	302
Purchases of investments	(74)	(15,435)
Cash payment for delayed share purchase agreement	(1,818)	—
Payment of Payout Right	—	(760)
Acquisition of ALWP, net of cash acquired	—	(14,430)
Acquisition of East End Advisors, LLC, net of cash acquired	(69,014)	—
Acquisition of Pointwise Holdings Limited, net of cash acquired	(1,467)	—
Sales of investments	825	1,812
Proceeds from sale of FOS	16,683	—
Proceeds from sale of LXi REIT Advisors	32,202	—
Purchases of fixed assets	(1,274)	(254)
Net cash provided by (used in) investing activities	(23,654)	(128,548)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and warrants	150,000	—
Member contribution (distribution)	(5,534)	(5,305)
Payments on term notes and lines of credit	(53,612)	(141,950)
Borrowings on term notes and lines of credit	32,258	188,660
Payments of debt issuance costs	(1,519)	—
Tax payments related to vesting of RSUs	(4,037)	—
Tax payments on behalf of umbrella partners	(270)	—
Increase (decrease) in distributions due to former TIG members	—	(13,355)
Cash payment for purchase of shares to be transferred as part of Alvarium share compensation	—	(4,215)
Cash receipts from exercise of Warrants	—	5,836
Payment of preferred stock issuance costs	(4,307)	—
Cash payment of earn-in liability	(754)	—
Other financing activities	—	1
Net cash provided by (used in) financing activities	112,225	29,672
Effect of exchange rate changes on cash	(1,177)	(1,527)
Net increase (decrease) in cash	41,738	(166,932)
Cash and cash equivalents at beginning of the period	18,246	194,037
Cash and cash equivalents at end of the period	$59,984	$27,105

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$59,984	$24,106
Cash and cash equivalents included in Assets held for sale (Note 3)	—	$2,999
Cash and cash equivalents, including cash in Assets held for sale	$59,984	$27,105

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	843	842
Interest payments on term notes and lines of credit	8,703	4,086
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)Description of the Business
AlTi Global, Inc. is a global wealth management firm, with a diverse array of investment, advisory, and administrative capabilities. The Company manages or advises approximately $71.9 billion in combined assets as of June 30, 2024. The Company provides holistic solutions for wealth management clients through a full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. It also structures, arranges, and provides a network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers in the relevant asset class.

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
Multiple Subsidiaries
Multiple Subsidiaries

Capital Structure
The Registrant has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to dividends on shares of Class A Common Stock declared by the Company’s board of directors. As of June 30, 2024, the shares of Class A Common Stock represent 55.6% of the total voting power of all shares of Common Stock.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of June 30, 2024, the shares of Class B Common Stock represent 36.9% of the total voting power of all shares of Common Stock.

•Prior to the Business Combination, the Company issued Warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2023 to June 30, 2023 resulted in an increase in Additional paid-in-capital amount of $29.5 million. As of June 30, 2024, none of such Warrants were outstanding.

•Series C Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) – Shares of Series C Preferred Stock that are not publicly traded and issued in connection with the sale (the “Transaction”) to CWC AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC (“Constellation”) (combined with the Transaction, the “Constellation Transaction”). The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid (at the option of the Company) as a payment in kind increase in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of June 30, 2024, the shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

•In connection with the Constellation Transaction, the Company issued warrants (the “Constellation Warrants”) to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. These warrants have been classified as a liability as of June 30, 2024. No Constellation Warrants were exercised during the current reporting period.
The following table presents the number of shares of the Registrant that were outstanding as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Class A Common Stock	72,167,195	65,110,875
Class B Common Stock	47,978,953	53,219,713
Series C Preferred Stock	150,000	—
Segments

Our business is organized into two operating segments: Wealth Management and Strategic Alternatives. Described below are the segments and the revenue generated by each, which broadly fall into three categories: recurring management, advisory, or administration fees; performance or incentive fees; and transaction fees. Subsequent to June 30, 2024, management has commenced a strategic review of certain businesses within the currently defined Strategic Alternatives segment. This review, which is expected to be completed by the end of the third quarter of 2024, will consider, among other things, potential changes to our legal entity structure as well as the components included within the operating segments outlined below. Refer to Note 21 (Subsequent Events) for further details.

Wealth Management

Within our Wealth Management segment, services provided principally consist of investment management and advisory services, trusts and administrative services, and family office services. The wealth management client base includes high-net-worth individuals, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s billable AUM or AUA (as applicable). As of June 30, 2024 and December 31, 2023, this segment had $55.9 billion and $51.0 billion, respectively, in AUA.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Trusts and Administration Services

The trust and administration services that we provide include entity formation and management, creating or modifying trust instruments and/or administrative practices to meet beneficiary needs, full corporate, trustee-executor, and fiduciary services. We also offer a provision of directors and company secretarial services, administering entity ownership of intellectual property rights, advice and administration services in connection with investments in marine and aviation assets, and administering entity ownership of fine art and collectibles.

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

Alternatives Platform

The alternatives platform embodies our legacy TIG business, which is an alternative asset manager and includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers, predominantly for institutional investors. The TIG Arbitrage strategy is an event-driven strategy fund that earns management fees and incentive fees based on the performance of its underlying funds and accounts. The investment strategies of the External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. Distributions are received from the External Strategic Managers through profit or revenue sharing arrangements that are generated through management and incentive fees based on the performance of the underlying investments. As of June 30, 2024 and December 31, 2023, this platform had $7.3 billion and $7.6 billion, respectively, in AUA.

Real Estate Co-Investment

Real estate co-investment oversees deal origination, documentation, and structuring from inception to exit for a variety of strategies, including development, income, value-add, and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned include private market, incentive fees, management and advisory fees, and placement and brokerage fees.

Real Estate Fund Management

Fees from our real estate fund management business are earned from management and advisory services. As of June 30, 2024 and December 31, 2023, this business had approximately $8.6 billion and $12.7 billion, respectively, in AUA.

Prior to the first quarter of 2024, our real estate fund management business managed two funds based in the United Kingdom, LXi, a publicly traded real estate investment trust, and HLIF, a private fund. As described

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

further below, during 2024 we exited the management of the publicly traded real estate fund and we are in the process of exiting the management of the private real estate fund.

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LXi REIT Advisors Limited (“LRA”), the advisor to the publicly-traded fund LXi REIT plc (“LXi”), to LondonMetric Property Plc (“LondonMetric”) for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of June 30, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

This disposal was completed on March 6, 2024. As a result, the Company recognized an intangible asset impairment charge of $23.5 million, which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations during the year ended December 31, 2023. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. As of the six months ended June 30, 2024, there was no gain on disposal recognized in Gain (loss) on investments in the Condensed Consolidated Statement of Operations. See Note 3 (Business Combinations and Divestitures) for further information.

On February 26, 2024, AFM UK and SHIA served notice to terminate their contracts with HLIF. We are in discussions with a third-party manager to take over the management of HLIF and termination of these contracts will become effective once the transition process has been completed.

Subsequent to the end of the second quarter of 2024, management has commenced a strategic review of the business plan for Real Estate Co-investment and Fund Management activities. This review will consider, among other things, potential changes to our legal entity structure as well as the components included within our operating segments. Refer to Note 21 (Subsequent Events) for further details.

Alvarium Home REIT Advisors Limited

Prior to the Business Combination, ARE, an indirect wholly owned subsidiary of Alvarium, entered into an agreement to sell 100% of the equity of AHRA, the investment advisor to the publicly-traded fund Home REIT, to a newly formed entity (“NewCo”) owned by the management of AHRA, for aggregate consideration approximately equal to $29 million. Consequently, AHRA has never been part of AlTi. The consideration was comprised of a promissory note that matured on December 31, 2023. Additionally, ARE was granted a call option pursuant to which ARE had the right to repurchase AHRA prior to the repayment of the note for a purchase price equal to the note balance then outstanding thereunder.

Subsidiaries are companies over which a company has the power indirectly and/or directly to control the financial and operating policies so as to obtain benefits. In assessing control for accounting purposes, potential voting rights that are presently exercisable or convertible (including rights that may arise on the exercise of an option) are taken into account. With respect to the AHRA, the above arrangements resulted in AHRA continuing to be consolidated by AlTi after its legal disposal to NewCo. Due to this consolidation, after the Business Combination, an intangible asset was recognized related to the investment advisory agreement between AHRA and Home REIT.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

(2)Summary of Significant Accounting Policies
(a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared under the accrual basis of accounting in accordance with U.S. GAAP and conform to prevailing practices within the financial services industry, as applicable to the Company, and should be read in conjunction with the annual financial statements included in the Annual Report on Form 10-K filed by the Company on March 22, 2024 (as amended by the Company on Form 10-K/A filed with the SEC on April 5, 2024, the “Annual Report”). The notes are an integral part of the Company’s condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements have been included and are of a normal and recurring nature.

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

During the first quarter of 2024, the Company identified and corrected immaterial errors impacting the December 31, 2023 balances previously reported related to Accrued compensation and profit sharing, Goodwill, Accounts payable and accrued expenses and certain other balances reported within Other liabilities. These revisions resulted in an adjustment to the opening retained earnings balance for the current reporting period of $(3.0) million, a $4.2 million increase in Accrued compensation and profit sharing, a $0.3 million decrease in Goodwill, a $0.6 million increase in Other liabilities, and a $0.3 million increase in Accounts payable and accrued expenses. In conjunction with the prior period immaterial error correction, certain reclassifications have been made to prior period amounts between our Non-controlling interest in subsidiaries and Additional paid-in capital which relate to the TRA Exchange of our Class B Units for shares of Class A Common Stock. These reclassifications resulted in an adjustment of $13.3 million and are reflected in our Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity. These prior period reclassifications have no impact on the Company’s cash flows, net income, or total shareholders’ equity.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, in the current reporting period, the Company reclassified the balances in its Condensed Consolidated Statement of Operations as of June 30, 2023 of the previously reported amounts for the line items Management/advisory fees and Professional fees, decreasing both balances by $0.6 million.

(c)Reclassifications

Certain amounts as of June 30, 2024 have been reclassified in our Condensed Consolidated Financial Position due to presentation changes that occurred during the current period and are not comparable to the year ended December 31, 2023. The impact of these reclassifications includes a $4.8 million reclass from Accounts payable and accrued expenses to Accrued compensation and profit sharing and a $3.2 million reclass from Other liabilities to Accrued compensation and profit sharing.

(d)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements of the Company. The most critical of these estimates are related to (i) the fair value of the investments included in the Billable Assets within AUM/AUA, as this impacts the amount of revenues the Company recognizes each period; (ii) the fair values of the Company’s investments and liabilities with respect to the TRA, and Earn-out Securities, as changes in these fair values have a direct impact on the Company’s consolidated net income (loss); (iii) the estimate of future taxable income, which impacts the realizability and carrying amount of the Company’s deferred income tax assets; (iv) the qualitative and quantitative assessments of whether impairments of equity method investments, carried interest vehicles, acquired intangible assets, and goodwill exist; and (v) the determination of whether to consolidate a variable interest entity (“VIE”); and (vi) fair value of assets acquired and liabilities assumed in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets’ useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. Inherent in such estimates are judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. While management believes that the estimates utilized in preparing the condensed consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
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
Our family office services business is also included in the Management/advisory fees line item. Family office services fees are generally structured to reflect an annual agreed upon fee or they can be structured on a project/time-based fee. Family office services fees are typically billed quarterly in arrears. We also generate family office services project/time-based fees arising from accounting, administration fees, set up, the Foreign Account Tax Compliance Act (“FATCA”), and other non-investment advisory services.
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
Other Fees/Income
The Company generates arrangement fees in its co-investment division by arranging private debt or equity financing, generally in connection with an acquisition or an investment. Arrangement fees are typically 50 to 100 basis points of equity value contributed to a transaction, and are payable upon closing of the transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are long-term (five to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly or annually.
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

As of June 30, 2024 and December 31, 2023, restricted cash and cash equivalents amounted to $6.8 million and $5.4 million, respectively, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. These amounts represent the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines and ultimately a loss of license.
(j)Compensation and Employee Benefits
Cash-Based Compensation
Compensation and benefits consist of salaries, bonuses, commissions, benefits and payroll taxes. Compensation is accrued over the related service period.
Equity-Based Compensation
Equity-based compensation awards are reviewed to determine whether such awards are equity-classified or liability-classified. Compensation expense related to equity-classified awards is equal to their grant-date fair value and generally recognized on a straight-line basis over the awards’ requisite service period for time-based awards or recognized over a graded-vesting period for awards with both a service and market condition, as applicable. When certain settlement features require an award to be liability-classified, compensation expense is recognized over the service period, and such amount is adjusted at each statement of financial position date through the settlement date to the then current fair value of such award.
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefits or expenses in the Condensed Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(k)Foreign Currency and Transactions
The Company has multiple functional currencies across various consolidated entities. All functional currencies that are not the U.S. dollar are converted upon consolidation at the reporting date. Monetary assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at the closing rates of exchange on the date of the Condensed Consolidated Statement of Financial Position. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. The profit or loss arising from foreign currency transactions is remeasured using the rate in effect on the date of the relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within Foreign currency translation adjustments. Gains and losses on certain financing transactions that the Company intends to repay in the foreseeable future are recorded in net income.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
During the three and six months ended June 30, 2024, the Company recognized intangible asset impairment charges of $0.7 million. As of December 31, 2023, the Company recognized intangible asset impairment charges of $52.9 million. See Note 10 (Intangible assets, net) for further detail.
(q)Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill represents the excess of consideration over identifiable net assets of an acquired business. Goodwill is allocated at a reporting unit level. The Company has two reporting units, Strategic Alternatives and Wealth Management, and tests goodwill annually for impairment at each reporting unit. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. The Company concluded that the estimated fair value of the Strategic Alternatives and Wealth Management reporting units were greater than their carrying values, and as such, no impairment charges were required for the three and six months ended June 30, 2024. As of December 31, 2023, the Company recognized goodwill impairment charges of $153.9 million for the Strategic Alternatives segment and no goodwill impairment charges for the Wealth Management segment. See Note 13 (Goodwill, net).
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
(t)Tax Receivable Agreement

The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the Company. The portion of the TRA liability related to the Business Combination is deemed contingent consideration payable to the previous owners and is carried at fair value, with changes in fair value reported within Gain (loss) on TRA in the Condensed Consolidated Statement of Operations. Future exchanges of Class B Units for shares of Class A Common Stock may increase the TRA liability. Those increases will be carried at a value equal to the expected future payments due under the TRA. On August 31, 2023, holders of shares of Class B Common Stock exchanged 1,813,248 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged 4,954,518 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On May 14, 2024, holders of Class B Common Stock exchanged 286,242 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

transaction. For future changes in the TRA balance due to exchanges, the Company will record an initial estimate of future payments under the TRA portion as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Financial Position. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the Condensed Consolidated Statement of Operations.
(u)Warrant Liabilities

The Company evaluated the Warrants issued in connection with the Business Combination in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Loss on warrant liability in the Condensed Consolidated Statement of Operations in the period of change. Prior to the Business Combination the Sponsor held private warrants that were contributed to the Company and legally cancelled. The contribution and cancellation of these warrants resulted in derecognition of the private warrants and accounted for in Additional paid-in capital as of January 1, 2023. The Company subsequently issued new warrants with terms identical to those of the public warrants to the Target Companies’ selling shareholders classified as derivative liabilities. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining Warrants were exchanged. In total, the Warrants were exchanged for 4,962,221 shares of Class A Common Stock. See Note 1 (Description of the Business). Following the exchange, none of the Warrants remained outstanding as of December 31, 2023.

On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. The Company evaluated the Constellation Warrants in accordance with ASC 815-40 and determined that a provision in the agreement related to a change of control adjustment would preclude equity classification as the Constellation Warrants would no longer be a fixed-for-fixed option. The Constellation Warrants meet the definition of a derivative and are recorded as a derivative liability on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with any changes in fair value to be recognized in the Consolidated Statement of Operations in the period of change. As of June 30, 2024, none of the Constellation Warrants have been exercised.
(v)Business Combination Earn-out Liability

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combinations and Divestitures)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). The

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company evaluated the terms of the Business Combination earn-out agreement in accordance with ASC 815-40 and concluded that the Business Combination Earn-out Securities are precluded from being accounted for as a component of equity. Since the Business Combination earn-out agreement meets the definition of a derivative, the Business Combination Earn-out Securities are recorded in Earn-out liability, at fair value, as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

(w)AWMS Earn-out Liability

On August 2, 2023, (the “AWMS Acquisition Date”), the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100% (the “AWMS Acquisition”). The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration (“AWMS earn-out liability”), and the payment of assumed liabilities. As of June 30, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million, is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 3 (Business Combinations and Divestitures) for further information.

(x)East End Advisors Earn-out Liability

On April 1, 2024 (the “EEA Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of East End Advisors, LLC (“EEA”) pursuant to the terms of the purchase agreement between the Company and EEA Holding Company, LLC (the “EEA Acquisition”). The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million (“EEA earn-out liability”), for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of June 30, 2024, the EEA earn-out liability’s fair value of $24.0 million is reported in the Earn-out liability line item in the Condensed Consolidated Statement of Financial Position. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 3 (Business Combinations and Divestitures) for further information.

(y)Delayed Share Purchase Agreement

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2023, the portion of the delayed share purchase agreement reported in Additional paid-in capital was $1.2 million.
(z)Non-controlling Interests
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
(aa)Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, which requires the Company to recognize all derivative instruments on the Condensed Consolidated Statement of Financial Position as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for normal purchases and normal sales exception. Normal purchases and normal sales contracts are those that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by a reporting entity over a reasonable period in the normal course of business.

In connection with the LXi disposal, the Company determined the contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of June 30, 2024. The Contingent consideration receivable will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.
(ab)Segment Reporting
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

Wealth Management

Our Wealth Management services principally consist of investment management and advisory services, trusts and administrative services, and family office services. Our wealth management client base includes HNWIs, families, single family offices, foundations, and endowments globally. Investment management or advisory fees are the primary source of revenue in our Wealth Management segment. These fees are generally calculated based on a percentage of the value of each client’s AUM or AUA (as applicable). As of June 30, 2024 and December 31, 2023, this segment had $55.9 billion and $51.0 billion, respectively, in AUA.

Investment Management and Advisory Services

In our investment management and advisory services teams, we diversify our clients’ portfolios across risk factors, geographies, and asset classes including private equity, private debt, hedge funds, real estate, and other assets through highly experienced third-party managers, who may be hard to access.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Alternatives Platform

Our alternatives platform represents our legacy TIG business which is an alternative asset manager. This platform includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers. Our alternatives platform client base is predominantly comprised of institutional investors. The TIG Arbitrage strategy is our event-driven strategy through which management fees and incentive fees based on performance are received from the underlying funds and accounts. The strategies of our External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on performance of the underlying investments. As of June 30, 2024 and December 31, 2023, this platform had $7.3 billion and $7.6 billion, respectively, in AUA.

Real Estate Co-Investment

Real estate co-investment oversees deal origination, documentation, and structuring from inception to exit for a variety of strategies, including development, income, value-add, and planning. Investors are typically HNWIs, single family offices, and institutional investors. Fees earned include private market, incentive fees, management and advisory fees, and placement and brokerage fees.

Real Estate Fund Management

Fees from our real estate fund management business are earned from management and advisory services. As of June 30, 2024 and December 31, 2023, this business had approximately $8.6 billion and $12.7 billion, respectively, in AUA.
(ac)Interest Income
Interest income is earned on the Company’s cash balances, money market accounts, or through its investments in exchange-traded notes. These generally include debt securities held on a short- or medium-

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

term basis when the Company has excess cash. The Company recognizes and records interest income in Interest income in the Condensed Consolidated Statement of Operations.
Dividend income is earned through investments in common stock, mutual funds, and exchange-traded funds. Dividend income is recorded on the date received and is included in Interest income in the Condensed Consolidated Statement of Operations.

(ad)Interest Expense
Interest is related to the Company’s debt as well as investments in exchange-traded notes. These generally include debt securities held on a short- or medium-term basis when the Company has excess cash. The Company recognizes and records interest expense in Interest expense in the Condensed Consolidated Statement of Operations.

(ae)Other Income and Expenses

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

(af)Held for Sale Accounting

In circumstances when the Company is evaluating its components, we may establish plans that require us to evaluate whether a component qualifies for held-for-sale accounting under ASC 360, Property, Plant, and Equipment. If a sale is deemed probable within a twelve-month period, the component is classified to either the assets held for sale or liabilities held for sale line items on the Consolidated Statement of Financial Position. The disposal group will be measured at the lower of its carrying amount or fair value less the cost to sell. Any long-lived assets shall not be depreciated or amortized while classified as held for sale. On November 6, 2023, the Company entered into an agreement to sell FOS for a cash consideration of approximately $20.1 million. Subsequently, an adjustment to the cash consideration of $(0.6) million was made, resulting in a final cash consideration of approximately $19.5 million. The agreement to sell was subject to regulatory approval that was granted in April 2024, following which, on May 8, 2024, the transaction was completed. On March 6, 2024, the Company completed the sale of LRA, for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration. Assets and liabilities of FOS and LRA are presented as held for sale on our Consolidated Statement of Financial Position as of December 31, 2023.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(ag)Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Sponsor, in connection with the initial public offering prior to the Business Combination, purchased 8,625,000 shares of Class B Common Stock (the “Founder Shares”) for $25,000 (approximately $0.03 per share). These shares had no value until the Business Combination completed. At this point, the Founder Shares automatically converted into Class A Common Stock. This conversion was solely contingent upon the completion of the Business Combination and did not include any future service requirements. As such, this cost of 8,625,000 shares at $10.33 per share for $89.1 million will be presented “on the line” and is not reflected in the financial statements presented. “On the line” describes those expenses triggered by the consummation of a business combination that are not recognized in the Condensed Consolidated Statement of Operations as they are not directly attributable to either period but instead were contingent on the Business Combination.

As part of the Business Combination, the Company incurred $17.8 million of acquisition-related costs which are included predominantly in the “Professional fees” line in the Condensed Consolidated Statement of Operations. In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. Of the total debt issuance costs, $1.8 million is related to the Term Loan and drawn amount of the Revolver and is recorded as an offset to the “Debt, net of unamortized deferred financing cost” line item of the Condensed Consolidated Statement of Financial Position. $2.8 million of the debt issuance costs related to the undrawn amount of the Revolver were recorded in the “Other assets” line item of the Condensed Consolidated Statement of Financial Position.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Acquisition of AlTi Wealth Management (Singapore) Pte Limited

On April 6, 2023, (the “ALWP Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Singapore) Pte Limited (“ALWP”) pursuant to the terms of the share purchase agreement between the Company and ALWP (the “ALWP Acquisition”). The primary purpose of the ALWP Acquisition is to acquire ALWP’s extensive business within Southeast Asia to further expand the Company’s global operations.

The ALWP Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from ALWP, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the ALWP Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the ALWP Acquisition Date as required under ASC 805.

The ALWP Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.5 million, with the total amount paid in cash. The Company will make second and third payments to the sellers of ALWP on the third and fifth anniversary of the ALWP Acquisition Date, respectively. Management has determined that these payments will be treated as future compensation expense in the Company’s Condensed Consolidated Statement of Operations. There is no contingent consideration as part of the ALWP Acquisition.

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

Fair Value of Net Assets Acquired and Intangibles

Goodwill is comprised of expected synergies for the combined operations, including employees acquired in a business combination. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth Management segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment annually to determine changes in goodwill at the Wealth Management reporting unit.

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

Acquisition of AlTi Wealth Management (Switzerland) SA

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration, and the payment of assumed liabilities. The total purchase consideration includes the following amounts:

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

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the AWMS Acquisition Date. At this time, the Company does not expect any material

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

adjustments to the above allocations. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

Goodwill is comprised of expected synergies for the combined operations, including employees acquired in a business combination. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth Management segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment annually to determine changes in goodwill at the Wealth Management reporting unit. The Company will also test goodwill for impairment in other periods if an event occurs or circumstances change that may indicate impairment.

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
Acquisition of East End Advisors, LLC
The Company completed the EEA Acquisition on April 3, 2024.
The EEA Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from EEA, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the EEA Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the EEA Acquisition Date as required under ASC 805.

The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. The contingent consideration was measured at fair value at the acquisition date and recorded within the Earn-out liability line item in the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	Amount
Cash consideration	$69,013
Contingent consideration installments	23,308
Payment of assumed liabilities	793
Total purchase consideration transferred	$93,114

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company incurred $1.3 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the EEA Acquisition:

(Dollars in Thousands)	EEA Acquisition Date Fair Value
Cash and cash equivalents	$218
Management/advisory fees receivable	12
Intangible assets	67,300
Goodwill	25,494
Operating lease right-of-use assets	2,326
Other assets	1,181
Total Assets Acquired	96,531
Accounts payable and accrued expenses	79
Operating lease liabilities	2,326
Other liabilities	1,012
Total Liabilities Assumed	$3,417
Total Assets Acquired and Liabilities Assumed	$93,114
The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the EEA Acquisition Date. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

With the exception of operating right-of-use assets and operating lease liabilities accounted for under ASC 842, in accordance with ASC 805, the assets and liabilities were recorded at their respective fair values as of April 1, 2024. The Company developed the fair value of intangible assets, which includes trade names, customer relationships and developed technology, using various techniques including relief of royalty, excess earnings method, and a discounted cash flow approach. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the EEA Acquisition:

(Dollars in Thousands)	EEA Acquisition Date Fair Value	Estimated Life (Years)
Trade Name	$1,400	5
Customer Relationships	$65,600	17
Developed Technology	$300	5
Total Intangible Assets	$67,300

The results of operations for EEA have been included in the Company’s condensed consolidated financial statements from the EEA Acquisition Date.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Acquisition of Pointwise Partners Limited
On May 9, 2024 (the “PW Acquisition Date”), the Company acquired the remaining 50% of the issued and outstanding ownership and membership interest of Pointwise Partners Limited (“PW”), increasing its interest from 50% to 100% (the “PW Acquisition”).

The PW Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from PW, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the PW Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the PW Acquisition Date as required under ASC 805.

The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration, estimated deferred consideration, and the settlement of pre-existing relationships as summarized below:

(Dollars in Thousands)	PW Amount
Initial Cash consideration	$1,735
Equity consideration	1,705
Deferred consideration	3,328
Settlement of pre-existing relationships	1,186
Total purchase consideration transferred	$7,954

The estimated deferred consideration is payable in cash and equity and is due for payment no later than March 1, 2025.

At the PW Acquisition Date, as required by ASC 805, the Company’s existing 50% equity in PW, which was previously recognized as an equity method investment, was revalued to reflect the fair value at this date. The fair value of this existing equity method investment was $6.2 million, which was calculated as 50% of the fair value of PW total equity value, excluding the impact of any synergies or control premium that would be realized by a controlling interest. The change in fair value has resulted in a gain of $4.4 million being recognized. This gain has been recognized in the Gain (loss) on investments line of the Condensed Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the fair values of the assets acquired, and liabilities assumed in connection with the PW business combination:

(Dollars in Thousands)	PW Acquisition Date Fair Value
Cash and cash equivalents	$269
Intangible assets	9,700
Goodwill	6,747
Other assets	20
Total Assets Acquired	16,736
Accounts payable and accrued expenses	589
Other liabilities	292
Deferred tax liability	1,749
Total Liabilities Assumed	$2,630
Total Assets Acquired and Liabilities Assumed	$14,106

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the PW Acquisition Date. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

Goodwill is comprised of expected synergies of the combined operations, including employees acquired in a business combination. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth Management segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment in other periods if an event occurs or circumstances change that may indicate impairment.

Below is a summary of the intangible assets acquired in the PW business combination:

(Dollars in Thousands)	PW Acquisition Date Fair Value	Estimated Life (Years)
Customer Relationships	$9,700	14
Total Intangible Assets	$9,700

The fair value of customer relationships was determined using the multi-period excess earnings method. The intangible assets are subject to amortization over a useful life of 14 years.

The results of the PW Acquisition have been included in the Company’s condensed consolidated financial statements from the PW Acquisition Date. Prior to the PW Acquisition Date, the results of PW were included as a 50% held equity method investment.
Supplemental Pro Forma Financial Information (Unaudited)
The results of operations for the AWMS acquisition for the three and six months ended June 30, 2024, the EEA and PW acquisitions for the three months ended June 30, 2024, along with the ALWP acquisition for the three and six months ended June 30, 2024 and for the three months ended June 30, 2023, respectively, do not require pro forma disclosure as the results have been included in our unaudited condensed consolidated statement of operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following selected unaudited supplemental pro forma financial information is a summary of our combined results for the six months ended June 30, 2024 and three and six months ended June 30, 2023 with EEA and PW, for the three and six months ended June 30, 2023 with AWMS, and for the six months ended June 30, 2023 with ALWP, respectively. The unaudited supplemental pro forma financial information gives effect to the acquisitions as if they had occurred on January 1, 2023.
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the AWMS, ALWP, EEA, and PW acquisitions had taken place on January 1, 2023, nor is it indicative of future results.

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total revenue	$49,453	$57,194	$105,160	$119,194
Net income (loss)	$(8,959)	$28,160	$12,319	$(62,747)
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

Disposal of LRA

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of June 30, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

The disposal was completed on March 6, 2024. As a result, the Company has recognized an intangible asset impairment charge of $23.5 million, which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations during the year ended December 31, 2023. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. As of the six months ended June 30, 2024, there was no gain on disposal recognized in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

Disposal of FOS

On November 6, 2023, the Company entered into an agreement to sell FOS, the European-based trust and private office service which was part of the Company’s Wealth Management segment, for a cash consideration

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

of approximately $20.1 million. The transaction was completed on May 8, 2024. This disposal does not represent a strategic shift that will have a major impact on the Company’s operations, and as such, is not classified as a discontinued operation. As of December 31, 2023, the major classes of assets and liabilities of FOS were presented as held for sale in the Consolidated Statement of Financial Position. During the quarter ended June 30, 2024, a gain on disposal of $9.4 million was recognized in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

Assets Held for Sale
The carrying amounts of the major classes of assets and liabilities of FOS and LRA were presented as held for sale in the Consolidated Statement of Financial Position at December 31, 2023. As of the six months ended June 30, 2024, no assets or liabilities were classified as held for sale. The following table represents amounts presented as held for sale for the periods presented:

As of
(in thousands)	December 31, 2023
Assets
Cash and cash equivalents	$2,897
Fees receivable, net	4,792
Intangible assets, net of accumulated amortization	46,658
Operating lease right-of-use assets	434
Deferred tax asset, net	41
Other assets	1,812
Total assets held for sale	$56,634
Liabilities
Accounts payable and accrued expenses	$(1,007)
Operating lease liabilities	(381)
Deferred tax liability, net	(10,852)
Deferred income	(781)
Other liabilities	(772)
Total liabilities held for sale	$(13,792)
(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management/advisory fees	$47,029	$46,844	$93,253	$93,314
Incentive fees	53	469	216	1,046
Distributions from investments	2,240	2,203	6,410	12,233
Other fees/income	131	1,769	386	2,739
Total Income	$49,453	$51,285	$100,265	$109,332

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)	As of June 30, 2024	As of December 31, 2023
Management/advisory fees receivable
Beginning balance	$29,539	$30,698
Ending balance (1)	32,069	29,539

Incentive fees receivable
Beginning balance	$40,356	$7,570
Ending balance (2)	209	40,356

Other fees/income receivable
Beginning balance	$526	$4,112
Ending balance	103	526

Deferred management/advisory fees
Beginning balance	$(66)	$(945)
Ending balance	(221)	(66)

Deferred other fees/income
Beginning balance	$—	$(422)
Ending balance	—	—
(1) As of June 30, 2024 and December 31, 2023, this amount includes $0.8 million and $1.2 million, respectively, in Management/advisory fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(2) As of June 30, 2024 and December 31, 2023, this amount includes $0.0 million and $14.9 million, respectively, in Incentive fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(5)Equity-Based Compensation and Earn-in Expenses

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the board of directors under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 11,788,132, of which 735,147 remain available as of June 30, 2024. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.

The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of June 30, 2024, the Company has an unrecognized equity-based compensation expense of $30.4 million, which is expected to be recognized over a weighted average period of 2.32 years.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the equity-based compensation award activity for the six months ended June 30, 2024, and June 30, 2023:

	June 30, 2024		June 30, 2023
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	4,797,464	$4.64	—	$—
Restricted common stock granted	4,078,237	5.20	7,395,306	6.40
Restricted common stock forfeited	(356,918)	4.45	(80,095)	4.35
Restricted common stock vested	(1,823,811)	4.99	(2,534,202)	9.99
Restricted common stock awards outstanding at end of period	6,694,972	$4.90	4,781,009	$4.53

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations, during the three and six months ended June 30, 2024, and June 30, 2023:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
RSUs	$2,136	$1,515	$5,093	$31,060
PRSUs	466	—	466	—
Earn-in expense	1,079	1,061	3,045	2,074
Revenue share	152	—	364	—
Deferred compensation	1,156	—	2,375	—
Total	$4,989	$2,576	$11,343	$33,134

RSUs

In connection with the Business Combination, certain of TWMH’s restricted units vested and the Company granted fully vested shares to Alvarium’s employees, resulting in compensation expense of $4.2 million and $24.6 million, respectively, during both the three and six months ended June 30, 2023. The $24.6 million consisted of $21.0 million related to the acceleration of 2.1 million of earn-out shares at closing and $3.6 million for 360,485 shares related to another transaction completed in contemplation of and for the benefit of the acquirer under Topic 805. None of these stock awards were outstanding after the Business Combination.
Upon completion of the Business Combination, the Company issued 60,800 shares of Class A Common Stock to employees of the Company. These awards vested in full immediately and had a fair value of $10.00 per share, resulting in compensation expense of $0.6 million for both the three and six months ended June 30, 2023.

On March 23, 2023, in connection with the Business Combination, the Company granted 65,554 RSUs to its board of directors, which vested over an approximate nine-month period and had a fair value of $12.56 per share. On March 1, 2024, the Company granted 138,564 RSUs to its board of directors, which vest over a four-month period and had a fair value of $5.87 per share. On June 26, 2024, the Company granted 123,732 RSUs to its board of directors, which vest over a twelve-month period and had a grant date fair value of $4.98 per share. These grants resulted in compensation expense of $0.6 million and $0.8 million for the three and six months ended June 30, 2024, respectively.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 31, 2023, the Company granted 4,697,317 RSUs to its employees, which, vest over a three-year period and had a fair value of $4.35 per share. On June 5, 2024, the Company granted 2,219,661 RSUs to its employees, which vest over a three-year period and had a fair value of $4.78 per share. These grants resulted in compensation expense of $1.4 million and $1.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $3.4 million and $1.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Since the initial grant date of these awards, 539,545 shares have been forfeited.

On various dates throughout 2023, the Company granted 111,148 and 118,987 RSUs to employees, representative of buy-out equity awards as restricted units, vesting generally over a one to three year period, with a fair value of $7.66 and $8.72, respectively, per share. On February 6, 2024, the Company granted 29,154 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a two year period, with a fair value of $5.36 per share. The Company recognized compensation expense of $0.1 million and $0.9 million for the three and six months ended June 30, 2024, respectively, related to these buy-out equity awards.

PRSUs

The Company grants PRSUs to selected members of AlTi’s executive team. Vesting of the PRSUs is based on meeting certain market conditions and the requisite service period. The PRSUs are eligible to vest on a graded basis at the end of each of three annual periods, subject to the employee’s continued service with the Company through the applicable performance period, and are only earned upon achievement of total shareholder return of the Company’s Class A Common Stock exceeding certain thresholds.

On June 5, 2024, the Company granted 1,567,125 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $5.76 per share. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. These grants resulted in compensation expense of $0.5 million for both the three and six months ended June 30, 2024.

Earn-Ins

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024, and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of ten business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million, respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The amount of shares awarded will be calculated based on the twenty day average volume weighted average price of the Company's Class A Common Stock preceding the first and second payment dates. The Company recognized an expense for the earn-ins of $0.5 million and $1.1 million for the three months ended June 30, 2024, and June 30, 2023, respectively, and $2.5 million and $2.1 million for the six months ended June 30, 2024, and June 30, 2023, respectively.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same fact pattern as the above-described amendment for the compensatory earn-ins. As of June 30, 2024, and December 31, 2023, this contingent consideration is recorded as a liability of $1.0 million and $1.8 million in the Earn-in consideration payable line of the Condensed Consolidated Statement of Financial Condition and Consolidated Statement of Financial Condition, respectively.

In connection with the Company’s acquisition of EEA (see Note 3 Business Combinations and Divestitures), certain employees of EEA are entitled to receive a portion of the contingent consideration comprised of a combination of additional cash and shares of the Company (the “EEA Earn-Ins”) based on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date, which is April 1, 2024. The portion of the EEA Earn-Ins to be issued in shares was measured at fair value as of the closing date. The Company recognized compensation expense for the estimated shares in relation to the accrual of the EEA Earn-Ins of $0.3 million for both the three and six months ended June 30, 2024.

In connection with the Company’s acquisition of PW (see Note 3 Business Combinations and Divestitures), certain employees of PW are entitled to receive additional shares of the Company (the “PW Earn-Ins”). The PW Earn-Ins are payable in equity upon the achievement of certain integration milestones and are due for payment no later than March 1, 2025. The Company recognized compensation expense in relation to the accrual of the PW Earn-Ins of $0.2 million for both the three and six months ended June 30, 2024.

Revenue Share

During the three and six months ended June 30, 2024, the Company accrued $0.2 million and $0.4 million, respectively, in compensation expense related to various revenue share arrangements to its employees, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.

Deferred Compensation Liability

In connection with the ALWP Acquisition, during the three and six months ended June 30, 2024, the Company accrued $1.2 million and $2.4 million, respectively, in shares of Class A Common Stock which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.
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

The Company is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Umbrella Partnership. The Umbrella Partnership is a partnership for U.S. federal income tax purposes and a taxable entity for certain state and local taxes, such as New York City and Connecticut unincorporated business tax (“UBT”). Further, the Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the tax implications to both the Company and Umbrella Partnership resulting from exchanges of Warrants and Class B Units for shares of Class A Common Stock. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Company’s controlling interest in

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Umbrella Partnership and its underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.

The Company had an effective tax rate of 7.8% and (121.8)% for the three months ended June 30, 2024, and June 30, 2023, respectively, and (3.2)% and 14.8% for the six months ended June 30, 2024, and June 30, 2023, respectively. The effective tax rates were calculated using an Annual Effective Tax Rate approach. The book income related to fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The effective tax rates differ from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, the portion of losses incurred primarily in the United Kingdom for which no tax benefit is recognized, and the impact of state and local and non-U.S. taxes.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2024, the Company has recorded valuation allowances against a portion of its deferred tax assets generated by its subsidiaries in the United Kingdom. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

As of June 30, 2024, and June 30, 2023, the Company has evaluated its tax filing positions and has not recorded a reserve for unrecognized tax benefits.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
•EEA Earn-Out Liability - The Company’s valuation approach utilized a Discounted Cash Flow approach to determine the fair value using the liability discount rate which is estimated based on the Company’s credit quality.
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
•Warrant Liabilities - The fair value of the Constellation Warrants is determined based on Level 3 inputs using a Black-Scholes-Merton option pricing model. As of June 30, 2024, the Constellation Warrants amounted to $2.9 million and is included in the line item Warrant liabilities, at fair value of the Condensed Consolidated Statement of Financial Condition.
Refer to the valuation methodologies table below for further analysis of Level 3 valuations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary categorization, as of June 30, 2024, and December 31, 2023, of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments. Investments at fair value as of June 30, 2024, and December 31, 2023 are presented below:

	As of June 30, 2024
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$110	$—	$—	$110
Exchange-traded funds	109	—	—	109
Investments – External Strategic Managers (1)	6	—	161,139	161,145
Investments – Affiliated Funds (2)	—	—	—	870
Contingent consideration receivable	—	—	1,834	1,834
Total	$225	$—	$162,973	$164,068

Liabilities:
Warrant liability	$—	$—	$2,934	$2,934
Earn-out liability	—	—	49,124	49,124
TRA liability (3)	—	—	6,911	6,911
Earn-in consideration payable	969	—	—	969
Total	$969	$—	$58,969	$59,938

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other loss in the Condensed Consolidated Statement of Operations. During the year ended December 31, 2023, there was one transfer from Level 3 to Level 1 of the earn-in consideration payable. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of June 30, 2024 and December 31, 2023:

	Level 3 Liabilities as of June 30, 2024
(Dollars in Thousands)	TRA liability	Earn-out liability	AWMS earn-out liability	EEA earn-out liability	Warrant liabilities	Total
Beginning balance	$13,233	$62,380	1,064	—	—	$76,677
Issuances	—	—	—	23,308	3,003	26,311
Settlements	—	—	—	—	—	—
Net gains/(losses)	(6,322)	(38,334)	36	670	(69)	(44,019)
Transfers out of Level 3	$—	$—	—	—	—	$—
Ending balance	$6,911	$24,046	1,100	23,978	2,934	$58,969

	Level 3 Liabilities as of December 31, 2023
(Dollars in Thousands)	TRA Liability	Earn-out Liability	AWMS earn-out liability	Earn-in consideration payable	Total
Beginning balance	$13,000	$91,761	—	$1,519	$106,280
Issuances	—	—	2,721	—	2,721
Settlements	—	—	—	—	—
Net (gains) losses	233	(29,381)	(1,657)	311	(30,494)
Transfers out of Level 3	$—	$—	—	$(1,830)	$(1,830)
Ending balance	$13,233	$62,380	1,064	$—	$76,677

	Level 3 Assets as of June 30, 2024
(Dollars in Thousands)	Investments – External Strategic Managers	Contingent Consideration Receivable	Total
Beginning balance	$164,077	$—	$164,077
Realized and Unrealized Gains (Losses)	(2,938)	(101)	(3,039)
Purchases	—	1,935	1,935
Ending balance	$161,139	$1,834	$162,973

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Level 3 Assets as of December 31, 2023
(Dollars in Thousands)	Investments – External Strategic Managers	Total
Beginning balance	$146,130	$146,130
Realized and Unrealized Gains (Losses)	$2,580	$2,580
Purchases	$15,367	$15,367
Ending balance	$164,077	$164,077

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of June 30, 2024

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$161,139	Discounted Cash Flow	Discount rate	19.0% -29%	Lower
			Long-term growth rate	4.0%	Higher
Contingent consideration receivable	$1,834	Monte Carlo	Risk-free rate	4.1%	Higher
			Volatility	26.2%	Lower
			Credit spread	0.8%	Lower
Level 3 Liabilities:
TRA liability	$6,911	Monte Carlo	Volatility	50.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	14.2% - 15.0%	Lower
			Equity risk premium	6.8% - 14.3%	Lower
Earn-out liability	$24,046	Monte Carlo	Volatility	50.0%	Higher
			Risk-free rate	4.5%	Higher
AWMS earn-out liability	$1,100	Monte Carlo	Volatility	7.0%	Higher
			Risk-free rate	0.8%	Higher
			Revenue Discount Rate	2.5%	Lower
			Liability Discount Rate	13.6%	Lower
EEA earn-out liability	$23,978	Discounted Cash Flow	EBITDA Discount Rate	16.6%	Lower
			Risk-free rate	4.4%	Lower
			Credit spread	12.8%	Lower
Warrant liabilities	$2,934	Black-Scholes-Merton model	Volatility	39.0%	Higher
			Risk-free rate	4.4%	Higher

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2023

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$164,077	Discounted Cash Flow	Discount rate	21.5% -29.0%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$13,233	Monte Carlo	Volatility	40.0%	Lower
			Correlation	20.0%	Higher
			Cost of debt range	4.1% - 5.1%	Lower
			Equity risk premium	7.4% - 13.1%	Lower
Earn-out liability	$62,380	Monte Carlo	Volatility	40.0%	Higher
			Risk-free rate	3.9%	Higher
AWMS earn-out liability	$1,064	Monte Carlo	Revenue Volatility	14.0%	Higher
			Risk-free rate	1.1%	Higher
			Revenue Discount Rate	3.5%	Lower
			Liability Discount Rate	5.6%	Lower
			Deferred Payment Liability Discount Rate	5.3%	Lower
(8)Equity Method Investments
As of June 30, 2024 and December 31, 2023, the Company had $7.5 million and $14.2 million, of equity method investments recorded within equity method investments on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the three months ended June 30, 2024 and June 30, 2023, the Company recognized $4.0 million and $— million, respectively, and for the six months ended June 30, 2024 and June 30, 2023, the Company recognized $4.0 million and $0.3 million, respectively, of impairment on its equity method investments within gain (loss) on investments in the Condensed Consolidated Statement of Operations. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. The Company assesses for indicators of impairment every quarter utilizing a number of factors, including market conditions. For the three months ended June 30, 2024 and June 30, 2023, the Company recognized $28.2 thousand and $1.8 million, respectively, and for the six months ended June 30, 2024 and June 30, 2023, the Company recognized $68.3 thousand and $1.8 million, respectively, of impairment to these assets.

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
The Cost and Fair Value of Investments as of June 30, 2024 and December 31, 2023 are presented below:

	As of June 30, 2024		As of December 31, 2023
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$124	$110	$93	$75
Exchange-traded funds	100	109	105	108
TIG Arbitrage Associates Master Fund	489	513	482	500
TIG Arbitrage Enhanced Master Fund	179	227	179	231
TIG Arbitrage Enhanced	—	—	682	776
Arkkan Opportunities Feeder Fund	111	129	111	119
Arkkan Capital Management Limited	20,062	25,352	20,062	24,822
Zebedee Asset Management	68,913	72,280	68,913	69,454
Romspen Investment Corporation (1)	72,523	63,508	72,523	69,802
Other	6	6	7	7
Total Investments at fair value	$162,507	$162,234	$163,157	$165,894

Equity method investments:
Real estate equity method investments	$5,628	$5,628	$9,311	$9,311
Wealth management - investment advisory	$99	$99	$2,505	$2,505
Carried interest vehicles	$1,777	$1,777	$2,378	$2,378
Total Equity method investments	7,504	7,504	14,194	14,194

Total	$170,011	$169,738	$177,351	$180,088
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The breakdown of unrealized gains (losses) and realized gains (losses) on Investments at fair value for the relevant periods are as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gains (Losses) on Investments at FV:
Realized gains (losses)	$4	$5,685	$7	$—
Unrealized gains (losses)	1,734	(1,915)	(2,923)	1,864
Total gains (losses) on Investments at fair value	$1,738	$3,770	$(2,916)	$1,864
(10)Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of June 30, 2024
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	22.8	$258,765	$—	$(12,139)	$246,626
Investment management agreements	20.6	6,673	(695)	(4,619)	1,359
Trade names	9.4	12,478	—	(2,115)	10,363
Acquired internally developed software	5.0	1,300	—	(315)	985
Other intangible asset	0.0	622	—	(622)	—
Total amortized intangible assets		279,838	(695)	(19,810)	259,333
Non-amortized intangible assets (1)
Investment management agreements		245,900	—	—	245,900
Total intangible assets		$525,738	$(695)	$(19,810)	$505,233

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

(2) As of June 30, 2024, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $77.1 million related to the PW and EEA Acquisitions (see Note 3 Business Combinations and Divestitures) and foreign currency translation differences of $(1.0) million.

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
(1) During the year ended December 31, 2023, the Company deconsolidated AHRA (See Note 3 Business Combinations and Divestitures) and as a result, recorded an impairment charge of $29.4 million to the carrying value of AHRA’s investment advisory agreement with Home REIT, which is recorded in the line item Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. On January 9th, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of June 30, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change. The disposal completed on March 6, 2024. As a result, during the year ended December 31, 2023, AlTi recognized an intangible asset impairment charge of $23.5 million in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. As of the six months ended June 30, 2024, there was no gain on disposal recognized in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.
(2) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.
(3) Gross carrying amounts related to the Company’s intangible assets include foreign currency translation differences of $7.4 million as of December 31, 2023.
Amortization expense of approximately $3.4 million and $3.3 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and approximately $5.8 million and $7.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively, were recognized.
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of June 30, 2024
2024	$6,901
2025	13,801
2026	13,801
2027	13,801
2028 and beyond	211,029
Total	$259,333

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(11)Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of June 30, 2024	As of December 31, 2023
Fixed assets, net:
Leasehold improvements	$7,462	$4,978
Office equipment and furniture	3,382	3,489
Foreign currency translation difference	(479)	(270)
Accumulated depreciation and amortization	(6,227)	(5,665)
Fixed assets, net	4,138	2,532
Accrued income	12,252	17,124
Prepaid expenses	19,697	8,045
Sundry receivables	6,097	5,664
Other receivables	13,355	12,204
Other assets	3,170	2,613
Other assets, net (1)	$58,709	$48,182

(1) As of June 30, 2024 and December 31, 2023, these amounts include $4.6 million and $6.7 million, respectively, in receivables due from related parties. See Note 16 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of June 30, 2024	As of December 31, 2023
AWMS deferred cash consideration	6,857	7,135
PW deferred consideration	3,365	—
Payroll	—	5,202
Corporation tax payable	2,826	—
Sundry	3,593	3,422
Other	4,460	6,709
Other Liabilities, net (1)	21,101	22,467
(1) As of June 30, 2024 and December 31, 2023, these amounts include $11.0 million and $8.4 million, respectively, in liabilities due to related parties. Additionally, certain reclassifications have been made during the current period and are no longer comparable to the year ended December 31, 2023. See Note 16 (Related Party Transactions) and Note 2 (Summary of Significant Accounting Policies), respectively, for further details.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

office spaces across various countries. We categorize leases as either operating or finance leases at the commencement date of the respective lease.
The components of lease costs are as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense	$2,675	$2,135	$5,543	$4,061
Variable lease expense	607	1,166	1,162	1,603
Short-term lease expense	53	207	126	412
Total lease expense	$3,335	$3,508	$6,831	$6,076
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2024	June 30, 2023
Operating cash flow information:
Operating cash flow from operating leases	$3,327	$3,464
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	4,103	2,055
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of June 30, 2024	As of December 31, 2023
Weighted-average remaining lease term	11.60	11.94
Weighted-average discount rate	6.22%	6.22%
Future minimum lease payments for the Company’s operating leases as of June 30, 2024, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2024	$3,986
2025	9,077
2026	8,372
2027	7,833
2028	6,957
2029 and beyond	60,012
Total lease payments	96,237
Less: Imputed interest	31,956
Present value of lease liabilities	$64,281

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(13)Goodwill, net
The following tables provide a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position as of June 30, 2024 and December 31, 2023, respectively.

(Dollars in Thousands)	Strategic Alternatives As of June 30, 2024	Wealth Management As of June 30, 2024	Total
Beginning Balance
Gross goodwill	$90,480	$321,154	$411,634
Net goodwill:	$90,480	$321,154	$411,634

Goodwill acquired during the period	$—	$32,317	$32,317
Currency translation and other adjustments	(1,454)	(1,500)	(2,954)
	$(1,454)	$30,817	$29,363
Ending Balance
Gross goodwill	$89,026	$351,971	$440,997
Net goodwill	$89,026	$351,971	$440,997

(Dollars in Thousands)	Strategic Alternatives As of December 31, 2023		Wealth Management As of December 31, 2023	Total
Beginning Balance
Gross goodwill	$232,429	$—	$298,118	$530,547
Net goodwill:	$232,429		$298,118	$530,547

Goodwill acquired during the period	$—		$18,972	$18,972
Impairment charges	(153,859)		—	(153,859)
Currency translation and other adjustments	11,910	—	4,064	15,974
	$(141,949)		$23,036	$(118,913)
Ending Balance
Gross goodwill	$90,480		$321,154	$411,634
Net goodwill	$90,480		$321,154	$411,634

During the three and six months ended June 30, 2024, no triggering events were identified, and no impairment charge was recognized on goodwill from acquisitions.

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
(14)Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024			As of December 31, 2023
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)	Debt Outstanding	Net Carrying Value(1)	Fair Value (2)
Credit Agreement
Term Loans	$41,442	$37,978	$41,442	95,000	92,603	95,000
Revolving Credit Facility	126,008	126,008	126,008	93,750	93,750	93,750
Total Debt	$167,450	$163,986	$167,450	$188,750	$186,353	$188,750
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loans and Revolving Credit Facility approximates carrying value as of June 30, 2024 and December 31, 2023. The fair value is categorized as Level 3 under ASC 820.
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

The Term Loans and Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan is subject to quarterly amortization payments and will mature on January 3, 2028. The Revolving Credit Facility will terminate on January 3, 2028. As of June 30, 2024, unfunded commitments on the Revolving Credit Facility amounted to $14.0 million, and the weighted-average interest rate on the outstanding borrowings of this facility was 9.5%. As of December 31, 2023, unfunded commitments on the Revolving Credit Facility amounted to $16.3 million, and the weighted-average interest rate on the outstanding borrowings of this facility was 9.0%. As security for the Term Loans and Revolving Credit Facility, the borrower and the guarantors thereunder have pledged substantially all of their assets, subject to agreed-upon exclusions. The guarantor group consists of the Company’s U.S. and non-U.S. subsidiaries, subject to an agreed-upon materiality threshold. As of June 30, 2024 and December 31, 2023, total outstanding debt, net of unamortized deferred financing costs amounted to $164.0 million and $186.4 million, respectively.

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
Third Amendment to Credit Agreement

On February 22, 2024, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment amends and restates the Credit Agreement in its entirety to, among other things:
•provide for and permit that the investments in the Company being made by Allianz Strategic Investments S.à.r.l., a Luxembourg private limited liability company (“Allianz”) and Constellation are not required to reduce amounts outstanding under the facility;
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
Fourth Amendment to Credit Agreement

On August 5, 2024, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amends the Credit Agreement to permit the Company to utilize proceeds from any drawdowns on the revolving credit facility on certain “Permitted Acquisitions,” as defined in the Credit Agreement.

As required by accounting standards, the Company has performed an assessment based on its current operations and capital structure of its ability to generate sufficient cash flows to meet its financial obligations for one year subsequent to the financial statement issuance date, based on conditions known and reasonably knowable as of the financial statement issuance date. Management has performed this required assessment as of August 9, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months.

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
Contractual maturities of the Term Loans as of June 30, 2024, are set out in the table below:

(Dollars in Thousands)	Aggregate Maturities
Rest of 2024	$2,500
2025	$7,500
2026	$10,000
2027	$10,000
2028	$11,442
Total	$41,442
Debt is prepayable without penalty prior to maturity. Borrowings under the Revolving Credit Facility are due and payable on the termination date or an earlier date at the Company’s discretion.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Constellation Transaction

In connection with the Constellation Transaction, the Company evaluated the Constellation Warrants in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to a change of control adjustment which would preclude equity classification as the Constellation Warrants would no longer be a fixed-for-fixed option.

The Constellation Warrants meet the definition of a derivative and are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. As of June 30, 2024, the Constellation Warrants of $2.9 million are recorded in the line item Warrant liabilities at fair value on the Company’s Condensed Consolidated Statement of Financial Position. For the three and six months ended June 30, 2024, the change in fair value of the Constellation Warrants are $0.4 million and $0.1 million, respectively, and are recorded in the line item Loss on warrant liability in the Condensed Consolidated Statement of Operations.
(15)Retirement Plans

The Company sponsors a defined–contribution 401(k) plan for the benefit of its employees. The plan allows employees to contribute a percentage of their salary subject to certain limitations, set forth by the Internal Revenue Service, on a pretax basis. At its discretion, the Company can make profit sharing plan contributions to the participants’ accounts. The Company’s contributions are summarized in the following table:

(Dollars in Thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Plan Contributions	$717	$858	$1,732	$1,672
As of June 30, 2024, $1.4 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(16)Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of June 30, 2024	As of December 31, 2023
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$541	$712
Due from Equity Method Investees	Other assets	$4,107	$5,948
Due from Alvarium related fee arrangements	Fees receivable, net	$9	$247
Due from TIG related fee arrangements	Fees receivable, net	$822	$15,822

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other Liabilities	$(517)	$—
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(24,911)	$(17,607)
Delayed share purchase agreement	Delayed share purchase agreement	$—	$(1,818)
Delayed share purchase agreement	Accrued compensation and profit sharing	$—	$(282)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liability, at fair value	$(24,046)	$(62,380)
AWMS earn-out liability	Earn-out liability, at fair value	$(1,100)	$(1,064)
AWMS deferred cash contribution	Other liabilities	$(6,857)	$(7,135)
Due to Equity Method Investees	Other liabilities	$(232)	$(1,277)
EEA earn-out liability	Earn-out liability, at fair value	$(23,978)	$—
PW deferred consideration	Other liabilities	$(3,365)	$—

Shareholders' Equity
Delayed share purchase agreement	Additional paid-in capital	$40	$(1,178)

Due from TWMH Members

Certain TWMH Members were offered promissory notes to pay their estimated federal, state and local withholding taxes owed by such members, which constitute loans to members. Promissory notes totaling $1.5 million were issued by the Company in 2020, 2021 and 2022, and bear interest at an annual rate of three and one quarter percent (3.25%). Of these, certain promissory notes totaling $1.1 million included a forgiveness of debt provision. If at each of the first five one-year anniversaries of February 15, 2023, the members’ employment relationship has not been terminated for any reason, an amount equal to twenty percent (20%) of the principal and accrued interest, shall be forgiven. Upon termination of employment, any outstanding amount of loan not forgiven becomes due within 30 days. The additional notes totaling $0.4 million were paid back in full to the Company as of December 31, 2022. On March 14, 2024, a certain member repaid their note totaling $0.7 million.

For the three months ended June 30, 2024 and June 30, 2023, the Company recognized $58 thousand and $65 thousand, respectively, and for the six months ended June 30, 2024 and June 30, 2023, the Company recognized

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

$116 thousand and $131 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial Condition. As of June 30, 2024 and December 31, 2023, the balance of loans to members were $0.5 million and $0.7 million, respectively.

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

For the three and six months ended June 30, 2024, the Company recognized $0.0 thousand and $40.0 thousand, respectively, of stock and cash compensation associated with the delayed share purchase agreement within Compensation and employee benefits expense on the Condensed Consolidated Statement of Operations.

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

The Company recognized Management/advisory fees, Compensation and employee benefits, Other income/fees and Interest and dividend income (expense) from its equity method investees on the Condensed Consolidated Statement of Operations, as summarized in the following table:

(Dollars in Thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management/advisory fees	$140	$200	$309	$1,000
Compensation and employee benefits	$—	$—	$—	$800
Other income/fees	$(322)	$(800)	$(1,359)	$(700)
Interest and dividend income (expense)	$10	$(43)	$16	$(21)

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

The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability as of June 30, 2024 and December 31, 2023 was $24.9 million and $17.6 million, respectively. As of June 30, 2024 and December 31, 2023, the Company carried $6.9 million and $13.2 million, respectively, of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA Exchange of $18.0 million and $4.4 million as of June 30, 2024 and December 31, 2023, respectively, is recorded at its carrying value. For the three months ended June 30, 2024 and June 30, 2023, the Company recognized a loss of $0.4 million and $(1.8) million, respectively, and for the six months ended June 30, 2024 and June 30, 2023, the Company recognized a loss of $6.3 million and $(2.1) million, respectively, which is recorded in Gain (loss) on TRA in the Condensed Consolidated Statement of Operations.

On August 31, 2023, holders of Class B Common Stock exchanged a portion of such Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged a portion of such Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On May 14, 2024, holders of Class B Common Stock exchanged 286,242 Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction.

For the six months ended June 30, 2024, the Company made tax distributions to Class B Units holders of $1.5 million.

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of June 30, 2024 and December 31, 2023, the fair value of the Business Combination Earn-out Liability was $24.0 million and $62.4 million, and is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value of $1.2 million and $(66.1) million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $(38.3) million and $(36.9) million for the six months ended June 30, 2024 and June 30, 2023, respectively, which is recorded in Gain (loss) on earnout liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

payment of assumed liabilities. As of June 30, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million, respectively, is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $39.0 thousand and $36.0 thousand for the three and six months ended June 30, 2024, respectively, which is recorded in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date (or EEA earn-out liability). As of June 30, 2024, the EEA earn-out liability of $24.0 million is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $0.7 million for both the three and six months ended June 30, 2024, which is recorded in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date. As of June 30, 2024, the deferred consideration of $3.4 million is recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Consolidated Statement of Financial Condition as Fees Receivable, net. As of June 30, 2024 and December 31, 2023, fees due from Alvarium related fee arrangements were $8.9 thousand and $0.2 million, respectively. Additionally, as of June 30, 2024 and December 31, 2023, management and incentive fees receivable due from TIG related fee agreements were $0.8 million and $15.8 million, respectively.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
•Revenues and expenses directly associated with each business segment are included in determining net income/(loss) by segment.
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

Subsequent to June 30, 2024, management has commenced a strategic review of certain businesses within the currently defined Strategic Alternatives segment. This review, which is expected to be completed by the end of the third quarter of 2024, will consider, among other things, potential changes to our legal entity structure as well as the components included within the operating segments outlined below. Refer to Note 21 (Subsequent Events) for further details.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	June 30, 2024			June 30, 2023
Net Income by Segment	Strategic Alternatives Segment	Wealth Management Segment	Total	Strategic Alternatives Segment	Wealth Management Segment	Total
Revenue:						$
Management/advisory fees	$6,041	$40,988	$47,029	$12,952	$33,892	$46,844
Incentive fees	52	1	53	469	—	469
Distributions from investments	2,240	—	2,240	2,203	—	2,203
Other income/fees	220	(89)	131	1,697	72	1,769
Total income	$8,553	$40,900	$49,453	$17,321	$33,964	$51,285
Operating Expenses:
Compensation and employee benefits	9,900	28,993	38,893	12,306	21,646	33,952
Systems, technology, and telephone	1,165	3,644	4,809	1,388	2,722	4,110
Sales, distribution, and marketing	508	694	1,202	213	355	568
Occupancy costs	1,176	2,849	4,025	975	2,377	3,352
Professional fees	3,784	3,818	7,602	6,757	8,106	14,863
Travel and entertainment	518	808	1,326	510	796	1,306
Depreciation and amortization	406	3,407	3,813	1,518	2,137	3,655
General, administrative, and other	951	1,787	2,738	2,010	528	2,538
Total operating expenses	$18,408	$46,000	$64,408	$25,677	$38,667	$64,344
Operating income (loss)	(9,855)	(5,100)	(14,955)	(8,356)	(4,703)	(13,059)
Other income (expenses):
Impairment loss on goodwill and intangible assets	(695)	—	(695)	(29,393)	—	(29,393)
Gain (loss) on investments	(721)	12,078	11,357	(5,585)	431	(5,154)
Gain (loss) on derivative	—	—	—	—	—	—
Gain (loss) on warrant liability	205	204	409	38	38	76
Gain (loss) on earn-out liability	(593)	(1,352)	(1,945)	33,042	33,041	66,083
Gain (loss) on TRA	194	195	389	(896)	(896)	(1,792)
Interest expense	(2,390)	(2,461)	(4,851)	(1,634)	(1,737)	(3,371)
Interest income	241	322	563	—	—	—
Other income	2	11	13	(367)	(339)	(706)
Income (loss) before taxes	(13,612)	3,897	(9,715)	(13,151)	25,835	12,684
Income tax (expenses) benefit	836	(80)	756	7,723	7,723	15,446
Net income (loss)	$(12,776)	$3,817	$(8,959)	$(5,428)	$33,558	$28,130

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2024			June 30, 2023
Net Income by Segment	Strategic Alternatives Segment	Wealth Management Segment	Total	Strategic Alternatives Segment	Wealth Management Segment	Total
Revenue:						$
Management/advisory fees	$15,619	$77,634	$93,253	$27,928	$65,386	$93,314
Incentive fees	216	—	216	1,046	—	1,046
Distributions from investments	6,410	—	6,410	12,233	—	12,233
Other income/fees	289	97	386	2,629	110	2,739
Total income	$22,534	$77,731	$100,265	$43,836	$65,496	$109,332
Operating Expenses:
Compensation and employee benefits	22,603	55,847	78,450	39,568	57,556	97,124
Systems, technology, and telephone	2,443	6,680	9,123	2,582	5,357	7,939
Sales, distribution, and marketing	877	1,090	1,967	463	631	1,094
Occupancy costs	2,311	5,191	7,502	2,180	4,352	6,532
Professional fees	8,635	10,337	18,972	19,014	18,733	37,747
Travel and entertainment	1,099	1,638	2,737	1,500	1,752	3,252
Depreciation and amortization	758	5,622	6,380	4,257	3,915	8,172
General, administrative, and other	2,118	2,639	4,757	2,465	1,506	3,971
Total operating expenses	$40,844	$89,044	$129,888	$72,029	$93,802	$165,831
Operating income (loss)	(18,310)	(11,313)	(29,623)	(28,193)	(28,306)	(56,499)
Other income (expenses):
Impairment loss on goodwill and intangible assets	(695)	—	(695)	(29,393)	—	(29,393)
Gain (loss) on investments	(4,875)	12,571	7,696	(1,312)	(392)	(1,704)
Gain (loss) on derivative	—	—	—	—	—	—
Gain (loss) on warrant liability	35	34	69	(6,433)	(6,433)	(12,866)
Gain (loss) on earn-out liability	19,167	18,342	37,509	18,439	18,438	36,877
Gain (loss) on TRA	3,161	3,161	6,322	(1,046)	(1,046)	(2,092)
Interest expense	(4,768)	(4,923)	(9,691)	(3,387)	(3,245)	(6,632)
Interest income	364	459	823	—	—	—
Other income	30	(47)	(17)	(366)	(281)	(647)
Income (loss) before taxes	(5,891)	18,284	12,393	(51,691)	(21,265)	(72,956)
Income tax (expenses) benefit	508	(115)	393	5,398	5,398	10,796
Net income (loss)	$(5,383)	$18,169	$12,786	$(46,293)	$(15,867)	$(62,160)

(Dollars in Thousands)
Assets by segment	As of June 30, 2024	As of December 31, 2023
Strategic Alternatives	$606,708	$675,926
Wealth Management	$716,022	$590,371
Total Assets	$1,322,730	$1,266,297

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(18)Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Three Months Ended
	June 30, 2024		June 30, 2023
	Basic	Diluted	Basic	Diluted
Class A Shares	Included	Included	Included	Included
Class B Shares (1)	Excluded	If-converted method	Excluded	If-converted method
Series C Preferred Shares (2)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Warrants (3)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(4)	Excluded	Treasury stock method	Excluded	Excluded
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (5)	Excluded	Treasury stock method	—	—
Holbein Earn-In Shares (6)	Excluded	Treasury stock method	Excluded	Treasury stock method

For the Six Months Ended
	June 30, 2024		June 30, 2023
	Basic	Diluted	Basic	Diluted
Class A Shares	Included	Included	Included	Included
Class B Shares (1)	Excluded	If-converted method	Excluded	If-converted method
Series C Preferred Shares (2)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Warrants (3)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(4)	Excluded	Treasury stock method	Excluded	Excluded
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (5)	Excluded	Treasury stock method	—	—
Holbein Earn-In Shares (6)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) During the first quarter ended March 31, 2024, the Company issued Series C Preferred Shares and Warrants for Class A Shares. The Series C Preferred Shares are entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method.
(3) As mentioned in footnote 2 above, during the first quarter ended March 31, 2024, the Company issued Series C Preferred Shares and Warrants for Class A Shares. The Warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the Warrants are classified as liabilities and remeasured at fair value each period, application of the treasury stock method for calculation of diluted earnings per share includes reversing the income statement effect of the fair value remeasurement for the period.
(4) As mentioned in Note 3 (Business Combinations and Divestitures), during the second quarter ended June 30, 2024, the Company entered into a purchase agreement with EEA in which a portion of the estimated contingent consideration could be paid in Class A Common Stock. The Earn-Out Shares are excluded from the calculation of basic earnings per share as EEA’s contingency period has not been completed as of the current reporting period. Since EEA’s estimated contingent consideration is classified as a liability and remeasured at fair value each period, the application of the treasury stock method for calculation of diluted earnings per share includes reversing the income statement effect of the fair value remeasurement for the period.
(5) During the second quarter of 2024, the Company granted PRSUs to selected members of AlTi’s executive team. Vesting of the PRSUs is based on meeting certain market conditions and the requisite service period. Unvested PRSUs would be excluded from Basic EPS calculation, but once vested, they would be included in the Basic EPS calculation. The PRSUs would be included in the computation of diluted EPS using the treasury stock method. Assumed proceeds under the treasury stock method consist of unamortized compensation cost. If dilutive, the unvested restricted stock would be considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes. If anti-dilutive, it should be excluded from the diluted EPS computation. See discussion of PRSUs in Note 5 (Equity-Based Compensation).
(6) During the third quarter of 2023, the Company modified the Holbein Earn-In shares arrangement such that the settlement of the Earn-In shares would be in shares at each service period. As of June 30, 2024, the service periods related to the Holbein Earn-In shares had not been completed, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three and six months ended June 30, 2024 and June 30, 2023. However, in calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the three and six months ended June 30, 2024 and June 30, 2023. For the three and six months ended June 30, 2024 and June 30, 2023, the Holbein Earn-In shares were excluded from the Company’s diluted earnings per share calculation as the Earn-In shares were classified as contingently issuable common shares. The key terms of the Holbein Earn-Ins are discussed in Note 5 (Equity-Based Compensation).
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

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands, except share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss) attributable to controlling interest - basic and diluted	$(12,700)	$42,740	$11,031	$(26,000)
Net income (loss) available to the Company - diluted	$(12,700)	$28,130	$(208)	$(26,000)
Weighted-average shares of Class A Common Stock outstanding - basic	71,738,190	59,286,346	69,228,309	58,425,916
Weighted-average shares of Class A Common Stock outstanding - diluted	71,738,190	114,319,307	119,355,038	58,454,342
Income (loss) per Class A Common Stock - basic	$(0.18)	$0.72	$0.16	$(0.45)
Income (loss) per Class A Common Stock - diluted	$(0.18)	$0.25	$—	$(0.44)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following potentially dilutive instruments were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Class B Common Stock and Class B Units	—	—	—	27,516,481
Warrants	2,000,000	—	2,000,000	9,985,626
Earn-outs	10,459,204	10,396,318	10,396,318	10,396,318
Stock Awards	—	4,607,089	2,376,487	2,303,545
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
As of June 30, 2024 and December 31, 2023, the liability associated with the TRA was approximately $24.9 million and $17.6 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of June 30, 2024 and December 31, 2023, the Company carried $6.9 million and $13.2 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella (along with their paired Class B shares) for shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged 4,954,518 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On May 14, 2024, holders of Class B Common Stock exchanged 286,242 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
As of June 30, 2024, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $24.9 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Business Combination Earn-out Liability

Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of June 30, 2024 and December 31, 2023, the fair value of the earn-out shares was $24.0 million and $62.4 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of June 30, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million, respectively, is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of June 30, 2024, the EEA earn-out liability of $24.0 million is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. Since the EEA earn-out liability meets the definition

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of June 30, 2024 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

Home REIT is a real estate investment trust company listed on the London Stock Exchange. AFM UK was its alternative investment fund manager (“AIFM”) until August 21, 2023 and AHRA was its investment adviser until June 30, 2023. AFM UK is a wholly owned subsidiary of the Company. AHRA was owned by ARE (another wholly owned subsidiary of the Company) up until December 30, 2022, when it was sold. AlTi was formed on January 3, 2023, through the Business Combination that included certain legacy Alvarium companies, including AFM UK. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. For UK regulatory purposes, up until June 30, 2023, AHRA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE (which is authorized and regulated by the UK FCA).
Since November 2022, Home REIT and AHRA have been the subject of a series of allegations in the UK media regarding Home REIT’s operations, triggered by a report issued by a short seller. Home REIT’s stock price fell materially as a result and its shares are currently suspended from trading.
On October 6, 2023, pre-action steps were commenced by a law firm acting on behalf of a group of current and former shareholders in Home REIT (in the UK, pre-action correspondence is required under the Practice Direction on Pre-Action Protocols and Conduct contained in the United Kingdom’s Ministry of Justice Civil Procedure Rules prior to a claimant commencing litigation). In the pre-action correspondence, the claimant group alleges that there were misstatements in Home REIT’s offering documents and certain other public filings between 2020 and 2022 and asserts potential claims against AFM UK and ARE (as well as against Home REIT itself and its directors, among others) in connection with such matters and the historic management and advisory services provided to Home REIT by certain legacy Alvarium companies. It is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and/or ARE’s potential exposure, though they may potentially be material to the Company. If any litigation or other action is commenced by current and/or former shareholders of Home REIT against AFM UK and/or ARE, we intend to defend ourselves in any such matters vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation.

On April 12, 2024, pre-action steps were commenced by Home REIT and its directors against AFM UK and ARE. This relates to the historic management of Home REIT by certain legacy Alvarium companies. In the pre-action correspondence, Home REIT and its directors assert potential claims against AFM UK and ARE and state their intention to bring claims against those entities: (i) for a 100% contribution to any losses incurred by Home REIT or its directors if current or former shareholders in Home REIT issue claims against them as outlined in the preceding paragraph; and (ii) on a standalone basis, for losses they assert have been incurred by Home REIT as a result of alleged breaches of contractual, tortious and fiduciary duties, unlawful means

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

conspiracy and deceit by AFM UK and/or AHRA, and, in the case of ARE, they assert that ARE is liable to Home REIT for any acts or omissions of AHRA under the UK’s appointed representative regime. It is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though they may potentially be material to the Company. If any litigation or other action is commenced by Home REIT and/or its directors against AFM UK and/or ARE, we intend to defend ourselves in any such matters vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation.
HLIF is a private fund which pursues a similar investment strategy to Home REIT, and which we determined to exit and are in the process of transitioning to a new manager as previously disclosed. In the period from June 30, 2022 to December 31, 2023, the estimated value of its underlying real estate investment portfolio declined by approximately 50%, due to a decrease in the timely collection of rents on the underlying portfolio, but also due to higher interest rates and other macro-economic factors. HLIF is managed by AFM UK as its AIFM and ‘authorized corporate director’ and is advised by SHIA. Like AHRA, SHIA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE.

In February 2024, the UK FCA commenced investigations into the historic performance of certain group entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations relate to the historic management of Home REIT and/or HLIF by certain legacy Alvarium companies. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entities breached other FCA rules and/or principles. ARE and AFM have voluntarily requested the imposition of requirements by the UK FCA which primarily involve the companies agreeing to maintain their current assets and not undertaking any new business without UK FCA consent.We no longer provide services to Home REIT and are in the process of transitioning the management of HLIF. Once this is completed, the legacy Alvarium companies that provided these services will cease operating. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material to the Company. We intend to cooperate fully with the UK FCA as it conducts the investigations. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.
(20)Equity
Class A Common Stock

As of June 30, 2024 and December 31, 2023, there were 72,167,195 and 65,110,875, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both June 30, 2024 and December 31, 2023. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of June 30, 2024 and December 31, 2023, there were 47,978,953 and 53,219,713, respectively, shares of Class B Common Stock outstanding.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Series C Preferred Stock

In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position as they are not mandatorily redeemable as of June 30, 2024.
(21)Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to June 30, 2024 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

Envoi Acquisition

On May 8, 2024, the Company entered into a purchase agreement to acquire substantially all the assets of Envoi, LLC (“Envoi”). The initial purchase price was approximately $25.2 million, and the transaction closed on July 1, 2024. Certain Envoi members are entitled to additional installment amounts over the next four years, calculated in accordance with revenue-based formulas.

Allianz

As previously disclosed, on July 31, 2024, the Company completed the sale to Allianz of (i) 140,000 shares of a newly created class of preferred stock designated Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) 19,318,580.96 shares of Class A Common Stock for an aggregate purchase price equal to $250 million (the “Allianz Closing”) and issued to Allianz warrants (the “Allianz Warrants”) to purchase 5,000,000 shares of Class A Common Stock.

In connection with the Allianz Closing, on July 31, 2024 the Company (i) adopted and filed with the Secretary of State of the State of Delaware (x) a certificate of designations for the Series A Preferred Stock setting forth the rights, preferences, privileges and restrictions applicable to the Series A Preferred Stock and (y) an amendment to the Company’s certificate of incorporation to authorize and designate the Company’s Class C Non-Voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”), which was previously approved by the Company’s shareholders, and (ii) entered into an Investor Rights Agreement with Allianz pursuant to which, among other items, Allianz will have the right to nominate two directors until such time as Allianz ceases to own at least 50% of the initial shares of Class A Common Stock acquired at the Allianz Closing.

Also in connection with the Allianz Closing, the Company and AlTi Global Capital, LLC, a wholly-owned subsidiary of the Company, entered into the Fourth Amended and Restated Limited Liability Company Agreement of AlTi Global Capital, LLC (the “Umbrella LLC Agreement”) to create preferred and common units of AlTi Global Capital, LLC that mirror the rights, preferences, privileges and restrictions applicable to the Series A Preferred Stock, which were issued at the Allianz Closing and the Company’s Non-Voting Common Stock, which may be issued in the future to Allianz. The Umbrella LLC Agreement was also amended to reflect the creation of preferred units of AlTi Global Capital, LLC that mirror the rights, preferences, privileges and restrictions applicable to the Series C Preferred Stock previously issued to Constellation.

Strategic Review of Real Estate Co-Investment and Fund Management Businesses

Concurrent with the closing of the investment from Allianz at the end of July 2024, management commenced a strategic review of the Real Estate Co-investment and Fund Management businesses. This review, which is expected to be completed prior to the end of the third quarter of 2024 will consider, among other things, an

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

assessment of the future strategy of these businesses, including whether any changes to our legal entity structure or composition of operating segments may be needed, consistent with any changes in business strategy that may be determined necessary. At the completion of this review, should it be concluded that changes will be made to our operating segments, this would likely require an assessment of the allocation and carrying value of goodwill reported in the Company’s updated operating segments. As part of such assessment, if it is determined that goodwill allocated to any updated operating segment is impaired, an impairment charge would be required to be recorded in the Company’s financial statements in the period such determination is made.

Fourth Amendment to the Credit Agreement

On August 5, 2024, the Company entered into the Fourth Amendment. The Fourth Amendment amends the Credit Agreement to permit the Company to utilize proceeds from any drawdowns on the revolving credit facility on certain “Permitted Acquisitions,” as defined in the Credit Agreement.

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
Amounts and percentages presented throughout our discussion and analysis of the financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.
Our Business
We are a global wealth management firm, with a diverse array of investment, advisory, and administrative capabilities with which we serve our clients and investors; and provide value to our shareholders. Our business is currently organized into two business segments: Wealth Management and Strategic Alternatives (formerly known as Asset Management):
•we manage or advise approximately $71.9 billion in combined assets as of June 30, 2024;
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
Subsequent to June 30, 2024, management has commenced a strategic review of certain businesses within the currently defined Strategic Alternatives segment. This review, which is expected to be completed by the end of the third quarter of 2024, will consider, among other things, potential changes to our legal entity structure as well as the components included within the operating segments outlined above. Refer to Note 21 (Subsequent Events) in our accompanying interim consolidated financial statements for further details.

Our business is global, with approximately 430 professionals operating in 20 cities in 9 countries across three continents as of June 30, 2024.

The services that we provide form a complementary ecosystem for our target markets of clients, investors, and businesses, many of whom share common interests and goals that we are able to connect and serve. The complementary nature of our services and a differentiated suite of capabilities position us well for organic growth across our business lines. Our strategy includes a focus on inorganic growth through acquisitions and investments in talented managers in exchange for a share of future revenues or profits. We also believe we are well positioned to capitalize on global market trends and dynamics that we see facing our world as well as the industry, clients, investors, and businesses we serve.

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
•Other income or fees included transaction fees from businesses we have exited, or are in the process of exiting such as strategic advisory, corporate advisory, brokerage, and placement agency services. Transaction fees are generally non-recurring in nature, are typically commission based, and are payable on the successful completion of a transaction. Transactions are also susceptible to impact from exogenous factors.
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

The fees vary depending upon the level and complexity of client assets and the services being provided. The fee typically covers investment advisory services and basic estate and wealth planning services. The more complex estate and wealth planning services, as well as our Trustee service, and certain extended family office services, are typically billed separately, as a fixed or time-based amount.
Some clients in certain jurisdictions may also pay performance fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.
Strategic Alternatives Fees
Fund Management Fees
We earn management fees in our Strategic Alternatives segment through our alternatives platform (compensation for internal fund management and advisory services), private real estate fund management and private real estate recurring fees. The management fees for the alternatives platform are approximately 0.75% to 1.5% of the net asset value of the funds’ underlying investments. In addition, we generate income from managing and advising a private real estate investment fund. Our fees from managing and advising this vehicle are contained in management and advisory contracts relating to the relevant fund and are typically calculated on a sliding scale of percentages of the asset value, market capitalization or the investor capital of the relevant fund as applicable.
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
Real Estate Co-investment
As sponsors of private market direct and co-investment transactions, we generate income from debt and equity structures relating to specified real estate investments or investments in other alternative asset classes. Private market fees include arrangement, retainer, management, advisory, performance, acquisition, promote and other associated fees as well as interest arbitrage for debt structures. Arrangement fees are typically 50 to 100 basis points of equity value contributed into a transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are typically medium to long-term (three to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly, or annually.

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
Market Trends and Business Environment

Our business is directly and indirectly affected by conditions in the financial markets and economic conditions, particularly in the U.S. and to a lesser extent in Europe and Asia. Our business is also sensitive to current and expected interest rates, as well as the currency markets.

After significant market gains in 2023, the first half of 2024 continued the pattern of strong equity market performance. The S&P 500 and the MSCI All Country World Index increased by 15.3% and 11.6 % total return, respectively, over the first half, after rising by 26.3% and 22.8% total return, respectively, for the year 2023. Government fixed income markets over the same time frame, the first half to the end of June, came under modest pressure as generally yields rose and bond prices fell. The U.S. Municipal Bond and U.S. Treasury Indices both declined by 0.5%, while the Barclays Global Aggregate Index rose a modest 0.1% over the same time frame. While government bond prices had a more volatile start to the year, it is noteworthy that credit conditions in the U.S. continued to improve with credit spreads — the extra yield over Treasuries that corporate bonds must pay to compensate for extra risk — continued to narrow, resulting in the U.S. High Yield index (iShares iBoxx $ High Yield Corporate Bond ETF) rising by 2.3% year to date to the end of June 2024.

The catalysts for recent market stock market strength have been a combination of factors, including: the U.S. economy continuing to show solid economic growth, which bodes well for earnings growth as the year progresses. The U.S. stock market as measured by the S&P 500 also benefits from the trend of generative AI, as close to 37% of its shares are represented by leading technology companies, that are both investing in and likely to continue to benefit from monetization of this innovation over time. The largest of these companies, including Nvidia, Microsoft, Alphabet, Meta, Amazon and Apple, also known as the Super Six, accounted for 60% of the gain in the U.S. stock market in the first half. As the year progresses, earnings estimates (as measured by Bloomberg consensus estimates) expect that other parts of the U.S. economy should deliver both positive and accelerating earnings leading to a broadening in market gains.

Stock market gains in Q2 also benefited from signs that U.S. inflation in the months of May and June has come in lower than expectations and is resuming its downtrend, after having stalled in Q1. This in combination with signs of cooling in the U.S. labor market (the unemployment ticking up to above 4% and recent increases in unemployment claims) and weakness in manufacturing data have increased expectations that the Federal Reserve will be able to cut short-term rates starting in September. Better disinflationary data in Europe, the UK and Canada have also led these central banks to cut short-term rates. China has embarked on further easing its monetary policy to help achieve its GDP growth target for 2024 of 5%. Economic growth and thus earnings globally are expected to benefit from these rate-cutting decisions.

Our fee-based revenue streams are driven by the value of our clients’ portfolio holdings, in the case of our Wealth Management segment or the performance of our varied funds and direct investments in our Strategic Alternatives segment. The overall level of revenues in these businesses, however, does not correlate completely with changes in global equity and fixed income markets.

In our Wealth Management segment, while our client portfolios are well diversified across a range of asset classes and thus are not solely impacted by changes in equities or government bonds, they benefited in the year from the strong performance of our various equity exposures. Client portfolios also include holdings such as gold, credit, infrastructure, and hedge funds that also delivered positive returns in the year. Portfolio fluctuations also depend on multiple additional factors that include, but are not limited to, the level of alternative and private market holdings and the geographic and industry mix of client’s equity assets. We also note that our UHNW client base generally does not need to draw down from their portfolios to support day-to-day living needs and, accordingly, are able to approach portfolio investing with a long-term time horizon. Hence, in terms of behavior, they are less sensitive to short-term changes in market conditions.

In our Strategic Alternatives segment, the majority of our fees are derived from alternative funds which are structured to have low correlation to equity and fixed income markets and in some cases benefit in times of market stress. Our European long-short equity and Asian Credit manager continue to perform well in the first half of the year. With respect to incentive fees earned by our event-driven strategy, US GAAP only permits recognition of such fees when they are fully crystallized, which typically occurs in the fourth quarter of each year.

The higher cost of capital environment, ongoing increases in construction costs and generally stagnating real estate prices are negatively impacting some of the real estate segments in which we operate. These declines impact the level of management fees that we earn. In addition, following completion of the sale of LXi REIT Advisors during the first quarter, the level of management fees we earn from public real estate will decline in future periods. On the private real estate side, the more difficult market and interest rate conditions may reduce the ultimate return expected from some of these investments. It is important to note that these assets are utilized in conjunction with longer-term investment strategies and are not subject to daily market pricing. Given the uncertainty in outlook, and the potential for diminution in value at realization, we modified our billing methodology for certain of our private real estate holdings, which will result in lower fees earned, until monetization.

We generally do not hedge investment currency risk associated with client portfolios and investor holdings across global markets. Hence, as we report our revenues in U.S. dollars, the translation impact from changes in the value of currencies outside the U.S. dollar can impact our results in any given financial reporting period.

We believe that the combination of our Wealth Management and Strategic Alternatives segments differentiates us from pure-play firms in both sectors and provides a growing base of recurring and diversified revenues. Since the Business Combination, total AUM/AUA increased by approximately 9%, and within our Wealth Management segment, these have grown 26% since the Business Combination.

In the first half of 2024, we generated revenues of $100.3 million. We believe these results, generated through a combination of strong market performance and organic client wins, are starting to reflect the power of our franchise, which we believe will continue to flow to an improved bottom line as we look forward to the remainder of 2024. Net income was $12.8 million and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was approximately $12.3 million for the six months ended June 30, 2024, respectively.

We have continued to right-size the organization, simplify our business lines, and initiate processes to reduce the number of our regulated entities, while securing important client wins and adding key revenue-generating talent. Since the beginning of the year, we have reported AUM/AUA growth amidst a volatile market environment.

Our core businesses continue to perform well. Based on the new initiatives undertaken this year and those that we embarked on during 2023, we expect operating expenses to continue to trend downward in 2024. As these cost savings and other growth initiatives take hold next year, we hope to see the impact of operating leverage-driven improvements and greater consistency in our US GAAP results and Adjusted EBITDA. In addition, we believe that we will be able to deploy the capital raised from the investments from Allianz and Constellation to make accretive investments that will benefit our GAAP results and Adjusted EBITDA in 2024, and beyond.
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

The following tables present the non-US GAAP financial measures for the periods indicated:

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2024	June 30, 2023	$ Change
Revenues
Management/advisory fees	$47,029	$46,844	$185
Incentive fees	53	469	(416)
Distributions from investments	2,240	2,203	37
Other income/fees	131	1,769	(1,638)
Total Revenues	49,453	51,285	(1,832)

Net income (loss)	(8,959)	28,130	(37,089)
Interest expense	4,851	3,371	1,480
Taxes	(756)	(15,446)	14,690
Depreciation & Amortization	3,813	3,655	158
EBITDA Reported	(1,051)	19,710	(20,761)

Stock based compensation (a)	3,599	4,099	(500)
Transaction expenses (c)	8,353	12,021	(3,668)
Change in fair value of warrant liability (d)	(409)	(76)	(333)
Change in fair value on investments (e)	(10,961)	1,263	(12,224)
Change in fair value of earn-out liability (f)	1,909	(66,083)	67,992
Change in fair value of TRA liability (g)	(389)	1,792	(2,181)
Organization streamlining cost (h)	2,462	3,199	(737)
Impairment (non-cash) (i)	6,167	31,535	(25,368)
Losses on EMI/Carried Interest (non-cash) (j)	(4,159)	2,671	(6,830)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	(54)	942	(996)
Adjusted EBITDA	$5,467	$11,073	$(5,606)

	For the Six Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2024	June 30, 2023	$ Change
Revenues
Management/advisory fees	$93,253	$93,314	$(61)
Incentive fees	216	1,046	(830)
Distributions from investments	6,410	12,233	(5,823)
Other income/fees	386	2,739	(2,353)
Total Revenues	100,265	109,332	(9,067)

Net income (loss)	12,786	(62,160)	74,946
Interest expense	9,691	6,632	3,059
Taxes	(393)	(10,796)	10,403
Depreciation & Amortization	6,380	8,172	(1,792)
EBITDA Reported	28,464	(58,152)	86,616

Stock based compensation (a)	10,089	9,937	152
Stock based compensation - Legacy (b)	(77)	24,697	(24,774)
Transaction expenses (c)	17,197	29,794	(12,597)
Change in fair value of warrant liability (d)	(69)	12,866	(12,935)
Change in fair value on investments and non-recurring realized gain/losses on sales (e)	(7,903)	(1,863)	(6,040)
Change in fair value of earn-out liability (f)	(37,545)	(36,877)	(668)
Change in fair value of TRA liability (g)	(6,322)	2,092	(8,414)
Organization streamlining cost (h)	5,006	4,266	740
Impairment (non-cash) (i)	6,227	31,535	(25,308)
Losses on EMI/Carried Interest (non-cash) (j)	(3,766)	2,671	(6,437)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	984	942	42
Adjusted EBITDA	$12,285	$21,908	$(9,623)
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-Business Combination).
(c)Add-back of transaction expenses related to the Business Combination and subsequent business combinations/divestitures, including professional fees.
(d)Represents the change in fair value of the warrant liability.
(e)Represents the change in unrealized gains/losses related to Investments held at fair value and includes the non-recurring realized gain for the sale of FOS ($9.4 million).
(f)Represents the change in fair value of the earn-out liability.
(g)Represents the change in unrealized gains/losses related primarily to the TRA liability.
(h)Represents cost to implement organization change to derive cost synergy.
(i)Represents impairment of carried interest/equity method investments.
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

The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in Thousands, except share data)	Strategic Alternatives Segment	Wealth Management Segment	Total	Strategic Alternatives Segment	Wealth Management Segment	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(13,611)	$3,896	$(9,715)	$(13,150)	$25,834	$12,684
Stock based compensation (a)	865	2,734	3,599	510	3,589	4,099
Transaction expenses (c)	2,008	6,345	8,353	4,918	7,103	12,021
Change in fair value of warrant liability (d)	(205)	(204)	(409)	(38)	(38)	(76)
Change in fair value of (gains)/losses on TRA (e)	(195)	(194)	(389)	896	896	1,792
Changes in fair value of (gains)/losses on investments (f)	(1,525)	(9,436)	(10,961)	1,619	(356)	1,263
Change in fair value of earn-out liability (g)	593	1,316	1,909	(33,042)	(33,041)	(66,083)
Organization streamlining cost (h)	1,261	1,201	2,462	2,354	845	3,199
Impairment (non-cash) (i)	3,813	2,354	6,167	31,535	—	31,535
(Gains)/Losses on EMI/Carried Interest (non-cash) (j)	274	(4,433)	(4,159)	2,671	—	2,671
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	(54)	—	(54)	851	91	942
Adjusted income (loss) before taxes	(6,776)	3,579	(3,197)	(876)	4,923	4,047
Adjusted income tax (expense) benefit	1,836	(1,235)	601	(24)	(1,653)	(1,677)
Adjusted Net Income	(4,940)	2,344	(2,596)	(900)	3,270	2,370
Interest expense	2,390	2,461	4,851	1,634	1,737	3,371
Income tax expense	(836)	80	(756)	(7,723)	(7,723)	(15,446)
Net income tax adjustments	(1,000)	1,155	155	7,747	9,376	17,123
Depreciation and amortization	406	3,407	3,813	1,518	2,137	3,655
Adjusted EBITDA	$(3,980)	$9,447	$5,467	$2,276	$8,797	$11,073

	For the Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in Thousands, except share data)	Strategic Alternatives Segment	Wealth Management Segment	Total	Strategic Alternatives Segment	Wealth Management Segment	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(5,891)	$18,284	$12,393	$(51,690)	$(21,266)	$(72,956)
Stock based compensation (a)	2,087	8,002	10,089	708	9,229	9,937
Stock based compensation - Legacy (b)	(38)	(39)	(77)	13,148	11,549	24,697
Transaction expenses (c)	6,628	10,569	17,197	14,136	15,658	29,794
Change in fair value of warrant liability (d)	(35)	(34)	(69)	6,433	6,433	12,866
Change in fair value of (gains)/losses on TRA (e)	(3,161)	(3,161)	(6,322)	1,046	1,046	2,092
Changes in fair value of (gains)/losses on investments and non-recurring realized gain/losses on sales (f)	1,544	(9,447)	(7,903)	(1,878)	15	(1,863)
Change in fair value of earn-out liability (g)	(19,167)	(18,378)	(37,545)	(18,439)	(18,438)	(36,877)
Organization streamlining cost (h)	3,071	1,935	5,006	2,739	1,527	4,266
Impairment (non-cash) (i)	3,873	2,354	6,227	31,535	—	31,535
(Gains)/Losses on EMI/Carried Interest (non-cash) (j)	667	(4,433)	(3,766)	2,671	—	2,671
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (k)	984	—	984	851	91	942
Adjusted income (loss) before taxes	(9,438)	5,652	(3,786)	1,260	5,844	7,104
Adjusted income tax (expense) benefit	2,758	(1,379)	1,379	(431)	(1,823)	(2,254)
Adjusted Net Income	(6,680)	4,273	(2,407)	829	4,021	4,850
Interest expense	4,768	4,923	9,691	3,387	3,245	6,632
Income tax expense	(508)	115	(393)	(5,398)	(5,398)	(10,796)
Net income tax adjustments	(2,250)	1,264	(986)	5,829	7,221	13,050
Depreciation and amortization	758	5,622	6,380	4,257	3,915	8,172
Adjusted EBITDA	$(3,912)	$16,197	$12,285	$8,904	$13,004	$21,908
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-Business Combination).
(c)Add-back of transaction expenses related to the Business Combination and subsequent business combinations/divestitures, including professional fees.
(d)Represents the change in fair value of the warrant liability.
(e)Represents the change in unrealized gains/losses related primarily to the TRA liability.
(f)Represents the change in unrealized gains/losses related to Investments held at fair value and includes the non-recurring realized gain for the sale of FOS ($9.4 million).
(g)Represents the change in fair value of the earn-out liability.
(h)Represents cost to implement organization change to derive cost synergy.
(i)Represents impairment of carried interest/equity method investments.
(j)Represents the amortization of the step-up in equity method investments.
(k)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's equity method investments.

Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc. AUM: $42.8 billion AUA: $71.9 billion

Wealth Management AUM: $40.4 billion AUA: $55.9 billion	Strategic Alternatives AUM: $2.4 billion AUA: $16.0 billion

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

The table below presents the change in our total AUM for our Wealth Management segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Six Months Ended
AUM	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning Balance:	$35,471	$30,408	$34,525	$27,961
New Clients, net	142	430	(56)	1,551
Cash Flow, net	(1,413)	(209)	(1,377)	415
Market Performance, net	368	1,146	1,964	1,848
Assets subject to change in billing methodology	—	—	(415)	—
Prior Quarter Adj / Regulation change	31	—	31	—
Acquisitions	5,784	999	5,711	999
Ending Balance:	$40,383	$32,774	$40,383	$32,774
Average AUM	$37,927	$31,591	$37,454	$30,368

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

The table below presents the change in our total AUA for our Wealth Management segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Six Months Ended
AUA	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning Balance:	$53,500	$45,623	$51,036	$42,541
Change	2,410	2,972	4,874	6,054
Ending Balance:	$55,910	$48,595	$55,910	$48,595
Average AUA	$54,705	$47,109	$53,473	$45,568

Strategic Alternatives - AUM/AUA

The Company’s Strategic Alternatives AUM/AUA includes the following:
•Assets managed by the alternatives platform, including by TIG Arbitrage (AUM $2.1 billion and $2.4 billion as of June 30, 2024 and December 31, 2023, respectively), and the External Strategic Managers (AUA $5.2 billion and $5.3 billion as of June 30, 2024 and December 31, 2023, respectively);
•Co-investment real estate advisory services, where we include the value of our private market direct and co-investment real estate investments (AUA $8.3 billion and $10.1 billion as of June 30, 2024 and December 31, 2023, respectively); and
•Assets managed in a private real estate investment fund (AUM $0.3 billion and $2.6 billion as of June 30, 2024 and December 31, 2023, respectively) from which we generate fee revenue. The Company’s reported value of these assets is either the net asset value or the market capitalization of the fund.
The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the three and six months ended June 30, 2024 and June 30, 2023:

Alternatives Platform

(Dollars in Millions)	AUM/AUA at April 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2024	Average AUM/AUA
TIG Arbitrage	$2,253	$(1)	$—	$74	$(213)	$(5)	$2,108	$2,181
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,143	$(71)	$—	$—	$—	$9	$2,081	$2,112
European Equities	$1,684	$96	$—	$180	$(218)	$(10)	$1,732	$1,708
Asian Credit and Special Situation	$1,419	$64	$—	$31	$(77)	$(11)	$1,426	$1,423
External Strategic Managers Subtotal	$5,246	$89	$—	$211	$(295)	$(12)	$5,239	$5,243
Total	$7,499	$88	$—	$285	$(508)	$(17)	$7,347	$7,424

(Dollars in Millions)	AUM/AUA at April 1, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2023	Average AUM/AUA
TIG Arbitrage	$2,936	$(11)	$—	$141	$(460)	$(7)	$2,599	$2,768
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,147	$45	$—	$—	$—	$(9)	$2,183	$2,165
European Equities	$1,729	$(26)	$—	$101	$(22)	$(6)	$1,776	$1,753
Asian Credit and Special Situation	$1,461	$(40)	$—	$75	$(111)	$(2)	$1,383	$1,422
External Strategic Managers Subtotal	$5,337	$(21)	$—	$176	$(133)	$(17)	$5,342	$5,340
Total	$8,273	$(32)	$—	$317	$(593)	$(24)	$7,941	$8,108

(Dollars in Millions)	AUM/AUA at January 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2024	Average AUM/AUA
TIG Arbitrage	$2,382	$(6)	$—	$157	$(414)	$(11)	$2,108	$2,245
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,194	$(128)	$—	$—	$—	$15	$2,081	$2,138
European Equities	$1,676	$122	$—	$194	$(244)	$(16)	$1,732	$1,704
Asian Credit and Special Situation	$1,388	$154	$—	$46	$(134)	$(28)	$1,426	$1,407
External Strategic Managers Subtotal	$5,258	$148	$—	$240	$(378)	$(29)	$5,239	$5,249
Total	$7,640	$142	$—	$397	$(792)	$(40)	$7,347	$7,494

(Dollars in Millions)	AUM/AUA at January 1, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2023	Average AUM/AUA
TIG Arbitrage	$3,027	$3	$—	$490	$(907)	$(14)	$2,599	$2,813
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,153	$48	$—	$—	$—	$(18)	$2,183	$2,168
European Equities	$1,632	$22	$—	$167	$(33)	$(12)	$1,776	$1,704
Asian Credit and Special Situation	$1,498	$(1)	$—	$82	$(184)	$(12)	$1,383	$1,441
External Strategic Managers Subtotal	$5,283	$69	$—	$249	$(217)	$(42)	$5,342	$5,313
Total	$8,310	$72	$—	$739	$(1,124)	$(56)	$7,941	$8,126
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

The table below presents the change in our total AUM/AUA for our Real Estate - Private Funds for our Strategic Alternatives segment for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning Balance:	$9,973	$12,822	$12,720	$14,130
Change	(1,360)	(467)	(4,107)	(1,775)
Ending Balance:	$8,613	$12,355	$8,613	$12,355
Average AUM/AUA	$9,293	$12,589	$10,667	$13,243
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
Income Tax Expense: Income tax expense consists of taxes paid or payable by our consolidated operating subsidiaries. Certain of our subsidiaries are treated as flow-through entities for federal income tax purposes and, accordingly, are not subject to federal and state income taxes, as such taxes are the responsibility of certain direct and indirect owners of the flow-through entities. However, the flow-through entities are subjected to UBT and certain other state taxes. A portion of our operations is conducted through domestic and foreign corporations that are subject to corporate level taxes and for which we record current and deferred income taxes at the prevailing rates in the various jurisdictions in which these entities operate.
Results of Operations

Consolidated Condensed Results of Operations – For the Three Months Ended June 30, 2024 and June 30, 2023

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2024	June 30, 2023	$ Change
Revenues
Management/advisory fees	$47,029	$46,844	$185
Incentive fees	53	469	(416)
Distributions from investments	2,240	2,203	37
Other income/fees	131	1,769	(1,638)
Total Revenues	49,453	51,285	(1,832)

Expenses
Compensation and employee benefits	38,893	33,952	4,941
Non-compensation expenses	25,515	30,392	(4,877)
Total Operating Expenses	64,408	64,344	64

Other income (expenses)	5,240	25,743	(20,503)
Net loss before taxes	(9,715)	12,684	(22,399)
Taxes	756	15,446	(14,690)
Net (loss) income	$(8,959)	$28,130	$(37,089)
Revenue

Management/Advisory fees. Management and advisory fees were essentially flat compared to the prior period. Lower management fees in Strategic Alternatives, reflecting lower AUM in that segment due to the disposal of LRA on     March 6, 2024 and the deconsolidation of AHRA on June 30, 2023, were offset by higher management fees in Wealth Management, primarily due to the acquisition of EEA at the beginning of the quarter and organic growth over the past year, resulting in higher year over year AUM.

Incentive fees. Incentive fees were $(0.4) million lower for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The prior period included the impact of higher investor redemptions in the Arbitrage strategy within our Strategic Alternatives segment, resulting in higher crystallized incentive fees.

Distributions from investments. Distributions from investments in Strategic Alternatives were also essentially flat period over period, with an increase of $37.0 thousand for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Higher distributions related to management fees from the European Equities strategy were largely offset by lower distributions related to management fees from the Real Estate Bridging strategy.

Other fees / income. The decrease in other fees / income of $(1.6) million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by lower transactional income in Strategic Alternatives in the current period, which generated $1.6 million of other fees for the three months ended June 30, 2023 and $0.2 million for the three months ended June 30, 2024.
Expenses

Compensation Expense. The increase in compensation expense of $4.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by the inclusion of EEA in our results this quarter and higher equity based compensation in the current year period.

Non-compensation Expense. The decrease in non-compensation expenses of $(4.9) million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by lower professional fees, which declined $7.3 million compared to the prior year period, as we continue to work to rationalize spend on consultants and outside advisors, partially offset by higher technology, marketing and distribution and occupancy expenses.

Other income (expenses)

Other income (expenses) for the three months ended June 30, 2024 declined by $(20.5) million as compared to the three months ended June 30, 2023. The prior year period included unrealized gains of $66.1 million related to earn-out liabilities arising primarily from the Business Combination. In the current period, an unrealized loss of $1.9 million was recorded on earn-out liabilities. This decline was partially offset by lower impairment losses in the current period. The prior period included a $29.4 million impairment of intangibles related to the deconsolidation of AHRA, while the current period included $0.7 million related to impairment of customer intangibles. In addition, gains on investments in the current quarter of $12.6 million were $17.4 million higher than the prior year period. In the current quarter we recorded a $9.4 million realized gain on the disposal of the FOS business, a $5.6 million unrealized gain in connection with the purchase acquisition accounting for Pointwise and net unrealized gains of $1.7 million related to investments in external managers. These gains were offset by impairment and disposal losses on real estate related equity method investments. In the prior year period we recorded a $4.8 million net loss on investments.

Taxes

The Company's effective tax rate was 7.8% for the three months ended June 30, 2024 compared to (121.8)% for the three months ended June 30, 2023. The effective tax rate for the 3-month period ending June 30, 2023 differs from the U.S. statutory rate primarily due to the tax implications of the legal entity organizational changes which occurred with respect to the Business Combination, the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination. The effective tax rate for the 3-month period ending June 30, 2024 differs from this rate for the 3-month period ending June 30, 2023 generally due to the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K., the portion of income allocated to noncontrolling interests, and an increase in the Company’s net income in the current period, as compared to the prior period.

Consolidated Condensed Results of Operations – For the Six Months Ended June 30, 2024 and June 30, 2023

	For the Six Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2024	June 30, 2023	$ Change
Revenues
Management/advisory fees	$93,253	$93,314	$(61)
Incentive fees	216	1,046	(830)
Distributions from investments	6,410	12,233	(5,823)
Other income/fees	386	2,739	(2,353)
Total Revenues	100,265	109,332	(9,067)

Expenses
Compensation and employee benefits	78,450	97,124	(18,674)
Non-compensation expenses	51,438	68,707	(17,269)
Total Operating Expenses	129,888	165,831	(35,943)

Other income (expenses)	42,016	(16,457)	58,473
Net loss before taxes	12,393	(72,956)	85,349
Taxes	393	10,796	(10,403)
Net (loss) income	$12,786	$(62,160)	$74,946
Revenue

Management/Advisory fees. Management and advisory fees for the the six months ended June 30, 2024 are essentially flat compared to the six months ended June 30, 2023. Higher management and advisory fees in the current period in Wealth Management, driven by the inclusion of East End Advisors in our results and due to market performance and other organic growth over the past year, was offset by lower management fees in Strategic Alternatives, reflecting the disposition of LRA on March 6, 2024, the deconsolidation of AHRA as of the end of the prior year period and the repositioning of that segment over the past year.

Incentive fees. Incentive fees for the six months ended June 30, 2024 decreased by $0.8 million compared to the six months ended June 30, 2023, as the prior year period included the impact of higher investor redemptions in the Arbitrage strategy within our Strategic Alternatives segment, resulting in higher crystallized incentive fees.

Distributions from investments. The decrease in distributions from investments of $(5.8) million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was driven by lower distributions related to incentive fees from the European equities strategy in Strategic Alternatives in the current period. Prior year performance was particularly strong for that strategy, resulting in significant distributions related to incentive fees in the prior period. Distributions related to management fees were essentially flat period over period.

Other fees / income. The decrease in other fees / income of $(2.4) million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by lower transactional income in Strategic Alternatives in the current period, which generated $0.2 million of other fees for the six months ended June 30, 2023 and $2.5 million for the six months ended June 30, 2024.

Expenses

Compensation Expense. Compensation expense for the six months ended June 30, 2024 was $78.5 million, an $(18.7) million decrease when compared to the six months ended June 30, 2023. The decrease was primarily driven by lower non-cash stock based compensation as the prior year period included $24.7 million of expense related to both legacy TWMH and Alvarium incentive plans as well as the issuance of AlTi equity following the Business Combination.

Non-compensation Expense. The decrease in non-compensation expenses of $(17.3) million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by lower professional fees, which declined $18.8 million compared to the prior year period, as we continue to work to rationalize spend on consultants and outside advisors, and lower depreciation and amortization expense, partially offset by higher technology, marketing and distribution and occupancy expenses.

Other income (expenses)

Other income (expenses) for the six months ended June 30, 2024 increased by $58.5 million as compared to the six months ended June 30, 2023. The prior year period included a $29.4 million impairment of intangibles related to the deconsolidation of AHRA, while the current year period included $0.7 million related to impairment of customer intangibles. In addition, the prior period included $12.9 million of losses on warrants originally issued in connection with the Business Combination, that were exchanged for common stock during the prior year period. Further, the prior year period included a loss on investments and on the Tax Receivable Agreement, compared to gains in the current year period. These period over period increases in Other income were partially offset by higher interest expense, which was $3.1 million higher in the current year period.

Taxes

The Company's effective tax rate was (3.2)% for the six months ended June 30, 2024 compared to 14.8% for six months ended June 30, 2023. The effective tax rate for the 6-month period ending June 30, 2023 differs from the statutory U.S. corporate tax rate primarily due to the tax implications of the legal entity organizational changes which occurred with respect to the Business Combination, the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination. The effective tax rate for the 6-month period ending June 30, 2024 differs from this rate for the 6-month period ending June 30, 2023 generally due to the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K., the portion of income allocated to noncontrolling interests, and an increase in the Company’s net income in the current period, as compared to the prior period.
Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes a prudent approach to ensure the Company's liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

On January 3, 2023, concurrent with the consummation of the Business Combination, the Company entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which has a term of five years and is comprised of a $150.0 million revolving credit facility and a $100.0 million term loan facility, was to be used to pay down subsidiary debt and fund growth initiatives. As of June 30, 2024, the Company had $41.4 million outstanding on the term loan facility and $126.0 million outstanding on the revolving credit facility. See Note 14 (Debt, net of unamortized deferred financing costs).

Allianz and Constellation Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz will purchase in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of preferred stock to be designated Series A Cumulative Convertible Preferred Stock, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (b) 19,318,580.96 shares of the Company’s Class A Common Stock at a purchase price of $5.69 per share, and (ii) the Company will issue to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (collectively, the “Allianz Transaction”). Consummation of the Allianz Transaction closed as of July 31, 2024. Refer to Note 21 (Subsequent Events) in our accompanying interim consolidated financial statements for additional details.

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

On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued to Constellation additional warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of June 30, 2024, none of the Constellation Warrants have been exercised.

Cash Flows
For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi. Negative amounts represent an outflow or use of cash.

	For the Six Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	June 30, 2024	June 30, 2023	$ Change
Net cash used in operating activities	$(45,656)	$(66,529)	$20,873
Net cash used in investing activities	$(23,654)	$(128,548)	104,894
Net cash provided by financing activities	$112,225	$29,672	82,553
Effect of exchange rate on cash balances	$(1,177)	$(1,527)	350
Net increase (decrease) in cash and cash equivalents	$41,738	$(166,932)	$208,670
Cash and cash equivalents increased $208.7 million as of June 30, 2024 as compared to June 30, 2023, primarily due to the Company’s completed sale to Constellation of 150,000 shares of a newly created class of preferred stock designated Series C Preferred Stock for a purchase price equal to $150.0 million. See “Liquidity and Capital Resources” above for additional information.

Operating Activities

Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Our cash outflows from operating activities consist of operating expenses, the most significant components of which included compensation and benefits, professional fees, and interest on our debt obligations. Our net operating cash outflow of $(45.7) million for the six months ended June 30, 2024 primarily reflects the Company’s net operating loss for the period, as our operating expenses exceeded our revenues. Compared to the prior year period, net operating cash outflows declined by $20.9 million, primarily due to lower professional fees, which were higher in the prior year period due to high usage of professional services firms in connection with capital raising and other financing activities and related to supporting the Company’s evolving financial reporting infrastructure. Management believes its continued efforts to implement cost rationalization initiatives as well as deploy recently raised capital on accretive businesses will result in further reduction of operating cash outflows as the Company matures and achieves the appropriate scale.

Our net operating cash outflow of $(66.5) million for the six months ended June 30, 2023 was driven by cash outflows of $(33.9) million related to compensation and benefits expenses as well as approximately $(26.5) million of professional fees in connection with the close of the Business Combination.
Investing Activities

Net cash used in investing activities of $(23.7) million during the six months ended June 30, 2024 resulted primarily from deployment of approximately $70 million of capital related to the acquisition of EEA and PW, partially offset by approximately $49 million of proceeds from the sale of FOS and LRA.

Net cash used in investing activities of $128.5 million during the six months ended June 30, 2023 resulted primarily from transactions with legacy TWMH and TIG shareholders in connection with the Business Combination, as well as the acquisition of ALWP and additional investments in certain external managers.
Financing Activities

Net cash provided by financing activities of $112.2 million during the six months ended June 30, 2024 results primarily from the issuance of preferred equity to Constellation, net of transaction costs paid, partially offset by the net pay down of amounts outstanding under our credit facility, member distributions and tax payments associated with settlements of equity compensation awards.

Net cash provided by financing activities of $29.7 million for the six months ended June 30, 2023, primarily reflects the net proceeds from issuance and retirement of debt, partially offset by member distributions.
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
As of June 30, 2024 and December 31, 2023, the liability associated with the TRA was approximately $24.9 million and $17.6 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of June 30, 2024 and December 31, 2023, the Company carried $6.9 million and $13.2 million, respectively of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella (along with their paired Class B shares) for shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged 4,954,518 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On May 14, 2024, holders of Class B Common Stock exchanged 286,242 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction.
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
As of June 30, 2024, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $24.9 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Units for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
Prior to the Business Combination, the Company issued Warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1, 2023 to June 30, 2023 resulted in an increase in Additional paid-in-capital amount of $29.5 million. As of June 30, 2024, none of such Warrants are outstanding.

On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of June 30, 2024, none of the Constellation Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of June 30, 2024 and December 31, 2023, the fair value of the earn-out share liability was $24.0 million and $62.4 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.
AWMS Earn-out Liability
On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of June 30, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million is reported in Earn-out liability, at fair value, in the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liability in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

East End Advisors Contingent Consideration

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. The contingent consideration was measured at fair value at the acquisition date and recorded as within the Earn-out liability line item in the Condensed Consolidated Statement of Financial Position.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date and recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial Position. As of June 30, 2024, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
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
Variable Interest Entities
The determination of whether to consolidate a VIE under US GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgment when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our consolidated financial statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relatively insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgment would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. We believe that none of the changes to US GAAP that went into effect during the six months ended June 30, 2024, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
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

Interest Rate Risk
As of June 30, 2024, the Company had $167.4 million outstanding under our borrowing agreements, including $41.4 million outstanding on the Term Loan facility and $126.0 million outstanding on the Revolving Credit Facility:

The interest rate on our financing agreements fluctuates with changes in 6-month SOFR, which at June 30, 2024 were 5.33% and 5.52%, respectively. The weighted average interest rate on outstanding borrowings as of June 30, 2024, was 9.49%.

Based on the floating rate component of our financing agreements payable as of June 30, 2024, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.7 million over the next 12 months.

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

We monitor our exposure to exchange rate risks in the course of our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies. When appropriate, we will use derivative financial instruments to hedge the net foreign currency exposure from certain direct investments denominated in foreign currencies and the cash flow exposure from our foreign based subsidiaries.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9 of our Annual Report, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls and information technology controls that support our financial statements and reporting. Further, management has commenced, but as of June 30, 2024 has not completed its efforts to design and implement a testing plan to determine the effectiveness of controls that support our financial statements and reporting. As a result, several specific material weaknesses in our internal control over financial reporting remain as of June 30, 2024, as discussed below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2024, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2024, pre-action steps were commenced by Home REIT and its directors against AFM UK and ARE. This relates to the historic management of Home REIT by certain legacy Alvarium companies. In the pre-action correspondence, Home REIT and its directors assert potential claims against AFM UK and ARE and state their intention to bring claims against those entities: (i) for a 100% contribution to any losses incurred by Home REIT or its directors if current or former shareholders in Home REIT issue claims against them as outlined in the preceding paragraph; and (ii) on a standalone basis, for losses they assert have been incurred by Home REIT as a result of alleged breaches of contractual, tortious and fiduciary duties, unlawful means conspiracy and deceit by AFM UK and/or AHRA, and, in the case of ARE, they assert that ARE is liable to Home REIT for any acts or omissions of AHRA under the UK’s appointed representative regime. It is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though they may potentially be material to the Company. If any litigation or other action is commenced by Home REIT and/or its directors against AFM UK and/or ARE, we intend to defend ourselves in any such matters vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact and we may incur significant legal expenses in defending such litigation.
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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and investment managers has been increasing. Our asset management and advisory activities may expose us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for, for example, materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Since November 2022, Home REIT and AHRA, which served as its investment advisor until June 30, 2023, have been the subject of allegations regarding Home REIT’s operations, stemming from a report issued by a short seller and Home REIT has seen its financial performance materially decline. AlTi was formed on January 3, 2023 through a business combination transaction that included certain legacy Alvarium companies. Although AHRA was sold prior to the business combination and has never been a subsidiary of AlTi, we were required under GAAP to consolidate its results in our financial statements until June 30, 2023, when it was deconsolidated. HLIF pursues a similar investment strategy to Home REIT and its financial performance has similarly declined significantly since the end of 2021. The historic management of these funds by certain legacy Alvarium companies is now the subject of investigations by the UK FCA and, in the case of Home REIT, potential claims are being asserted by its current and former shareholders and, separately, by Home REIT and its directors. We no longer provide services to Home REIT and are in the process of transitioning the management of HLIF. Once this is completed the legacy Alvarium companies that provided these services will cease operating. Notwithstanding this, we or our subsidiaries may potentially suffer reputational damage from the allegations concerning the management of Home REIT or HLIF. Further, we may be subject to the risk of legal and regulatory liabilities or actions alleging breach of regulatory rules and/or principles, negligence, misconduct (including deceit), breach of fiduciary duty or breach of contract. In particular, although the UK FCA’s investigations concerning the historic management of Home REIT and HLIF have only recently commenced and their outcomes cannot be known or anticipated as at the date of this Quarterly Report, any financial penalties or other adverse outcomes resulting from these investigations may adversely affect our business, financial condition or results of operations. Similarly, if any litigation or other action is commenced against AFM UK and/or ARE in connection with Home REIT, whilst it is not possible at this point in time for us to reliably assess the quantum of such claims, or AFM UK’s and ARE’s potential exposure, such claims may potentially be material to the Company and, although we would intend to defend ourselves in any such claims, an adverse outcome could adversely affect our business, financial condition or results of operations. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation and responding to regulatory investigations. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2024, the Company completed the sale to Constellation of 35,000 shares of a newly created class of Series C Preferred Stock for a purchase price equal to $35.0 million and issued to Constellation warrants to purchase 466,667 shares of the Company’s Class A Common Stock, in each case on terms consistent with the Constellation Investment Agreement, and previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2024.

The securities sold to Constellation were issued without registration under the Securities Act in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act in a transaction not involving any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

a) The disclosure set forth in Note 21 (Subsequent Events - Fourth Amendment to the Credit Agreement)
in our accompanying interim consolidated financial statements is incorporated by reference into Part II,
Item 5(a) of this Quarterly Report.

b) None.

c) On May 28, 2024, Spiros Maliagros, the President of our Strategic Alternatives segment, adopted a Rule10b5-1 trading arrangement (the “Maliagros 10b5-1 Plan”). The Maliagros 10b5-1 Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s Common Stock. The Maliagros 10b5-1 Plan provides for the sale of up to 409,136 shares acquired upon the Business Combination and from equity compensation, commencing on July 2, 2024 and continuing until all shares are sold or until December 31, 2024, whichever occurs first.

During the quarter ended June 30, 2024, no other officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed or furnished herewith:

Exhibit Number	Description

3.1
Certificate of Designation of Series C Cumulative Convertible Preferred Stock, dated March 27, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2024).

4.1	Warrant to Purchase Class A Common Stock, dated March 27, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2024).
4.2	Warrant to Purchase Class A Common Stock, dated May 15, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 15, 2024)
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

10.2
Investor Rights Agreement, dated July 31, 2024, by and between AlTi Global, Inc. and Allianz Strategic Investments S.à.r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2024).

10.3
Fourth Amended and Restated Limited Liability Company Agreement of AlTi Global Capital, LLC, dated as of July 31, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2024).

10.4*	Fourth Amendment to the Credit Agreement, dated August 5, 2024 , between the Company, BMO Harris Bank N.A., and the lenders party thereto.
10.5*#	Form of Performance-Based Restricted Stock Units and Award Agreement under the Company’s 2023 Stock Incentive Plan.
10.6*#	Form of Performance-Based Restricted Stock Units and Award Agreement for Non-U.S. Participants under the Company’s 2023 Stock Incentive Plan.
10.7*#	Form of Performance-Based Restricted Stock Units and Award Agreement for Swiss Participants under the Company’s 2023 Stock Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTI GLOBAL, INC

Date: August 9, 2024	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	/s/ Stephen Yarad
Stephen Yarad
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)