Form 10-Q
period 2024-09-30
AlTi Global, Inc.
filed 2024-11-12
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The registrant had outstanding 93,686,980 shares of Class A Common Stock (as defined herein) and 46,138,876 shares of Class B Common Stock (as defined herein) as of November 11, 2024.

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed October 26, 2022.

•“AFM UK” means Alvarium Fund Managers (UK) Limited, an English private limited company.

•“AHRA” means Alvarium Home REIT Advisors Limited, an English private limited company.
•“AlTi” means AlTi Global, Inc., together with its consolidated subsidiaries.
•“AlTi Global Topco” means AlTi Global Topco Limited, formerly known as Alvarium Topco, an Isle of Man entity which was established by Alvarium and owned by the Alvarium Shareholders.

•“Wealth & Capital Solutions” means the segment that consists of the Company’s investment management and advisory services, trusts and administrative services, family office services, and the Company’s alternatives platform.

•“International Real Estate” means the segment that includes public and private real estate and co-investment business.

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

•“Holbein” means Holbein Partners, LLP.

•“Home REIT” means Home REIT plc, a real estate investment trust listed on the London Stock Exchange.
•“Impact Investing” means investment practices seeking to generate various levels of financial performance together with the generation of positive measurable environmental and social impacts.
•“LXi” means LXi REIT plc, a publicly traded real estate investment trust.

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

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, and Human Capital and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)

(Dollars in Thousands, except share data)	As of September 30, 2024	As of December 31, 2023

Assets
Cash and cash equivalents	$222,138	$15,348
Fees receivable, net (includes $1,096 and $16,069 of related party receivables, respectively)	33,763	70,421
Investments at fair value	168,127	165,894
Equity method investments	7,411	14,194
Intangible assets, net of accumulated amortization	479,727	435,677
Goodwill	379,845	411,634
Operating lease right-of-use assets	54,269	48,313
Other assets, net	58,404	48,182
Contingent consideration receivable	2,408	—
Assets held for sale	—	56,634
Total assets	$1,406,092	$1,266,297

Liabilities
Accounts payable and accrued expenses	$19,161	$37,156
Accrued compensation and profit sharing	40,634	61,768
Accrued member distributions payable	3,353	7,271
Warrant liabilities, at fair value	5,930	—
Earn-out liabilities, at fair value	54,795	63,444
TRA liability (includes $9,447 and $13,233 at fair value, respectively)	29,670	17,607
Preferred stock tranche liability	3,400	—
Delayed share purchase agreement	—	1,818
Earn-in consideration payable	942	1,830
Operating lease liabilities	65,615	56,123
Debt, net of unamortized deferred financing cost	128,422	186,353
Deferred tax liability, net	558	14,109
Deferred income	93	66
Other liabilities, net	14,025	22,467
Liabilities held for sale	—	13,792
Total liabilities	$366,598	$483,804

Commitments and contingencies (Note 19)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 authorized 140,000 shares issued and outstanding at September 30, 2024, 0 shares authorized, 0 issued and outstanding at December 31, 2023	141,330	—
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 authorized, 150,000 shares issued and outstanding at September 30, 2024, and 0 shares authorized, 0 issued and outstanding at December 31, 2023	157,340	—

Shareholders’ equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 93,686,980 and 65,110,875 issued and outstanding, respectively	9	7
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 46,138,876 and 53,219,713 issued and outstanding, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 issued and outstanding	—	—
Additional paid-in capital	643,828	536,509
Retained earnings (accumulated deficit)	(238,810)	(193,527)
Accumulated other comprehensive income (loss)	3,322	9,155
Total AlTi Global, Inc. shareholders’ equity	707,019	352,144
Non-controlling interest in subsidiaries	332,475	430,349
Total shareholders’ equity	1,039,494	782,493
Total liabilities, mezzanine equity, and shareholders’ equity	$1,406,092	$1,266,297
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue
Management/advisory fees	$49,633	$44,004	$142,886	$137,318
Incentive fees	88	885	304	1,931
Distributions from investments	3,562	2,596	9,972	14,829
Other income/fees	60	701	446	3,440
Total income	53,343	48,186	153,608	157,518
Operating Expenses
Compensation and employee benefits	40,470	40,009	118,920	137,133
Systems, technology and telephone	4,779	3,812	13,902	11,751
Sales, distribution and marketing	757	658	2,724	1,752
Occupancy costs	3,892	3,223	11,394	9,755
Professional fees	11,002	13,340	29,974	51,087
Travel and entertainment	1,178	1,082	3,915	4,334
Depreciation and amortization	4,621	3,676	11,001	11,848
General, administrative and other	2,657	7,455	7,414	11,426
Total operating expenses	69,356	73,255	199,244	239,086
Total operating income (loss)	(16,013)	(25,069)	(45,636)	(81,568)
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	(116,082)	(153,859)	(116,777)	(183,252)
Gain (loss) on investments	5,962	(1,959)	13,658	(3,663)
Gain (loss) on TRA	(2,536)	761	3,786	(1,331)
Gain (loss) on preferred stock tranche liability	1,140	—	1,140	—
Gain (loss) on warrant liabilities	3,904	—	3,973	(12,866)
Gain (loss) on earnout liabilities	4,413	9,335	41,922	46,212
Interest expense	(5,194)	(3,668)	(14,885)	(10,300)
Interest income	2,685	—	3,508	—
Other income (expense)	833	(91)	816	(738)
Income (loss) before taxes	(120,888)	(174,550)	(108,495)	(247,506)
Income tax (expense) benefit	9,483	1,782	9,876	12,578
Net income (loss)	(111,405)	(172,768)	(98,619)	(234,928)
Net loss (income) attributed to non-controlling interests in subsidiaries	(42,767)	(83,097)	(53,336)	(119,257)
Net income (loss) attributable to AlTi Global, Inc.	$(68,638)	$(89,671)	$(45,283)	$(115,671)

Net Income (Loss) Per Share
Basic	$(0.88)	$(1.41)	$(0.84)	$(1.92)
Diluted	$(0.88)	$(1.41)	$(0.84)	$(1.92)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	86,399,551	63,568,646	74,993,835	60,174,678
Diluted	86,399,551	63,568,646	74,993,835	60,174,678
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	(111,405)	(172,768)	(98,619)	(234,928)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(4,222)	(9,981)	(7,151)	7,927
Other comprehensive income (loss)	(63)	72	148	(610)
Total comprehensive income (loss)	(115,690)	(182,677)	(105,622)	(227,611)
Other loss attributed to non-controlling interests in subsidiaries	(43,432)	(87,843)	(55,635)	(115,958)
Comprehensive income (loss) attributable to AlTi Global, Inc.	(72,258)	(94,834)	(49,987)	(111,653)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	—	—	150,000	153,442	72,167,195	$7	47,978,953	$—	$549,998	$(170,172)	$6,942	$383,304	$923,521
Net income (loss)	—	—	—	—	—	—	—	—	—	(68,638)	—	(42,767)	(111,405)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,592)	(630)	(4,222)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(28)	(35)	(63)
Payment for partner's tax	—	—	—	—	—	—	—	—	(1,343)	—	—	—	(1,343)
Issuance of preferred shares, net of issuance costs	140,000	137,652	—	161	—	—	—	—	—	—	—	—	137,813
Preferred share dividend		3,678		3,737	—	—	—	—	(7,415)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—	—	—	—	78	—	—	—	78
Share based compensation	—	—	—	—	—	—	—	—	4,818	—	—	—	4,818
Shares issued to employees on vesting of equity awards	—	—	—	—	361,127	—	—	—	—	—	—	—	—
Class A Common Stock issued to Allianz, net of issuance costs	—	—	—	—	19,318,581	2	—	—	90,422	—	—	—	90,424
TRA Exchange	—	—	—	—	1,840,077	—	(1,840,077)	—	7,270	—	—	(7,397)	(127)
FOS deconsolidation	—	—	—	—	—	—	—	—	—	—	—	—	—
LXi deconsolidation	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	140,000	$141,330	150,000	$157,340	93,686,980	$9	46,138,876	$—	$643,828	$(238,810)	$3,322	$332,475	$1,039,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	—	—	—	—	65,110,875	$7	53,219,713	$—	$536,509	$(193,527)	$9,155	$430,349	$782,493
Net income (loss)	—	—	—	—	—	—	—	—	—	(45,283)	—	(53,336)	(98,619)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(4,803)	(2,348)	(7,151)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	99	49	148
Payment for partner's tax	—	—	—	—	—	—	—	—	(3,225)	—	—	—	(3,225)
Issuance of preferred shares, net of issuance costs	140,000	137,652	150,000	142,960	—	—	—	—	—	—	—	—	280,612
Preferred share dividend	—	3,678		14,380					(18,058)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—	—	—	—	1,026	—	—	—	1,026
Share based compensation	—	—	—	—	—	—	—	—	13,892	—	—	—	13,892
Shares issued to employees on vesting of equity awards	—	—	—	—	2,176,687	—	—	—	(4,037)	—	—	—	(4,037)
Class A Common Stock issued to Allianz, net of issuance costs	—	—	—	—	19,318,581	2	—	—	90,422	—	—	—	90,424
TRA Exchange	—	—	—	—	7,080,837	—	(7,080,837)	—	27,299	—	—	(41,489)	(14,190)
FOS deconsolidation	—	—	—	—	—	—	—	—	—	—	(306)	(203)	(509)
LXi deconsolidation	—	—	—	—	—	—	—	—	—	—	(823)	(547)	(1,370)
Balance at September 30, 2024	140,000	$141,330	150,000	$157,340	93,686,980	$9	46,138,876	$—	$643,828	$(238,810)	$3,322	$332,475	$1,039,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Class A Common Stock			Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares		Amount	Shares		Amount
Balance at June 30, 2023	62,957,671		$6	55,032,961		$—	$515,000	$(53,946)	$9,182	$550,243	$1,020,485
Net income (loss)	—		—	—		—	—	(89,671)	—	(83,097)	(172,768)
Currency translation adjustment	—		—	—		—	—	—	(5,193)	(4,788)	(9,981)
Cancellation of AHRA call option	—		—	—		—	—	—	—	(1)	(1)
Other comprehensive income	—		—	—		—	—	—	29	43	72
Payment for partner’s tax	—		—	—		—	—	—	—	—	—
AHRA deconsolidation	—		—	—		—	—	—	—	—	—
Share based compensation	—		—	—		—	2,964	—	—	—	2,964
Issuance of shares for business combination	—		—	—		—	1,377	—	—	—	1,377
TRA Exchange	—	—	—	—	—	—	13,910	—	—	(13,255)	655
Conversion of Class B shares	1,813,248		—	(1,813,248)		—	—	—	—	—	—
Issuance of shares - exercise of warrants	(11)		—	—		—	—	—	—	—	—
Balance at September 30, 2023	64,770,908		$6	53,219,713		$—	$533,251	$(143,617)	$4,018	$449,145	$842,803

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Class A Common Stock			Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares		Amount	Shares		Amount
Balance at January 1, 2023	55,388,023		$6	55,032,961		$—	$434,620	$(27,946)	$—	$606,973	$1,013,653
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000		—	—		—	21,000	—	—	—	21,000
Net income (loss)	—		—	—		—	—	(115,671)	—	(119,257)	(234,928)
Currency translation adjustment	—		—	—		—	—	—	4,353	3,574	7,927
Cancellation of AHRA call option	—		—	—		—	—	—	—	153	153
Other comprehensive income	—		—	—		—	—	—	(335)	(275)	(610)
Payment for partner's tax	—		—	—		—	(998)	—	—	—	(998)
AHRA Deconsolidation	—		—	—		—	28,768	—	—	(28,768)	—
Share based compensation	—		—	—		—	5,095	—	—	—	5,095
Issuance of shares for business combination	—		—	—		—	1,377	—	—	—	1,377
TRA Exchange	—	—	—	—	—	—	13,910	—	—	(13,255)	655
Conversion of Class B shares	1,813,248		—	(1,813,248)		—	—	—	—	—	—
Issuance of shares - exercise of warrants	5,469,637		—	—		—	29,479	—	—	—	29,479
Balance at September 30, 2023	64,770,908		$6	53,219,713		$—	$533,251	$(143,617)	$4,018	$449,145	$842,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net income (loss)	$(98,619)	$(234,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,001	11,848
Amortization of debt discounts and deferred financing costs	1,666	(4,106)
Unrealized (gain) loss on investments	(2,938)	3,275
Realized (gain) loss on investments	(10,719)	—
Impairment loss on goodwill and intangible assets	116,777	183,252
Fair value (gain) loss on TRA	(3,786)	1,331
(Income) loss on equity method investments	1,422	2,439
Fair value (gain) loss on warrant liability	(3,973)	12,866
Fair value (gain) loss on earnout liability	(41,922)	(46,212)
Fair value gain (loss) on preferred stock tranche liability	(1,140)	—
Deferred income tax (benefit) expense	(16,786)	(16,146)
Equity-settled share-based payments	13,892	35,090
Unrealized foreign currency (gains)/losses	17	444
(Gain) loss from retirement of debt	—	(73)
Forgiveness of debt shareholder loan	159	—
Forgiveness of debt of notes receivable from members	—	196
Fair value of interest rate swap	—	33
Cash flows due to changes in operating assets and liabilities
(Increase) decrease in fees receivable	38,509	7,132
(Increase) decrease in other assets	(9,008)	(4,110)
Operating cash flow from operating leases	3,514	838
Increase (decrease) in accounts payable and accrued expenses	(20,511)	(14,914)
Increase (decrease) in accrued compensation and profit sharing	(36,090)	(4,288)
Increase (decrease) in other liabilities	8,011	(14,718)
Other operating activities	(72)	(250)
Net cash provided by (used in) operating activities	(50,596)	(81,001)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Continued from the previous page)	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023
Cash Flows from Investing Activities
Cash payment for acquisition of TWMH and TIG historical equity	—	(99,999)
Receipt of payments of notes receivable from members	285	226
Cash receipts from the repayment of advances and loans	—	305
Purchases of investments	(102)	(15,499)
Cash payment for delayed share purchase agreement	(1,818)	—
Payment of payout right	—	(760)
Acquisition of AIMS, net of cash acquired	—	(3,783)
Acquisition of ALWP, net of cash acquired	—	(14,430)
Acquisition of EEA	(69,182)	—
Acquisition of PW, net of cash acquired	(1,467)	—
Acquisition of Envoi	(25,258)	—
Sales of investments	818	1,818
Proceeds from sale of FOS	16,683	—
Proceeds from sale of LXi REIT Advisors	32,202	—
Sale of fixed assets	144	8
Purchases of fixed assets	(5,772)	(269)
Net cash provided by (used in) investing activities	(53,467)	(132,383)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, warrants, and preferred stock tranche liability	305,340	—
Proceeds from issuance of common stock	94,660	—
Member contribution (distribution)	(6,764)	(8,494)
Payments on term notes and lines of credit	(89,862)	(155,489)
Borrowings on term notes and lines of credit	32,258	206,660
Payment of acquisition-related deferred consideration	(7,249)	—
Payments of debt issuance costs	(1,519)	—
Tax payments related to vesting of RSUs	(4,037)	—
Tax payments on behalf of Umbrella partners	(379)	—
Increase (decrease) in distributions due to former TIG members	—	(13,419)
Cash payment for purchase of shares to be transferred as part of Alvarium share compensation	—	(4,215)
Cash receipts from exercise of Warrants	—	5,836
Payment of preferred stock issuance costs	(10,235)	—
Payment of common stock issuance costs	(4,236)	—
Payment of warrants and preferred stock tranche liability issuance costs	(512)	—
Cash payment of earn-in liability	(754)	—
Net cash provided by (used in) financing activities	306,711	30,879
Effect of exchange rate changes on cash	1,244	2,782
Net increase (decrease) in cash	203,892	(179,723)
Cash and cash equivalents at beginning of the period	18,246	194,086
Cash and cash equivalents at end of the period	$222,138	$14,363

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$222,138	$12,196
Cash and cash equivalents included in Assets held for sale (Note 3)	—	$2,167
Cash and cash equivalents, including cash in Assets held for sale	$222,138	$14,363

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	983	797
Interest payments on term notes and lines of credit	12,900	10,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)Description of the Business
AlTi Global, Inc. is a global wealth management firm, with a diverse array of investment, advisory, and administrative capabilities. The Company manages or advises approximately $77.3 billion in combined assets as of September 30, 2024. The Company provides holistic solutions for wealth management clients through a full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. It also structures, arranges, and provides a network of investors with co-investment opportunities in a variety of alternative assets which are either managed intra-group or by carefully selected managers in the relevant asset class.

Business Combination
The Registrant was initially incorporated in the Cayman Islands as Cartesian Growth Capital, a special purpose acquisition company. In anticipation of the Business Combination:

•The holders of the equity of TWMH and the TIG Entities contributed their TWMH and TIG equity to Umbrella making TWMH and the TIG wholly owned subsidiaries of Umbrella.

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
Capital Structure
The Registrant has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to dividends on shares of Class A Common Stock declared by the Company’s board of directors. As of September 30, 2024, the shares of Class A Common Stock represent 62.0% of the total voting power of all shares of Common Stock.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of September 30, 2024, the shares of Class B Common Stock represent 30.5% of the total voting power of all shares of Common Stock.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•Prior to the Business Combination, the Company issued Warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1, 2023 to June 30, 2023 resulted in an increase in Additional paid-in-capital amount of $29.5 million. As of September 30, 2024, none of such Warrants were outstanding.

•Series A Cumulative Convertible Preferred Stock – On July 31, 2024, the Company completed the sale (the “Investment”) to Allianz Strategic Investments S.à.r.l., a Luxembourg private limited liability company (“Allianz”) (combined with the Investment, the “Allianz Transaction”) of (i) 140,000 shares of a newly created class of preferred stock designated Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) 19,318,580.96 shares of Class A Common Stock for an aggregate purchase price equal to $250 million (the “Allianz Closing”) and issued to Allianz warrants (the “Allianz Warrants”) to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share. The Series A Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid 50% in shares of Series A Preferred Stock, which will increase the stated value of the issued shares of Series A Preferred Stock, and 50% in shares of Class A Common Stock. The Series A Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. The Series A Preferred Stock has no voting rights and is subject to an ownership cap of 24.9% of the aggregate issued and outstanding shares of Class A Common Stock and Class B Common Stock.

In addition, on February 22, 2024, the Company entered into a Supplemental Series A Preferred Stock Investment Agreement with Allianz (the “Supplemental Investment Agreement”), pursuant to which, for purposes of funding one or more strategic international acquisitions by the Company or its subsidiaries, Allianz is permitted, at its option, to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50 million (the “Allianz Tranche Right”). Additional Series A Preferred Stock issued upon exercise of the Allianz Tranche Right will abide by the same terms and conditions in the Investment Agreement at a price of $1,000 per share.

In connection with the Allianz Closing, on July 31, 2024 the Company (i) adopted and filed with the Secretary of State of the State of Delaware (x) a certificate of designations for the Series A Preferred Stock setting forth the rights, preferences, privileges and restrictions applicable to the Series A Preferred Stock and (y) an amendment to the Company’s certificate of incorporation to authorize and designate the Company’s Class C Non-Voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”), which was previously approved by the Company’s shareholders, and (ii) entered into an Investor Rights Agreement with Allianz pursuant to which, among other items, Allianz will have the right to nominate two directors to the Company’s Board until such time as Allianz ceases to own at least 50% of the initial shares of Class A Common Stock acquired at the Allianz Closing. The Non-Voting Common Stock will be issued to Allianz if the 24.9% ownership cap is triggered.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

•Series C Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) – Shares of Series C Preferred Stock that are not publicly traded and issued in connection with the sale of 150,000 shares of Series C Preferred stock that occurred in two transactions (the “Transactions”) to CWC AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC (“Constellation”) (combined with the Transaction, the “Constellation Transaction”), the first of which closed on March 27, 2024, for the sale of 115,000 shares and the second of which closed on May 15, 2024, for the sale of 35,000 shares. The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year on the aggregate purchase price of $150 million, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid (at the option of the Company) as payment in kind increase in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of September 30, 2024, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

In connection with the Constellation Transactions, the Company issued warrants (the “Constellation Warrants”) to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. These warrants have been classified as a liability as of September 30, 2024. No Constellation Warrants were exercised during the current reporting period.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

AlTi’s capital structure as of September 30, 2024 is reflected below:

Public Stockholders (including former PIPE Investors and Alvarium Partners holders)
Allianz Strategic Investments S.à.r.l.
CWC AlTi Investor LLC
Class A Common Stock
Class A Common Stock
Series A Preferred
Series C Preferred Stock
AlTi Global, Inc. (US) (the "Company" or AlTi)[1]
100% Class B Common Stock (no economic interest)
TRA
Tiedemann and TIG Partners
Class A Units
Series A Preferred Mirror Units
Series C Preferred Mirror Units
AlTi Global Holdco, Inc. (US)
Class A Units
AlTi Global Capital, LLC (US) ("Umbrella")[2]
Class B Units
AlTi Global Holdings, LLC (US)
Multiple Subsidiaries
Multiple Subsidiaries

1: The Company has authorized Class C Non-Voting Common Stock, of which none are issued or outstanding. Additional Class B shares may also be issued to certain other parties not included in the above pursuant to the earnout terms in connection with certain acquisitions completed by the Company.

2: Umbrella has authorized Class C Common Units, of which none are issued or outstanding. Additional Class B Units may also be issued to certain other parties not included in the above pursuant to the earnout terms in connection with certain acquisitions completed by the Company.

The following table presents the number of shares of the Registrant that were issued and outstanding as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Class A Common Stock	93,686,980	65,110,875
Class B Common Stock	46,138,876	53,219,713
Series A Preferred Stock	140,000	—
Series C Preferred Stock	150,000	—
Segments

Our business is organized into two operating segments: Wealth & Capital Solutions and International Real Estate. Described below are the segments and the revenue generated by each, which broadly fall into four categories: (i) recurring management, advisory, or administration fees; (ii) performance or incentive fees; (iii) distribution from investments and (iv) other income or fees. During the third quarter ended September 30, 2024, management commenced a strategic review of the Company’s Real Estate Co-Investment and Fund

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Management Businesses (the “Real Estate Businesses”). In addition to evaluating future strategic options for these businesses, management has reviewed how these business should be reported, including whether any changes were needed to the components of our operating segments. One conclusion from the review to date is that the Real Estate Businesses are no longer considered a core part of our forward looking strategy. Consequently, we are combining the results of these business and presenting them in a standalone operating segment, separately from our core businesses. Management, in conjunction with our Board, continues to evaluate options related to Real Estate Businesses going forward. Several options are currently under consideration, and we aim to complete the review and finalize a course of action by year-end. Due to the change in the composition of our segments, prior period data has been recast for comparative purposes.

Wealth & Capital Solutions

The Wealth & Capital Solutions segment reflects the results of services provided to our client base that primarily consist of wealth and investment management and advisory services, trusts and administrative services, family office services, and the management fees, incentive fees, and distributions from investments received from with our interests in internal and external managers of alternative investment strategies (or “Alternatives Platform”). The wealth management client base includes high-net-worth individuals, families, single-family offices, foundations, and endowments globally, while Alternatives Platform clients are typically institutional. Investment management or advisory fees, incentive fees, and distributions from investments are the primary sources of revenue in our Wealth & Capital Solutions segment. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. As of September 30, 2024 and December 31, 2023, this segment had $68.3 billion and $58.7 billion, respectively, in AUA.

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

Trusts and Administration Services

The trust and administration services we provide include entity formation and management, creating or modifying trust instruments and administrative practices to meet beneficiary needs, as well as comprehensive corporate, trustee-executor, and fiduciary services. We also offer a provision of directors and company secretarial services, administering entity ownership of intellectual property rights, advice and administration services in connection with investments in marine and aviation assets, and administering entity ownership of fine art and collectibles.

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

Alternatives Platform

The alternatives platform embodies our legacy TIG business, which is an alternative asset manager and includes our TIG Arbitrage strategy and funds managed by our External Strategic Managers, predominantly for institutional investors. The TIG Arbitrage strategy is an event-driven strategy fund that earns management fees and incentive fees based on the performance of its underlying funds and accounts. The investment strategies of the External Strategic Managers include Real Estate Bridge Lending, European Equities and Asian Credit and Special Situations. Distributions are received from the External Strategic Managers through profit or revenue

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

sharing arrangements that are generated through management and incentive fees based on the performance of the underlying investments. As of September 30, 2024 and December 31, 2023, this platform had $7.3 billion and $7.6 billion, respectively, in AUA.

International Real Estate

The International Real Estate segment reflects the results of the Real Estate Co-Investment and Real Estate Fund Management businesses. As of September 30, 2024 and December 31, 2023, this segment had approximately $8.9 billion and $12.7 billion, respectively, in AUA.

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

Prior to the first quarter of 2024, our real estate fund management business managed two funds based in the United Kingdom, LXi REIT plc, a publicly traded real estate investment trust (“LXi”), and HLIF, a private fund. As described further below, during 2024 we exited the management of LXi.

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LXi REIT Advisors Limited (“LRA”), the advisor to the publicly-traded fund LXi, to LondonMetric Property Plc (“LondonMetric”) for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of September 30, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

This disposal was completed on March 6, 2024. As a result, the Company recognized an intangible asset impairment charge of $23.5 million, which was recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations during the year ended December 31, 2023. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. For the nine months ended September 30, 2024, a net gain of $0.5 million was recorded in connection with the completion of this disposal. See Note 3 (Business Combinations and Divestitures) for further information.

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

Subsidiaries are companies over which a company has the power indirectly and/or directly to control the financial and operating policies to obtain benefits. In assessing control for accounting purposes, potential voting

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

rights that are presently exercisable or convertible (including rights that may arise on the exercise of an option) are taken into account. With respect to the AHRA, the above arrangements resulted in AHRA continuing to be consolidated by AlTi after its legal disposal to NewCo. Due to this consolidation, after the Business Combination, an intangible asset was recognized related to the investment advisory agreement between AHRA and Home REIT.

AlTi was formed on January 3, 2023, through a business combination transaction that included certain legacy Alvarium companies. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the International Real Estate segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option) and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Condensed Consolidated Statement of Operations for the period from January 1, 2023 to June 30, 2023, and it was removed from the Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which was recorded in Impairment loss on goodwill and intangible assets in the Condensed Consolidated Statement of Operations during the year ended December 31, 2023. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 1, 2023.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Additionally, in the current reporting period, the Company reclassified the balances in its Condensed Consolidated Statement of Operations as of September 30, 2023 of the previously reported amounts for the line items Management/advisory fees and Professional fees, decreasing both balances by $1.7 million.

(c)Reclassifications

Due to presentation changes that occurred during the first quarter ended March 31, 2024, we made certain reclassifications in our Condensed Consolidated Financial Position on a prospective basis. These reclassifications are not directly comparable to the year ended December 31, 2023 and include a $4.8 million adjustment to decrease Accounts payable and accrued expenses and increase Accrued compensation and profit sharing as well as a $3.2 million adjustment to decrease Other liabilities and increase Accrued compensation and profit sharing.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Fees/Income
The Company generates arrangement fees from Real Estate Co-Investment transactions by arranging private debt or equity financing, generally in connection with an acquisition or an investment. Arrangement fees are typically 50 to 100 basis points of equity value contributed to a transaction, and are payable upon closing of the transaction. Acquisition fees are typically payable where there are no agency fees or where an off-market transaction was sourced. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are long-term (five to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly or annually.
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

As of September 30, 2024 and December 31, 2023, restricted cash and cash equivalents amounted to $7.1 million and $5.4 million, respectively, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. These amounts represent the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company also recognized certain indefinite-lived intangible assets as a result of the Business Combination consisting of certain investment management agreements. These indefinite-lived intangibles are not subject to amortization, but are evaluated for impairment at least annually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is unlikely that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is unlikely that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through this quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment loss will be

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value. See Note 10 (Intangible Assets, net) for details on impairments.
(q)Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test. Goodwill represents the excess of consideration over identifiable net assets of an acquired business. Goodwill is allocated at a reporting unit level. The Company has two reporting units, Wealth & Capital Solutions and International Real Estate, and tests goodwill annually for impairment at each reporting unit. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. See Note 13 (Goodwill, net) for details on impairments.
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
(t)Tax Receivable Agreement

The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the Company. The portion of the TRA liability related to the Business Combination is deemed contingent consideration payable to the previous owners and is carried at fair value, with changes in fair value reported within Gain (loss) on TRA in the Condensed Consolidated Statement of Operations. Future exchanges of Class B Units for shares of Class A Common Stock may increase the TRA liability. Those increases will be carried at a value equal to the expected future payments due under the TRA. See Note 19 (Commitments and Contingencies) for a detailed discussion on TRA exchanges. For future changes in the TRA balance due to exchanges, the Company will record an initial estimate of future payments under the TRA portion as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Financial Position. Subsequent adjustments to the liability for future payments under the TRA related to

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the Condensed Consolidated Statement of Operations.
(u)Warrant Liabilities

The Company evaluated the Warrants issued in connection with the Business Combination in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in Loss on warrant liability in the Condensed Consolidated Statement of Operations in the period of change. Prior to the Business Combination the Sponsor held private warrants that were contributed to the Company and legally cancelled. The contribution and cancellation of these warrants resulted in derecognition of the private warrants and accounted for in Additional paid-in capital as of January 1, 2023. The Company subsequently issued new warrants with terms identical to those of the public warrants to the Target Companies’ selling shareholders classified as derivative liabilities. See Note 1 (Description of the Business) and Note 14 (Debt, net of unamortized deferred financing) for detail on warrant transactions entered into by the Company.

In connection with the Allianz and Constellation Transactions, the Company issued warrants to purchase shares of the Company’s Class A Common Stock. The Company evaluated the Allianz and Constellation Warrants in accordance with ASC 815-40 and determined that a provision in the agreement related to a change of control adjustment would preclude equity classification as the Allianz and Constellation Warrants would no longer be a fixed-for-fixed option. The Allianz and Constellation Warrants meet the definition of a derivative and are recorded as a derivative liability on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with any changes in fair value to be recognized in the Consolidated Statement of Operations in the period of change. As of September 30, 2024, none of the Constellation or Allianz Warrants have been exercised.
(v)Earn-out Liabilities, at Fair Value

The Earn-out liabilities, at fair value, represents contingent consideration payable related to the Business Combination and various acquisitions by the Company. Changes in fair value are recognized in Gain (loss) on earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 3 (Business Combinations and Divestitures) and Note 19 (Commitments and Contingencies) for further information.

(w)Delayed Share Purchase Agreement

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
(x)Non-controlling Interests
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
(y)Derivative Financial Instruments
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

In connection with the LXi disposal, the Company determined the contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of September 30, 2024. The Contingent consideration receivable will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.
(z)Segment Reporting
Our business is organized into two operating segments: Wealth & Capital Solutions and International Real Estate. As of the third quarter ended September 30, 2024, the Company changed the composition of its reportable segments and recast prior period amounts to conform to the Company’s current period segment information. Segment information is utilized by the Company’s chief operating decision maker, which is our Chief Executive Officer, to assess performance and to allocate resources. See Note 1 (Description of the Business) and Note 17 (Segment Reporting) for further information.
(aa)Interest Income
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

(ab)Interest Expense
Interest is related to the Company’s debt as well as investments in exchange-traded notes. These generally include debt securities held on a short- or medium-term basis when the Company has excess cash. The

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company recognizes and records interest expense in Interest expense in the Condensed Consolidated Statement of Operations.

(ac)Other Income and Expenses

    Other than Interest income and Interest expense discussed above, other income and expenses include unrealized gains (losses) on investments, income from equity method investees, and other items.
The Company holds investments in common stock, mutual funds, exchange-traded funds, and exchange-traded notes, which represent investments in equity and debt securities. The Company earns realized and unrealized gains and losses which depend on investment performance. Changes in fair value of these investments are recorded in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.
The Company holds interests in various affiliated limited partnerships and limited liability companies, whose purpose is to achieve capital appreciation through investments in financial instruments and investment vehicles. The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting and may earn income related to its equity in income of equity method investees. The equity method investments are in various fund complexes, including funds focused on infrastructure and utilities, high income yields, and multi-strategy, among others. Changes in fair value of these investments are recorded in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

(ad)Held for Sale Accounting

In circumstances when the Company is evaluating its components, we may establish plans that require us to evaluate whether a component qualifies for held-for-sale accounting under ASC 360, Property, Plant, and Equipment. If a sale is deemed probable within a twelve-month period, the component is classified to either the assets held for sale or liabilities held for sale line items on the Consolidated Statement of Financial Position. The disposal group will be measured at the lower of its carrying amount or fair value less the cost to sell. Any long-lived assets shall not be depreciated or amortized while classified as held for sale. Assets and liabilities of FOS and LRA are presented as held for sale on our Consolidated Statement of Financial Position as of December 31, 2023. See Note 3 (Business Combinations and Divestitures) for further information.

(ae)Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

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
The Business Combination was a forward merger and is accounted for using the acquisition method of accounting. The Company was the accounting acquirer and Umbrella, including the Target Companies, was the accounting acquiree. The Company was determined to be the accounting acquirer because Umbrella met the definition of a VIE, and the Company was the primary beneficiary of Umbrella. ASC 805 requires the primary beneficiary of a VIE to be identified as the accounting acquirer. The Company is the primary beneficiary because it controls all activities of Umbrella, and the non-managing members of Umbrella do not have substantive kick-out or participating rights.
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

The Sponsor, in connection with the initial public offering prior to the Business Combination, purchased 8,625,000 shares of Class B Common Stock (the “Founder Shares”) for $25,000 (approximately $0.03 per share). These shares had no value until the Business Combination completed. At this point, the Founder Shares automatically converted into Class A Common Stock. This conversion was solely contingent upon the completion of the Business Combination and did not include any future service requirements. As such, this cost of 8,625,000 shares at $10.33 per share for $89.1 million is presented “on the line” and is not reflected in the financial statements presented. “On the line” describes those expenses triggered by the consummation of a business combination that are not recognized in the Condensed Consolidated Statement of Operations as they are not directly attributable to either period but instead were contingent on the Business Combination.

As part of the Business Combination during the period ended September 30, 2023, the Company incurred $17.8 million of acquisition-related costs which are included predominantly in the “Professional fees” line in the Condensed Consolidated Statement of Operations. In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. Of the total debt issuance costs, $1.8 million is related to the Term Loan and drawn amount of the Revolver and is recorded as an offset to the “Debt, net of unamortized deferred financing cost” line item of the Condensed Consolidated Statement of Financial Position. $2.8 million of the debt issuance costs related to the undrawn amount of the Revolver were recorded in the “Other assets” line item of the Condensed Consolidated Statement of Financial Position.
The Business Combination was accounted for using the acquisition method of accounting, and the fair value of the total purchase consideration transferred was $1,071.1 million. Included in total purchase consideration is contingent consideration of $85.1 million, which is payable to the selling shareholders upon achievement of certain volume-weighted average price targets for the shares of Class A Common Stock or upon a change of control of the Company occurring between the Closing Date and the fifth anniversary of the Closing Date. Since this liability meets the definition of a derivative, it is recorded at fair value as a derivative liability in Earn-out liabilities, at fair value on the Condensed Consolidated Statement of Financial Position and measured at fair value at the acquisition date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on Earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change.

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

Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. Goodwill is was initially allocated to two reporting segments that existed at the time of the Business Combination. During the current quarter, we changed the composition of our reporting and created two new segments — Wealth & Capital Solutions and International Real Estate. The goodwill allocated between Wealth

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

& Capital Solutions and International Real Estate as of September 30, 2024, is $379.8 million and $0.0 million, respectively.
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
The intangible assets acquired and subject to amortization have a weighted average useful life of 23.0 years. During the current quarterly period, the carrying value of the indefinite lived intangible assets were reassessed in connection with the changes in the composition of our reporting segments which resulted in an impairment charge to reduce the carrying value of the indefinite lived intangible assets by $44.9 million.

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

Fair Value of Net Assets Acquired and Intangibles

Goodwill is comprised of expected synergies for the combined operations, including employees acquired in a business combination. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth & Capital Solutions segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment annually to determine changes in goodwill at the Wealth & Capital Solutions reporting unit.

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

Acquisition of AlTi Wealth Management (Switzerland) SA

On August 2, 2023, (the “AWMS Acquisition Date”), the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest in AWMS from 30% to 100% (the “AWMS Acquisition”).

The AWMS Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from AWMS, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company’s condensed consolidated financial statements from the AWMS Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the AWMS Acquisition Date as required under ASC 805.

The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration (“AWMS earn-out liability”), and the payment of assumed liabilities. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability in Earn-out liabilities, at fair value on the Condensed Consolidated Statement of Financial Position and measured at fair value at the acquisition date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on Earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change. The total purchase consideration includes the following amounts:

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

The Company incurred $0.01 million in direct acquisition-related expenses, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations.

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

Fair Value of Net Assets Acquired and Intangibles

Goodwill is comprised of expected synergies for the combined operations, including employees acquired in a business combination. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth & Capital Solutions segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment annually to determine changes in goodwill at the Wealth & Capital Solutions reporting unit. The Company will also test goodwill for impairment in other periods if an event occurs or circumstances change that may indicate impairment.

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
Acquisition of East End Advisors, LLC
On April 1, 2024 (the “EEA acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of East End Advisors, LLC (“EEA”) pursuant to the terms of the purchase agreement between the Company and EEA Holding Company, LLC (the “EEA Acquisition”). The Company completed the EEA Acquisition on April 3, 2024.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. A portion of the contingent consideration will be used to establish a retention pool which is payable in a mixture of cash and equity to employees upon certain performance measures over a required service period. The portion of contingent consideration used to establish the retention pool is treated as compensation rather than consideration transferred. Refer to Note 5 (Equity-Based Compensation) for further details about the related equity award. The amount of contingent consideration related to consideration transferred was measured at fair value at the acquisition date and recorded within the Earn-out liabilities line item in the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	Amount
Cash consideration	$69,013
Contingent consideration installments	23,308
Payment of assumed liabilities	793
Total purchase consideration transferred	$93,114

The Company incurred $1.4 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, the assets and liabilities were recorded at their respective fair values as of April 1, 2024. The Company developed the fair value of intangible assets, which includes trade names, customer relationships and developed technology, using various techniques including relief of royalty, excess earnings method, and a discounted cash flow approach. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth & Capital Solutions segment. The components of goodwill do not qualify as a separately recognized intangible asset.

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

The estimated deferred consideration is payable in cash and equity and is due for payment no later than March 1, 2025. In addition to the above, an additional amount of consideration to be paid fully in equity to PW

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

employees upon meeting certain performance milestones was determined to be compensation rather than consideration transferred. Refer to Note 5 (Equity-Based Compensation) for additional details.

At the PW Acquisition Date, as required by ASC 805, the Company’s existing 50% equity in PW, which was previously recognized as an equity method investment, was revalued to reflect the fair value at this date. The fair value of this existing equity method investment was $6.2 million, which was calculated as 50% of the fair value of PW total equity value, excluding the impact of any synergies or control premium that would be realized by a controlling interest. During the three and nine months ended September 30, 2024, a gain, representing the change in fair value of $0.1 million and $4.5 million, respectively, has been recognized in the Gain (loss) on investments line of the Condensed Consolidated Statement of Operations.

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

Fair Value of Net Assets Acquired and Intangibles

Goodwill is comprised of expected synergies of the combined operations, including employees acquired in a business combination. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth & Capital Solutions segment. The components of goodwill do not qualify as a separately recognized intangible asset. The Company will test for impairment in other periods if an event occurs or circumstances change that may indicate impairment.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The results of the PW Acquisition have been included in the Company’s condensed consolidated financial statements from the PW Acquisition Date. Prior to the PW Acquisition Date, the results of PW were included as a 50% held equity method investment.

Acquisition of Envoi, LLC

On July 1, 2024 (the “Envoi Acquisition Date”), the Company purchased substantially all of the assets of Envoi, LLC (“Envoi”) pursuant to the terms of the asset purchase agreement by and among the Company and Envoi, as well as Envoi’s individual members (the “Envoi Acquisition”).
The Envoi Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from Envoi, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the Envoi Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the Envoi Acquisition Date as required under ASC 805.

The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $34.3 million. Included in the total consideration is cash consideration of $25.3 million, and estimated contingent consideration of $9.0 million comprised of the Envoi earn-out liability and earn-out growth consideration liability. A portion of the contingent consideration will be used to establish a retention pool which is payable in a mixture of cash and equity to employees upon meeting certain revenue thresholds over a required service period. The portion of contingent consideration used to establish the retention pool is treated as compensation rather than consideration transferred. Refer to Note 5 (Equity-Based Compensation) for further details about the related equity award. The amount of contingent consideration related to consideration transferred was measured at fair value at the acquisition date and recorded within the Earn-out liabilities, at fair value line item in the Condensed Consolidated Statement of Financial Position. The total purchase consideration is summarized below:

(Dollars in Thousands)	Envoi Amount
Cash consideration	$25,258
Earn-out consideration	9,000
Total purchase consideration transferred	$34,258

The Company incurred $1.1 million of direct acquisition-related expenditures, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations.

The following table sets forth the fair values of the assets acquired, and liabilities assumed in connection with the Envoi Acquisition:

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)	Envoi Acquisition Date Fair Value
Intangible assets	$22,300
Goodwill	11,824
Operating lease right-of-use assets	196
Other assets	157
Total Assets Acquired	34,477
Accounts payable and accrued expenses	1
Operating lease liabilities	218
Total Liabilities Assumed	219
Total Assets Acquired and Liabilities Assumed	$34,258

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Envoi Acquisition Date. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, the assets and liabilities were recorded at their respective fair values as of July 1, 2024. The Company developed the fair value of intangible assets, which includes customer relationships, using various techniques including the multi-period excess earnings method. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the business combination, which does not qualify as a separately recognized intangible asset. The goodwill resulting from this acquisition is expected to be deductible for tax purposes. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth & Capital Solutions segment. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the Envoi Acquisition:

(Dollars in Thousands)	Envoi Acquisition Date Fair Value	Estimated Life (Years)
Customer Relationships	$22,300	15
Total Intangible Assets	$22,300

The results of the Envoi Acquisition have been included in the Company’s condensed consolidated financial statements from the Envoi Acquisition Date.
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for Envoi, EEA, and PW as of the nine months ended September 30, 2024 and as of the three and nine months ended September 30, 2023. Supplemental pro forma financial information for AWMS and ALWP is presented as of the three and nine months ended September 30, 2023. The unaudited supplemental pro forma financial information gives effect to the acquisitions as if they had occurred on January 1, 2023.
The following acquisitions have been excluded from the unaudited pro forma financial information presented below since their results of operations are included in our unaudited condensed consolidated statement of operations:
•EEA, PW, and Envoi acquisitions for the three months ended September 30, 2024

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•AWMS and ALWP acquisitions for the three and nine months ended September 30, 2024, and for the three months ended September 30, 2023, respectively
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the AWMS, ALWP, EEA, PW, and Envoi acquisitions had taken place on January 1, 2023, nor is it indicative of future results.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total revenue	$53,343	$54,954	$162,012	$176,681
Net income (loss)	$(68,638)	$(88,800)	$(43,994)	$(112,878)
Deconsolidation of Alvarium Home REIT Advisors Ltd

AlTi was formed on January 3, 2023, through a business combination transaction that included certain legacy Alvarium companies. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. On June 30, 2023, the Company entered into a series of agreements that resulted in the deconsolidation of AHRA from the International Real Estate segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Condensed Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023, and its accounts were removed from the Condensed Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which was recorded in Impairment loss on goodwill and intangible assets in the Condensed Consolidated Statement of Operations during the year ended December 31, 2023. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 1, 2023.

Disposal of LRA

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of September 30, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

The disposal was completed on March 6, 2024. As a result, the Company has recognized an intangible asset impairment charge of $23.5 million, which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations during the year ended December 31, 2023. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. For the nine months ended September 30, 2024, a net gain of $0.5 million gain was recorded in connection with the completion of this disposal, which was recognized in the line item Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

Disposal of FOS

On November 6, 2023, the Company entered into an agreement to sell FOS, the European-based trust and private office service which was part of the Company’s Wealth & Capital Solutions segment, for a cash consideration of approximately $20.1 million. Subsequently, an adjustment to the cash consideration of $(0.6)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

million was made, resulting in a final cash consideration of approximately $19.5 million. The agreement to sell was subject to regulatory approval that was granted in April 2024, following which, on May 8, 2024, the transaction was completed. This disposal does not represent a strategic shift that will have a major impact on the Company’s operations, and as such, is not classified as a discontinued operation. As of December 31, 2023, the major classes of assets and liabilities of FOS were presented as held for sale in the Consolidated Statement of Financial Position. During the three and nine months ended September 30, 2024, a gain on disposal of $0.0 million and $9.4 million, respectively, was recognized in Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

Assets Held for Sale

The carrying amounts of the major classes of assets and liabilities of FOS and LRA were presented as held for sale in the Consolidated Statement of Financial Position at December 31, 2023. As of the nine months ended September 30, 2024, no assets or liabilities were classified as held for sale.
The following table represents amounts presented as held for sale for the periods presented:

As of
(in thousands)	December 31, 2023
Assets
Cash and cash equivalents	$2,897
Fees receivable, net	4,792
Intangible assets, net of accumulated amortization	46,658
Operating lease right-of-use assets	434
Deferred tax asset, net	41
Other assets	1,812
Total assets held for sale	$56,634
Liabilities
Accounts payable and accrued expenses	$(1,007)
Operating lease liabilities	(381)
Deferred tax liability, net	(10,852)
Deferred income	(781)
Other liabilities	(772)
Total liabilities held for sale	$(13,792)
(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management/advisory fees	$49,633	$44,004	$142,886	$137,318
Incentive fees	88	885	304	1,931
Distributions from investments	3,562	2,596	9,972	14,829
Other fees/income	60	701	446	3,440
Total Income	$53,343	$48,186	$153,608	$157,518

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)	As of September 30, 2024	As of December 31, 2023
Management/advisory fees receivable
Beginning balance	$29,539	$30,698
Ending balance (1)	33,603	29,539

Incentive fees receivable
Beginning balance	$40,356	$7,570
Ending balance (2)	54	40,356

Other fees/income receivable
Beginning balance	$526	$4,112
Ending balance	106	526

Deferred management/advisory fees
Beginning balance	$(66)	$(945)
Ending balance	(93)	(66)

Deferred other fees/income
Beginning balance	$—	$(422)
Ending balance	—	—
(1) As of September 30, 2024 and December 31, 2023, this amount includes $1.1 million and $1.2 million, respectively, in Management/advisory fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(2) As of September 30, 2024 and December 31, 2023, this amount includes $0.0 million and $14.9 million, respectively, in Incentive fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(5)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the board of directors under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 11,788,132, of which 947,740 remain available as of September 30, 2024. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.

The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of September 30, 2024, the Company has an unrecognized equity-based compensation expense of $23.8 million, which is expected to be recognized over a weighted average period of 2.04 years.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the equity-based compensation award activity for the nine months ended September 30, 2024, and September 30, 2023:

	September 30, 2024		September 30, 2023
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	4,797,464	$4.64	—	$—
Restricted common stock granted	4,123,786	5.19	7,395,306	6.40
Restricted common stock forfeited	(615,060)	4.51	(112,961)	4.35
Restricted common stock vested	(1,823,811)	4.99	(2,534,202)	9.99
Restricted common stock awards outstanding at end of period	6,482,379	$4.90	4,748,143	$4.53

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations, during the three and nine months ended September 30, 2024, and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
RSUs	$3,076	$2,651	$8,168	$33,711
PRSUs	1,715	—	2,180	—
Acquisition-related	1,809	2,394	4,854	4,468
TIH SPA	—	1,178	—	1,178
Revenue share	435	—	799	—
Deferred compensation	871	—	3,245	—
Total	$7,905	$6,222	$19,247	$39,356

RSUs

In connection with the Business Combination, certain of TWMH’s restricted units vested and the Company granted fully vested shares to Alvarium’s employees, resulting in compensation expense of $4.2 million and $24.6 million, respectively, during the nine months ended September 30, 2023. The $24.6 million consisted of $21.0 million related to the acceleration of 2.1 million of earn-out shares at closing and $3.6 million for 360,485 shares related to another transaction completed in contemplation of and for the benefit of the acquirer under Topic 805. None of these stock awards were outstanding after the Business Combination.
Upon completion of the Business Combination, the Company issued 60,800 shares of Class A Common Stock to employees of the Company. These awards vested in full immediately and had a fair value of $10.00 per share, resulting in compensation expense of $0.6 million for the nine months ended September 30, 2023.

On March 23, 2023, in connection with the Business Combination, the Company granted 65,554 RSUs to its board of directors, which vested over an approximate nine-month period and had a fair value of $12.56 per share. On March 1, 2024, the Company granted 138,564 RSUs to its board of directors, which vest over a four-month period and had a fair value of $5.87 per share. On June 27, 2024, the Company granted 123,732 RSUs to

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

its board of directors, which vest over a twelve-month period and had a grant date fair value of $4.91 per share. On August 2, 2024, the Company granted 45,549 RSUs to its board of directors, which vest over an eleven-month period and had a grant date fair value of $4.38 per share. These grants resulted in compensation expense of $0.2 million and $0.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $1.0 million and $0.5 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
On May 31, 2023, the Company granted 4,697,317 RSUs to its employees, which vest over a three-year period and had a fair value of $4.35 per share. On June 5, 2024, the Company granted 2,219,661 RSUs to its employees, which vest over a three-year period and had a fair value of $4.78 per share. These grants resulted in compensation expense of $2.8 million and $1.6 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $6.1 million and $3.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Since the initial grant date of these awards, 797,687 shares have been forfeited.

On various dates throughout 2023, the Company granted 111,148 and 118,987 RSUs to employees, representative of buy-out equity awards as restricted units, vesting generally over a one to three year period, with a fair value of $7.66 and $8.72, respectively, per share. On February 6, 2024, the Company granted 29,154 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a two year period, with a fair value of $5.36 per share. The Company recognized compensation expense of $0.1 million and $0.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $1.0 million and $0.5 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, related to these buy-out equity awards.

PRSUs

The Company grants PRSUs to selected members of AlTi’s executive team. Vesting of the PRSUs is based on meeting certain market conditions and the requisite service period. The PRSUs are eligible to vest on a graded basis at the end of each of three annual performance periods, subject to the employee’s continued service with the Company through the applicable performance period, and are only earned upon achievement of total shareholder return of the Company’s Class A Common Stock exceeding certain thresholds.

On June 5, 2024, the Company granted 1,567,125 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $5.76 per share. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. These grants resulted in compensation expense of $1.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively.

Acquisition-Related Equity-Based Compensation Awards

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024, and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of ten business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The number of shares awarded will be calculated based on the twenty day average volume weighted average price of the Company's Class A Common Stock preceding the first and second payment dates. The Company recognized an expense for the earn-ins of $0.7 million and $2.4 million for the three months ended September 30, 2024, and September 30, 2023, respectively, and $3.2 million and $4.5 million for the nine months ended September 30, 2024, and September 30, 2023, respectively.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same pattern as the above-described amendment for the compensatory earn-ins. As of September 30, 2024, and December 31, 2023, this contingent consideration is recorded as a liability of $0.9 million and $1.8 million in the Earn-in consideration payable line of the Condensed Consolidated Statement of Financial Condition and Consolidated Statement of Financial Condition, respectively.

In connection with the Company’s acquisition of EEA (see Note 3 Business Combinations and Divestitures), certain employees of EEA are entitled to receive a portion of the contingent consideration comprised of a combination of additional cash and shares of the Company (the “EEA Equity Awards”) based on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date, which is April 1, 2024. The portion of the EEA Earn-Equity Awards to be issued in shares was measured at fair value as of the closing date. The Company recognized compensation expense for the estimated shares in relation to the accrual of the EEA Equity Awards of $0.7 million and $1.0 million for the three and nine months ended September 30, 2024, respectively.

In connection with the Company’s acquisition of PW (see Note 3 Business Combinations and Divestitures), certain employees of PW are entitled to receive additional shares of the Company (the “PW Equity Awards”). The PW Equity Awards are payable in equity upon the achievement of certain integration milestones and are due for payment no later than March 1, 2025. The Company recognized compensation expense in relation to the accrual of the PW Equity Awards of $0.4 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

In connection with the Company’s acquisition of Envoi (see Note 3 Business Combinations and Divestitures), certain employees of Envoi are entitled to receive a portion of the earn-out growth consideration liability comprised of a combination of cash and additional shares of the Company (the “Envoi Equity Awards”). Compensation expense related to the Envoi Equity Awards is determined in accordance with revenue based formulas provided for in the asset purchase agreement and are payable to eligible employees in 2028. The Company recognized compensation expense in relation to the accrual of the Envoi Equity Awards of $0.1 million for both the three and nine months ended September 30, 2024, respectively.

Delayed Share Purchase Agreement

In connection with TWMH’s historical acquisition of TIH, the Delayed Share Purchase Agreement (“TIH SPA”) was amended on July 28, 2023. The TIH SPA was amended to include the Company’s Class A Common
Stock as part of the purchase price. On August 1, 2023, the Company granted 152,930 shares of Class A Common Stock with a fair value of $7.70 per share under the terms of the TIH SPA amendment. The amendment to the purchase price is compensatory in nature. The Company recognized compensation expense in relation to the accrual of the TIH SPA of $1.2 million for both the three and nine months ended September 30, 2023, respectively, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations.

Revenue Share

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2024, the Company accrued $0.4 million and $0.8 million, respectively, in compensation expense related to various revenue share arrangements to its employees, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.

Deferred Compensation Liability

In connection with the ALWP Acquisition, during the three and nine months ended September 30, 2024, the Company accrued $0.9 million and $3.2 million, respectively, in shares of Class A Common Stock which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.
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

The Company is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Umbrella Partnership. The Umbrella Partnership is a partnership for U.S. federal income tax purposes and a taxable entity for certain state and local taxes, such as New York City and Connecticut unincorporated business tax (“UBT”). Further, the Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the tax implications to both the Company and Umbrella Partnership resulting from exchanges of Warrants and Class B Paired Interests for shares of Class A Common Stock. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Company’s controlling interest in Umbrella Partnership and its underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.

The Company had an effective tax rate of 7.8% and 1.0% for the three months ended September 30, 2024, and September 30, 2023, respectively, and 9.1% and 13.3% for the nine months ended September 30, 2024, and September 30, 2023, respectively. The effective tax rates were calculated using an Annual Effective Tax Rate approach. The book income related to fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The book loss related to impairments was also treated as a discrete item for the three months ended September 30, 2024. The effective tax rates differ from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, the portion of losses incurred primarily in the United Kingdom for which no tax benefit is recognized, certain gains recognized on contingent liabilities for which no tax liability is recognized, and the impact of state and local and non-U.S. taxes.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. As of September 30, 2024, the Company has recorded valuation allowances against its deferred tax assets generated by its subsidiaries in the United Kingdom and its investment in Umbrella. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2024, and September 30, 2023, the Company has evaluated its tax filing positions and has not recorded a reserve for unrecognized tax benefits.
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
•AWMS Earn-Out Liability - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn out payment discounted using the liability discount rate which is estimated based on the Company’s credit rating. As of September 30, 2024, the settlement amount became known, which is based on actual revenues received. As such, the use of the Level 3 valuation technique has been discontinued.
•EEA Earn-Out Liability - The Company’s valuation approach utilized a Discounted Cash Flow approach to determine the fair value using the liability discount rate which is estimated based on the Company’s credit quality.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•Envoi Earn-Out Consideration Liability - The Company’s valuation approach utilized a risk-adjusted Discounted Cash Flow approach to determine the fair value using the liability discount rate which is estimated based on the Company’s credit quality rating.
•Envoi Earn-Out Growth Consideration Liability - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn out payment discounted using the liability discount rate which is estimated based on the Company’s credit quality rating.
•Earn-In Consideration Payable - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn in payment discounted using the liability discount rate which was estimated based on the credit rating of TWMH. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition discussed in Note 5 (Equity-Based Compensation), which crystallized the contingent earn-in consideration amount and discontinued the use of a Level 3 valuation technique.
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

•Contingent Consideration Receivable - The Company utilized a Monte Carlo simulation to estimate the future share price of the acquirer of LRA, and the implied contingent consideration discounted using the risk-free rate and the acquirer’s estimated credit spread.
•Warrant Liabilities - The fair values of the Constellation and Allianz Warrants are determined based on Level 3 inputs using a Black-Scholes-Merton option pricing model to incorporate the non-linear nature of the payoff of the warrants associated with their strike price. The primary assumptions used in the Black-Scholes-Merton model are the price of the Company’s Class A Common Stock, the risk-free rate, the volatility, and the remaining term to the expiration of the warrants.
•Preferred Stock Tranche Liability - The fair value of the Allianz Tranche Right is determined based on Level 3 inputs using a binomial lattice model. At each node of the binomial lattice model, the decision to exercise the Allianz Tranche Right is determined based on if the value of the Series A Preferred Stock at such node is greater than the right’s strike price of $1,000 per share. At nodes where the Allianz Tranche Right is exercised, the resulting payoff of the right is discounted back to the prior node at the risk-free rate. The fair value of the Allianz Tranche Right is estimated by backward inducting values in the binomial lattice model to the initial node. A probability-weighted assessment is also included as part of the inputs to the valuation of the Allianz Tranche Right.
Refer to the valuation methodologies table below for further analysis of Level 3 valuations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary categorization of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments. Investments at fair value as of September 30, 2024, and December 31, 2023 are presented below:

	As of September 30, 2024
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$92	$—	$—	$92
Exchange-traded funds	132	—	—	132
Investments – External Strategic Managers (1)	6	—	166,997	167,003
Investments – Affiliated Funds (2)	—	—	—	900
Contingent consideration receivable	—	—	2,408	2,408
Total	$230	$—	$169,405	$170,535

Liabilities:
Warrant liabilities	$—	$—	$5,930	$5,930
Preferred stock tranche liability	$—	$—	$3,400	$3,400
Earn-out liabilities	1,103	—	53,692	54,795
TRA liability (3)	—	—	9,447	9,447
Earn-in consideration payable	942	—	—	942
Total	$2,045	$—	$72,469	$74,514

(1) The fair value of certain investments within the Company’s Investments - External Strategic Managers are reported on a one-month lag from the fund financial statements due to timing of the information provided by the funds and third-party entities unless information is available on a timelier basis. As a result, any changes in the markets in which our managed funds operate, and the impact market conditions have on underlying asset valuations, may not yet be reflected in reported amounts.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2023
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$75	$—	$—	$75
Exchange-traded funds	108	—	—	108
Investments – External Strategic Managers	7	—	164,077	164,084
Investments – Affiliated Funds (1)	—	—	—	1,627
Total	$190	$—	$164,077	$165,894

Liabilities:
Earn-out liabilities	—	—	63,444	63,444
TRA liability (3)	—	—	13,233	13,233
Earn-in consideration payable	$1,830	$—	$—	$1,830
Total	$1,830	$—	$76,677	$78,507
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
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other losses in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2024, there was one transfer from Level 3 to Level 1 of the AWMS earn-out liability. During the year ended December 31, 2023, there was one transfer from Level 3 to Level 1 of the earn-in consideration payable. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of September 30, 2024 and December 31, 2023:

	Level 3 Liabilities as of September 30, 2024
(Dollars in Thousands)	TRA liability	Earn-out liability	AWMS earn-out liability	EEA earn-out liability	Envoi earn-out consideration liability	Envoi earn-out growth consideration liability	Warrant liabilities	Preferred stock tranche liability	Total
Beginning balance	$13,233	$62,380	$1,064	$—	$—	$—	$—	$—	$76,677
Issuances	—	—	—	23,308	7,980	1,020	9,903	4,540	46,751
Settlements	—	—	—	—	—	—	—	—	—
Net gains/(losses)	(3,786)	(48,052)	39	6,276	640	140	(3,973)	(1,140)	(49,856)
Transfers out of Level 3	$—	$—	(1,103)	—	—	—	—	$—	$(1,103)
Ending balance	$9,447	$14,328	$—	$29,584	$8,620	$1,160	$5,930	$3,400	$72,469

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Level 3 Liabilities as of December 31, 2023
(Dollars in Thousands)	TRA Liability	Earn-out Liability	AWMS earn-out liability	Earn-in consideration payable	Total
Beginning balance	$13,000	$91,761	$—	$1,519	$106,280
Issuances	—	—	2,721	—	2,721
Settlements	—	—	—	—	—
Net (gains) losses	233	(29,381)	(1,657)	311	(30,494)
Transfers out of Level 3	$—	$—	—	$(1,830)	$(1,830)
Ending balance	$13,233	$62,380	$1,064	$—	$76,677

	Level 3 Assets as of September 30, 2024
(Dollars in Thousands)	Investments – External Strategic Managers	Contingent Consideration Receivable	Total
Beginning balance	$164,077	$—	$164,077
Realized and Unrealized Gains (Losses)	2,920	473	3,393
Purchases	—	1,935	1,935
Ending balance	$166,997	$2,408	$169,405

	Level 3 Assets as of December 31, 2023
(Dollars in Thousands)	Investments – External Strategic Managers	Total
Beginning balance	$146,130	$146,130
Realized and Unrealized Gains (Losses)	$2,580	$2,580
Purchases	$15,367	$15,367
Ending balance	$164,077	$164,077

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of September 30, 2024

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$166,997	Discounted Cash Flow	Discount rate	20.0% -31%	Lower
			Long-term growth rate	4.0%	Higher
Contingent consideration receivable	$2,408	Monte Carlo	Risk-free rate	3.8%	Higher
			Volatility	25.9%	Lower
			Credit spread	1.0%	Lower
Level 3 Liabilities:
TRA liability	$9,447	Monte Carlo	Volatility	50.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	9.5% - 10.1%	Lower
			Equity risk premium	6.8% - 13.4%	Lower
Business Combination earn-out liability	$14,328	Monte Carlo	Volatility	60.0%	Higher
			Risk-free rate	3.6%	Higher
EEA earn-out liability	$29,584	Discounted Cash Flow	EBITDA Discount Rate	15.5%	Lower
			Risk-free rate	3.6%	Lower
			Credit spread	9.1%	Lower
Envoi earn-out consideration liability	$8,620	Discounted Cash Flow	Growth rate	9.1%	Higher
			Revenue risk-adjusted discount rate	11.5%	Lower
			Risk-free rate	3.5%	Lower
			Credit spread	11.2%	Lower
Envoi earn-out growth consideration liability	$1,160	Monte Carlo	Metric volatility	33.0%	Lower
			Risk-free rate	3.6%	Lower
			Revenue discount rate	11.5%	Lower
			Credit Risk Adjusted Discount Rate	14.7%	Lower
Warrant liabilities	$5,930	Black-Scholes-Merton model	Volatility	45.0%	Higher
			Risk-free rate	3.6%	Higher
Preferred stock tranche liability	$3,400	Binomial lattice model	Volatility	45.0%	Higher
			Risk-free rate	4.1%	Lower
			Credit spread	8.4%	Lower

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2023

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$164,077	Discounted Cash Flow	Discount rate	21.5% -29.0%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$13,233	Monte Carlo	Volatility	40.0%	Lower
			Correlation	20.0%	Higher
			Cost of debt range	4.1% - 5.1%	Lower
			Equity risk premium	7.4% - 13.1%	Lower
Business Combination earn-out liability	$62,380	Monte Carlo	Volatility	40.0%	Higher
			Risk-free rate	3.9%	Higher
AWMS earn-out liability	$1,064	Monte Carlo	Revenue Volatility	14.0%	Higher
			Risk-free rate	1.1%	Higher
			Revenue Discount Rate	3.5%	Lower
			Liability Discount Rate	5.6%	Lower
			Deferred Payment Liability Discount Rate	5.3%	Lower
(8)Equity Method Investments
As of September 30, 2024 and December 31, 2023, the Company had $7.4 million and $14.2 million, of equity method investments recorded within equity method investments on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the three and nine months ended September 30, 2024, the Company recognized $0.0 million and $4.0 million, respectively, and for the three and nine months ended September 30, 2023, the Company recognized $0.0 million and $0.3 million, respectively, of impairment on its equity method investments within gain (loss) on investments in the Condensed Consolidated Statement of Operations. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. The Company assesses indicators of impairment every quarter utilizing a number of factors, including market conditions. For the three months ended September 30, 2024 and September 30, 2023, the Company recognized $0.0 thousand and $1.8 million, respectively, and for the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $68.3 thousand and $3.6 million, respectively, of impairment to these assets.

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
The Cost and Fair Value of Investments as of September 30, 2024 and December 31, 2023 are presented below:

	As of September 30, 2024		As of December 31, 2023
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$104	$92	$93	$75
Exchange-traded funds	118	132	105	108
TIG Arbitrage Associates Master Fund	489	519	482	500
TIG Arbitrage Enhanced Master Fund	196	247	179	231
TIG Arbitrage Enhanced	—	—	682	776
Arkkan Opportunities Feeder Fund	111	133	111	119
Arkkan Capital Management Limited	20,062	28,043	20,062	24,822
Zebedee Asset Management	68,913	75,378	68,913	69,454
Romspen Investment Corporation (1)	72,523	63,577	72,523	69,802
Other	6	6	7	7
Total Investments at fair value	$162,522	$168,127	$163,157	$165,894

Equity method investments:
Real estate equity method investments	$5,718	$5,718	$9,311	$9,311
Wealth management - investment advisory	$104	$104	$2,505	$2,505
Carried interest vehicles	$1,589	$1,589	$2,378	$2,378
Total Equity method investments	7,411	7,411	14,194	14,194

Total	$169,933	$175,538	$177,351	$180,088
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The breakdown of unrealized gains (losses) and realized gains (losses) on Investments at fair value for the relevant periods are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gains (Losses) on Investments at FV:
Realized gains (losses)	$5	$—	$12	$—
Unrealized gains (losses)	5,878	(189)	2,955	1,675
Total gains (losses) on Investments at fair value	$5,883	$(189)	$2,967	$1,675
(10)Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of September 30, 2024
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	22.1	$283,568	$—	$(15,684)	$267,884
Investment management agreements	0.0	6,751	(2,104)	(4,647)	—
Trade names	9.4	12,484	(110)	(2,451)	9,923
Acquired internally developed software	5.0	1,300	—	(380)	920
Other intangible asset	0.0	622	—	(622)	—
Total amortized intangible assets		304,725	(2,214)	(23,784)	278,727
Non-amortized intangible assets (1)
Investment management agreements (3)		245,900	(44,900)	—	201,000
Total intangible assets		$550,625	$(47,114)	$(23,784)	$479,727

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

(2) As of September 30, 2024, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $99.3 million related to the PW and EEA Acquisitions (see Note 3 Business Combinations and Divestitures) and foreign currency translation differences of $1.6 million.

(3) During the three quarters ended September 30, 2024, the Company commenced a strategic review of its Real Estate Businesses and conducted a realignment of its operating segments. Prior to the realignment, the Company conducted an interim goodwill impairment test to determine whether the fair value of its reporting units declined to an amount lower than the carrying value of goodwill. As part of the test, we utilized the discounted cash flow method and determined the fair value of TIG’s Investment Management Agreement (the “IMA”) had declined. As such, the Company recognized intangible asset impairment charges of $44.9 million related to the IMA, which is classified as an indefinite-lived intangible asset and part of the Wealth & Capital Solutions segment. Drivers of the impairment for the IMA primarily include the financial projections and discount rate associated with the instrument. See Note 13 (Goodwill, net) for further details around the related impairment to goodwill as a result of our strategic realignment.

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
(1) During the year ended December 31, 2023, the Company deconsolidated AHRA (See Note 3 Business Combinations and Divestitures) and as a result, recorded an impairment charge of $29.4 million to the carrying value of AHRA’s investment advisory agreement with Home REIT, which is recorded in the line item Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of September 30, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change. The disposal completed on March 6, 2024. As a result, during the year ended December 31, 2023, AlTi recognized an intangible asset impairment charge of $23.5 million in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. For the nine months ended September 30, 2024, a net gain of $0.5 million gain was recorded in connection with the completion of this disposal, which was recognized in the line item Gain (loss) on investments in the Condensed Consolidated Statement of Operations.
(2) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.
(3) Gross carrying amounts related to the Company’s intangible assets include foreign currency translation differences of $7.4 million as of December 31, 2023.
Amortization expense of approximately $4.0 million and $3.2 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and approximately $9.7 million and $10.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, were recognized.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of September 30, 2024
2024	$3,906
2025	15,622
2026	15,622
2027	15,622
2028 and beyond	227,955
Total	$278,727
(11)Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of September 30, 2024	As of December 31, 2023
Fixed assets, net:
Leasehold improvements	$8,184	$4,978
Office equipment and furniture	3,495	3,489
Foreign currency translation difference	(326)	(270)
Accumulated depreciation and amortization	(6,888)	(5,665)
Fixed assets, net	4,465	2,532
Accrued income	15,339	17,124
Prepaid expenses	12,477	8,045
Sundry receivables	6,161	5,664
Other receivables	14,080	12,204
Other assets	5,882	2,613
Other assets, net (1)	$58,404	$48,182

(1) As of September 30, 2024 and December 31, 2023, these amounts include $4.5 million and $6.7 million, respectively, in receivables due from related parties. See Note 16 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of September 30, 2024	As of December 31, 2023
AWMS deferred cash consideration	—	7,135
PW deferred consideration	3,623	—
Payroll	—	5,202
Corporation tax payable	5,040	—
Sundry	4,030	3,422
Other	1,332	6,709
Other Liabilities, net (1)	14,025	22,467
(1) As of September 30, 2024 and December 31, 2023, these amounts include $3.9 million and $8.4 million, respectively, in liabilities due to related parties. Additionally, certain reclassifications have been made during the current period and are no longer comparable to the year ended December 31, 2023. See Note 16 (Related Party Transactions) and Note 2 (Summary of Significant Accounting Policies), respectively, for further details.

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
The components of lease costs are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease expense	$3,814	$2,090	$9,357	$6,151
Variable lease expense	800	829	1,962	2,432
Short-term lease expense	61	194	187	606
Total lease expense	$4,675	$3,113	$11,506	$9,189
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024	September 30, 2023
Operating cash flow information:
Operating cash flow from operating leases	$6,276	$5,279
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	6,442	2,416
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of September 30, 2024	As of December 31, 2023
Weighted-average remaining lease term	11.39	11.94
Weighted-average discount rate	9.87%	6.22%

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments for the Company’s operating leases as of September 30, 2024, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2024	$2,025
2025	9,501
2026	8,768
2027	8,204
2028	7,207
2029 and beyond	60,696
Total lease payments	96,401
Less: Imputed interest	30,786
Present value of lease liabilities	$65,615
(13)Goodwill, net
The following tables provide a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Total
Beginning Balance
Gross goodwill	$321,154	$90,480	$411,634
Net goodwill:	$321,154	$90,480	$411,634

Goodwill acquired during the period	$44,065	$—	$44,065
Impairment charges	(29,367)	(40,357)	(69,724)
Resegmentation of US Asset Management (1)	$40,625	$(40,625)	$—
Currency translation and other adjustments	3,368	(9,498)	(6,130)
	$58,691	$(90,480)	$(31,789)
Ending Balance
Gross goodwill	$379,845	$—	$379,845
Net goodwill	$379,845	$—	$379,845
(1) As of September 30, 2024, the Company changed its segments. Prior year disclosures have not been restated. See Note 17 (Segment Reporting) for more information.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2023
(Dollars in Thousands)	Wealth Management	Strategic Alternatives		Total
Beginning Balance
Gross goodwill	$298,118	$232,429	$—	$530,547
Net goodwill:	$298,118	$232,429		$530,547

Goodwill acquired during the period	$18,972	$—		$18,972
Impairment charges	—	(153,859)		(153,859)
Currency translation and other adjustments	4,064	11,910	—	15,974
	$23,036	$(141,949)		$(118,913)
Ending Balance
Gross goodwill	$321,154	$90,480		$411,634
Net goodwill	$321,154	$90,480		$411,634

As part of the Company’s strategic review of its Real Estate Businesses, the Company realigned its operating segments which resulted in a change to our reporting units as of September 30, 2024. We determined that triggering events had occurred due to changes in the composition of the our reporting units in addition to declining revenues and increased expenses associated with the Real Estate Businesses. As such, an interim goodwill impairment test of the reporting units was performed prior to their realignment. During the nine months ended September 30, 2024, the Company recognized an impairment charge of $44.9 million related to TIG’s Investment management agreements (“IMA”), which is classified as an indefinite-lived intangible asset. See Note 10 (Intangible Assets, Net) for further details. Additionally, during the nine months ended September 30, 2024, the Company recognized a $29.4 million and $40.4 million impairment to goodwill for its Wealth & Capital Solutions and International Real Estate segments, respectively. The primary drivers of impairment are the financial projections and discount rate for the IMA and financial projections, discount rate, and market multiples for goodwill. As of September 30, 2024, all goodwill allocated to the International Real Estate segment is written off. See Note 17 (Segment Reporting) for further information about changes to the Company’s segments.

During the year ended December 31, 2023, the Company evaluated as of September 30, 2023 whether circumstances existed, indicating that the fair value of its reporting units may have declined to an amount lower than the carrying value of goodwill recorded on its Consolidated Statement of Position as of that date. The Company considered a variety of factors, including the impact of prevailing market conditions, persistently high interest rates and uncertainties caused by inflation and certain world events as well as the recent actions taken by the Company to restructure and reposition certain of the businesses within its reporting units. Based on the evaluation of these factors, the Company concluded that triggering events had occurred during the period that required the Company to assess whether the goodwill allocated to its legacy Strategic Alternatives reporting unit was impaired. Accordingly, the Company performed a goodwill impairment test, which compared the estimated fair value of the legacy Strategic Alternatives reporting unit to its carrying value. The Company utilized the discounted cash flow method under the income approach and the Guideline Public Company Method (“GPCM”) under the market approach, in equal weightings, in determining a fair value for the reporting unit. The results of the impairment test performed at September 30, 2023 indicated that the carrying value of the legacy Strategic Alternatives reporting unit exceeded its estimated fair value by $153.6 million. Consequently, the Company recognized a goodwill impairment charge for this amount.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(14)Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)	Debt Outstanding	Net Carrying Value(1)	Fair Value (2)
Credit Agreement
Term Loans	$40,192	$37,414	$40,192	95,000	92,603	95,000
Revolving Credit Facility	91,008	91,008	91,008	93,750	93,750	93,750
Total Debt	$131,200	$128,422	$131,200	$188,750	$186,353	$188,750
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loans and Revolving Credit Facility approximates carrying value as of September 30, 2024 and December 31, 2023. The fair value is categorized as Level 3 under ASC 820.
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

The Term Loans and Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan is subject to quarterly amortization payments and will mature on December 31, 2024. The Revolving Credit Facility will terminate on December 31, 2024. As of September 30, 2024, unfunded commitments on the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revolving Credit Facility amounted to $49.0 million, and the weighted-average interest rate on the outstanding borrowings of this facility was 9.4%. As of December 31, 2023, unfunded commitments on the Revolving Credit Facility amounted to $16.3 million, and the weighted-average interest rate on the outstanding borrowings of this facility was 9.0%. As security for the Term Loans and Revolving Credit Facility, the borrower and the guarantors thereunder have pledged substantially all of their assets, subject to agreed-upon exclusions. The guarantor group consists of the Company’s U.S. and non-U.S. subsidiaries, subject to an agreed-upon materiality threshold. As of September 30, 2024 and December 31, 2023, total outstanding debt, net of unamortized deferred financing costs amounted to $128.4 million and $186.4 million, respectively.

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
Third Amendment to Credit Agreement

On February 22, 2024, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment amends and restates the Credit Agreement in its entirety to, among other things:

•provide for and permit that the investments in the Company being made by Allianz and Constellation are not required to reduce amounts outstanding under the facility;
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Fifth Amendment to Credit Agreement

On November 6, 2024, the Company entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment amends the Credit Agreement to extend the waiver on the Interest Coverage Ratio until the computation period ending December 31, 2024. In addition, the termination date for the term loan and the revolving credit facility was amended to be December 31, 2024.

As required by accounting standards, the Company has performed an assessment based on its current operations and capital structure of its ability to generate sufficient cash flows to meet its financial obligations for one year subsequent to the financial statement issuance date, based on conditions known and reasonably knowable as of the financial statement issuance date. Management has performed this required assessment as of November 12, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months.

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
Contractual maturities of the Term Loans as of September 30, 2024, are set out in the table below:

(Dollars in Thousands)	Aggregate Maturities
Rest of 2024	$1,250
2025	$7,500
2026	$10,000
2027	$10,000
2028	$11,442
Total	$40,192
Debt is prepayable without penalty prior to maturity. Borrowings under the Revolving Credit Facility are due and payable on the termination date or an earlier date at the Company’s discretion.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Constellation and Allianz Transactions

In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40 and concluded that a provision in the warrant agreement related to a change of control adjustment which would preclude equity classification as the Constellation and Allianz Warrants would no longer be a fixed-for-fixed option.

The Constellation and Allianz Warrants meet the definition of a derivative and are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. As of September 30, 2024, the Constellation and Allianz Warrants of $1.6 million and $4.3 million, respectively, are recorded in the line item Warrant liabilities at fair value on the Company’s Condensed Consolidated Statement of Financial Position. For the three and nine months ended September 30, 2024, the changes in fair value of the Constellation Warrants are $1.3 million and $1.4 million, respectively, and the change in fair value of the Allianz Warrants is $2.6 million for the three months ended September 30, 2024. Changes in fair value for the Constellation and Allianz Warrants are recorded in the line item Gain (loss) on warrant liabilities in the Condensed Consolidated Statement of Operations.

Additionally, the Company evaluated the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. See Note 1 (Description of the Business) for details. As of September 30, 2024, the Allianz Tranche Right of $3.4 million is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statement of Financial Position. As of September 30, 2024, the change in fair value of the Allianz Tranche Right is $1.1 million and is recorded in the line item Gain (loss) on preferred stock liability in the Condensed Consolidated Statement of Operations.
(15)Retirement Plans

The Company sponsors a defined–contribution 401(k) plan for the benefit of its employees. The plan allows employees to contribute a percentage of their salary subject to certain limitations set forth by the Internal Revenue Service, on a pretax basis. At its discretion, the Company can make profit sharing plan contributions to the participants’ accounts. The Company’s contributions are summarized in the following table:

(Dollars in Thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Plan Contributions	$855	$752	$2,587	$2,424
As of September 30, 2024, $1.6 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(16)Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of September 30, 2024	As of December 31, 2023
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$488	$712
Due from Equity Method Investees	Other assets	$3,982	$5,948
Due from Alvarium related fee arrangements	Fees receivable, net	$289	$247
Due from TIG related fee arrangements	Fees receivable, net	$807	$15,822

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other Liabilities	$—	$—
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(29,670)	$(17,607)
Delayed share purchase agreement	Delayed share purchase agreement	$—	$(1,818)
Delayed share purchase agreement	Accrued compensation and profit sharing	$—	$(282)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liabilities, at fair value	$(14,328)	$(62,380)
AWMS earn-out liability	Earn-out liabilities, at fair value	$(1,103)	$(1,064)
AWMS deferred cash contribution	Other liabilities	$—	$(7,135)
Due to Equity Method Investees	Other liabilities	$(246)	$(1,277)
EEA earn-out liability	Earn-out liabilities, at fair value	$(29,584)	$—
PW deferred consideration	Other liabilities	$(3,623)	$—
Envoi earn-out consideration liability	Earn-out liabilities, at fair value	$(8,620)	$—
Envoi earn-out growth consideration liability	Earn-out liabilities, at fair value	$(1,160)	$—
Allianz warrant liabilities	Warrant liabilities, at fair value	$(4,320)	$—
Preferred stock tranche liability	Preferred stock tranche liability	$(3,400)	$—

Mezzanine Equity
Series A Preferred Stock	Series A Redeemable Cumulative Convertible Preferred Stock	$141,330	$—

Shareholders’ Equity
Delayed share purchase agreement	Additional paid-in capital	$40	$(1,178)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For the three months ended September 30, 2024 and September 30, 2023, the Company recognized $57 thousand and $65 thousand, respectively, and for the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $173 thousand and $196 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial Condition. As of September 30, 2024 and December 31, 2023, the balance of loans to members were $0.5 million and $0.7 million, respectively.

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

For the three and nine months ended September 30, 2024, the Company recognized $0.0 thousand and $40.0 thousand, respectively, of stock and cash compensation associated with the delayed share purchase agreement within Compensation and employee benefits expense on the Condensed Consolidated Statement of Operations.

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

The Company recognized Management/advisory fees, Compensation and employee benefits, Other income/fees and Interest and dividend income (expense) from its equity method investees on the Condensed Consolidated Statement of Operations, as summarized in the following table:

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management/advisory fees	$(46)	$(500)	$263	$500
Compensation and employee benefits	$—	$1,900	$—	$2,700
Other income/fees	$5	$300	$(1,354)	$(400)
Interest and dividend income (expense)	$8	$(12)	$24	$(33)

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

Pursuant to the terms of the TRA, the Company generally will pay an amount equal to 85% of the net tax benefit that it receives from such exchanges to the TWMH Members, the TIG GP Members, and the TIG MGMT Members. The costs and expenses of administering the TRA will be borne 15% by the Company and 85% by the TWMH Members, the TIG GP Members and the TIG MGMT Members, or in certain instances, all or a portion of such 85% amount may be borne by Umbrella.

The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability as of September 30, 2024 and December 31, 2023 was $29.7 million and $17.6 million, respectively. As of September 30, 2024 and December 31, 2023, the Company carried $9.4 million and $13.2 million, respectively, of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA Exchange of $20.2 million and $4.4 million as of September 30, 2024 and December 31, 2023, respectively, is recorded at its carrying value. For the three months ended September 30, 2024 and September 30, 2023, the Company recognized a loss of $(2.5) million and $0.8 million, respectively, and for the nine months ended September 30, 2024 and September 30, 2023, the Company recognized a gain of $3.8 million and a loss of $(1.3) million, respectively, which is recorded in Gain (loss) on TRA in the Condensed Consolidated Statement of Operations.

On August 31, 2023, holders of Class B Common Stock exchanged a portion of such Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On March 11, 2024, holders of Class B Common Stock exchanged a portion of such Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On May 14, 2024, holders of Class B Common Stock exchanged 286,242 Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction. On August 19, 2024, holders of Class B Common Stock exchanged 1,840,077 Class B Units with the Company, in exchange for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.02 multiplied by the total number of shares of Class B Common Stock exchanged at the time of the transaction.

For the nine months ended September 30, 2024, the Company made tax distributions to Class B Units holders of $2.8 million.

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

event of a change in control. The earn-out shares are precluded from being considered indexed to the Company's own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of September 30, 2024 and December 31, 2023, the fair value of the Business Combination Earn-out Liability was $14.3 million and $62.4 million, respectively, and is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value of $(9.7) million and $(9.3) million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $(48.1) million and $(46.2) million for the nine months ended September 30, 2024 and September 30, 2023, respectively, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of September 30, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $3.0 thousand and $39.0 thousand for the three and nine months ended September 30, 2024, respectively, which is recorded in Gain (loss) on earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date (or EEA earn-out liability). As of September 30, 2024, the EEA earn-out liability of $29.6 million is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $5.6 million and $6.3 million for the three and nine months ended September 30, 2024, respectively, which is recorded in Gain (loss) on earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

date. As of September 30, 2024, the deferred consideration of $3.6 million is recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position.

Envoi Earn-out Liabilities

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of September 30, 2024, the Envoi earn-out consideration liability of $8.6 million and the Envoi earn-out growth consideration liability of $1.2 million are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, which changes in the fair value of the Envoi earn-out liability recognized in Gain (loss) on earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Consolidated Statement of Financial Condition as Fees Receivable, net. As of September 30, 2024 and December 31, 2023, fees due from Alvarium related fee arrangements were $0.3 million and $0.2 million, respectively. Additionally, as of September 30, 2024 and December 31, 2023, management and incentive fees receivable due from TIG related fee agreements were $0.8 million and $15.8 million, respectively.

Allianz Transaction

On July 31, 2024, the Company closed on the Allianz Transaction which resulted in the issuance of 140,000 shares of Series A Preferred Stock, 19,318,580.96 shares of Class A Common Stock, the Allianz Warrants to purchase 5,000,000 shares of Class A Common Stock, and the Allianz Tranche Right which permits Allianz, at its option, to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50 million.

Additionally, the Board established a Transaction Committee for purposes of reviewing and assessing all proposals, plans, or recommendations by the Company’s management with respect to potential or proposed merger, acquisition or investment (including minority investments and investments into any funds); (ii) material asset purchase (including the hiring of groups of key employees of target businesses in lieu of acquiring legal entities or property); (iii) divestiture or disposition of a material asset or a material portion of any business; and (iv) financing of any of the foregoing.

Pursuant to the Allianz Investor Rights Agreement, Allianz has the right to nominate two directors (the “Investor Designees”) until such time as Allianz ceases to own at least 50% of the initial shares of Class A Common Stock. For so long as Allianz is permitted to designate the Investor Designees, one Investor Designee will serve as a member of the Transaction Committee and each Investor Designee will serve as a member of at least one other Board committee.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on Allianz’s rights under the Investor Rights Agreement, including to hold Board seats, the Company has concluded that Allianz represents a related party. As of September 30, 2024, the Allianz Warrants of $4.3 million are recorded in the line item Warrant liabilities, at fair value on the Company’s Condensed Consolidated Statement of Financial Position. The change in fair value of the Allianz Warrants are $2.6 million for the three months ended September 30, 2024 and is recorded in the line item Gain (loss) on warrant liabilities in the Condensed Consolidated Statement of Operations.

The Allianz Tranche Right of $3.4 million is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statement of Financial Position. As of September 30, 2024, the change in fair value of the Allianz Tranche Right is $1.1 million and is recorded in the line item Gain (loss) on preferred stock tranche liability in the Condensed Consolidated Statement of Operations.

The Series A Preferred Stock of 141,330 is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position and is presented net of issuance costs and inclusive of accrued dividends. Refer to Note 1 (Description of the Business), Note 7 (Fair Value Disclosures), and Note 14 (Debt, net of unamortized deferred financing cost) for additional details around instruments related to the Allianz Transaction.
(17) Segment Reporting
Effective as September 30, 2024, certain changes were made to the composition of our business segment information related to the strategic review of our Real Estate Businesses. We determined this change was necessary to align external reporting with how management views the current state of the business in addition to how our chief operating decision maker assesses the Company’s performance and allocation of resources.

The Company maintains two business segments: Wealth and Capital Solutions includes the results Wealth Management business, the internally managed Event Driven strategy, and our stakes in three externally managed Alternative investment strategies. International Real Estate, includes the businesses previously reported as Real Estate Co-investment and Real Estate Fund Management, as well as all current and former Alvarium International Asset Management businesses. A corporate reconciling column (“Corporate”) has been included to provide a reconciliation between our total reportable segment activities and consolidated amounts. Corporate does not qualify to be reported as an operating segment.
Prior period amounts have been recast to conform to the Company’s current period segment presentation. The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision-making process.
•Revenues and expenses directly associated with each business segment are included in determining net income/(loss) by segment.
•Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are allocated to the business segments’ statement of operations.
See Note 1 (Description of the Business) and the tables below for more detail on unallocated items.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial information for the Company’s segments for the periods indicated.

	For the Three Months Ended
(Dollars in Thousands)	September 30, 2024				September 30, 2023
Net Income by Segment	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Revenue:
Management/advisory fees	$48,101	$1,532	$—	$49,633	$40,460	$3,544	$—	$44,004
Incentive fees	88	—	—	88	884	1	—	885
Distributions from investments	3,562	—	—	3,562	2,596	—	—	2,596
Other income/fees	27	3	30	60	92	609	—	701
Total income	$51,778	$1,535	$30	$53,343	$44,032	$4,154	$—	$48,186
Operating Expenses:
Compensation and employee benefits	34,525	2,327	3,618	40,470	32,333	4,855	2,821	40,009
Systems, technology, and telephone	4,205	199	375	4,779	3,110	288	414	3,812
Sales, distribution, and marketing	620	66	71	757	491	49	118	658
Occupancy costs	3,438	232	222	3,892	2,676	454	93	3,223
Professional fees	3,787	4,270	2,945	11,002	6,391	3,527	3,422	13,340
Travel and entertainment	795	156	227	1,178	766	84	232	1,082
Depreciation and amortization	4,173	33	415	4,621	2,497	1,166	13	3,676
General, administrative, and other	2,234	748	(325)	2,657	2,546	995	3,914	7,455
Total operating expenses	$53,777	$8,031	$7,548	$69,356	$50,810	$11,418	$11,027	$73,255
Operating income (loss)	(1,999)	(6,496)	(7,518)	(16,013)	(6,778)	(7,264)	(11,027)	(25,069)
Other income (expenses):
Impairment loss on goodwill and intangible assets	(74,267)	(41,815)	—	(116,082)	—	(153,859)	—	(153,859)
Gain (loss) on investments	5,607	368	(13)	5,962	1,574	(3,517)	(16)	(1,959)
Gain (loss) on Preferred stock tranche liability	—	—	1,140	1,140	—	—	—	—
Gain (loss) on warrant liabilities	—	—	3,904	3,904	—	—	—	—
Gain (loss) on earn-out liabilities	(5,304)	—	9,717	4,413	—	—	9,335	9,335
Gain (loss) on TRA	—	—	(2,536)	(2,536)	—	—	761	761
Interest expense	(562)	(79)	(4,553)	(5,194)	(557)	50	(3,161)	(3,668)
Interest income	610	120	1,955	2,685	—	—	—	—
Other income	840	—	(7)	833	(88)	(3)	—	(91)
Income (loss) before taxes	(75,075)	(47,902)	2,089	(120,888)	(5,849)	(164,593)	(4,108)	(174,550)
Income tax (expenses) benefit	(437)	1	9,919	9,483	(885)	(395)	3,062	1,782
Net income (loss)	$(75,512)	$(47,901)	$12,008	$(111,405)	$(6,734)	$(164,988)	$(1,046)	$(172,768)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2024				September 30, 2023
Net Income by Segment	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Revenue:
Management/advisory fees	$136,436	$6,450	$—	$142,886	$119,821	$17,497	$—	$137,318
Incentive fees	304	—	—	304	1,236	695	—	1,931
Distributions from investments	9,972	—	—	9,972	14,829	—	—	14,829
Other income/fees	72	239	135	446	323	3,117	—	3,440
Total income	$146,784	$6,689	$135	$153,608	$136,209	$21,309	$—	$157,518
Operating Expenses:
Compensation and employee benefits	94,913	13,814	10,193	118,920	95,990	33,709	7,434	137,133
Systems, technology, and telephone	11,961	704	1,237	13,902	9,889	926	936	11,751
Sales, distribution, and marketing	2,175	274	275	2,724	1,169	290	293	1,752
Occupancy costs	10,019	761	614	11,394	7,988	1,556	211	9,755
Professional fees	11,611	8,919	9,444	29,974	25,366	13,949	11,772	51,087
Travel and entertainment	2,756	399	760	3,915	2,930	607	797	4,334
Depreciation and amortization	10,234	124	643	11,001	6,978	4,846	24	11,848
General, administrative, and other	4,958	1,928	528	7,414	5,868	3,975	1,583	11,426
Total operating expenses	$148,627	$26,923	$23,694	$199,244	$156,178	$59,858	$23,050	$239,086
Operating income (loss)	(1,843)	(20,234)	(23,559)	(45,636)	(19,969)	(38,549)	(23,050)	(81,568)
Other income (expenses):
Impairment loss on goodwill and intangible assets	(74,267)	(42,510)	—	(116,777)	—	(183,252)	—	(183,252)
Gain (loss) on investments	14,783	(1,959)	834	13,658	3,061	(6,708)	(16)	(3,663)
Gain (loss) on Preferred stock tranche liability	—	—	1,140	1,140	—	—	—	—
Gain (loss) on warrant liabilities	—	—	3,973	3,973	—	—	(12,866)	(12,866)
Gain (loss) on earn-out liabilities	(6,128)	—	48,050	41,922	—	—	46,212	46,212
Gain (loss) on TRA	—	—	3,786	3,786	—	—	(1,331)	(1,331)
Interest expense	(565)	(6)	(14,314)	(14,885)	(2,978)	184	(7,506)	(10,300)
Interest income	975	120	2,413	3,508	—	—	—	—
Other income	762	(2)	56	816	(77)	(661)	—	(738)
Income (loss) before taxes	(66,283)	(64,591)	22,379	(108,495)	(19,963)	(228,986)	1,443	(247,506)
Income tax (expenses) benefit	(884)	(70)	10,830	9,876	(885)	(395)	13,858	12,578
Net income (loss)	$(67,167)	$(64,661)	$33,209	$(98,619)	$(20,848)	$(229,381)	$15,301	$(234,928)

(Dollars in Thousands)
Assets by segment	As of September 30, 2024	As of December 31, 2023
Wealth & Capital Solutions	1,166,442	1,134,264
International Real Estate	$26,292	$125,229
Corporate	213,358	6,804
Total Assets	$1,406,092	$1,266,297

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(18)Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Three Months Ended
	September 30, 2024		September 30, 2023
	Basic	Diluted	Basic	Diluted
Class A Shares	Included	Included	Included	Included
Class B Shares (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Shares (2)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Series C Preferred Shares (3)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Allianz Tranche Right (4)	Excluded	If-converted method	—	—
Warrants (5)	Excluded	Treasury stock method	None outstanding	None outstanding
Earn-Out Shares (6)	Excluded	Treasury stock method	Excluded	Excluded
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (7)	Excluded	Treasury stock method	—	—
Holbein Earn-In Shares (8)	Excluded	Treasury stock method	Excluded	Treasury stock method

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Basic	Diluted	Basic	Diluted
Class A Shares	Included	Included	Included	Included
Class B Shares (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Shares (2)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Series C Preferred Shares (3)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Allianz Tranche Right (4)	Excluded	If-converted method	—	—
Warrants (5)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(6)	Excluded	Treasury stock method	Excluded	Excluded
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (7)	Excluded	Treasury stock method	—	—
Holbein Earn-In Shares (8)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for these instruments includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into Class A Shares as of the beginning of the period.
(2) On July 31, 2024, the Company issued Series A Preferred Shares and Warrants for Class A Shares. The Series A Preferred Shares are entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method.
(3) During the first quarter ended March 31, 2024, the Company issued Series C Preferred Shares and Warrants for Class A Shares. The Series C Preferred Shares are entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method.
(4) The Allianz Tranche Right was issued as part of the Allianz Transaction, which grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Shares at an aggregate purchase price of up to $50 million. Any additional Series A Preferred Shares issued to Allianz will abide under the same conditions and terms as under the Investment as described in Note 1 (Description of the Business). The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in our diluted earnings per share if the right has been exercised within the reporting period. As of September 30, 2024, no shares under the Allianz Tranche Right had been issued.
(5) As mentioned in footnote 2 above, during the first quarter ended March 31, 2024, the Company issued Series C Preferred Shares and Warrants for Class A Shares. The Warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the Warrants are classified as liabilities and remeasured at fair value each period, application of the treasury stock method for calculation of diluted earnings per share includes reversing the income statement effect of the fair value remeasurement for the period.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Earn-Out Shares are the portion of estimated contingent consideration related to our acquisitions that could be paid out in Class A Common Stock. Earn-Out Shares are excluded from the calculation of basic earnings per share if it’s determined that the contingency period has not been completed as of the current reporting period. The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. See Note 3 (Business Combinations and Divestitures) for additional information related to our Earn-Outs.
(7) During the second quarter ended June 30, 2024, the Company granted PRSUs to selected members of AlTi’s executive team. Vesting of the PRSUs is based on meeting certain market conditions and the requisite service period. Unvested PRSUs would be excluded from Basic EPS calculation, but once vested, they would be included in the Basic EPS calculation. The PRSUs would be included in the computation of diluted EPS using the treasury stock method. Assumed proceeds under the treasury stock method consist of unamortized compensation cost. If dilutive, the unvested restricted stock would be considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes. If anti-dilutive, it should be excluded from the diluted EPS computation. See discussion of PRSUs in Note 5 (Equity-Based Compensation).
(8) During the third quarter ended September 30, 2023, the Company modified the Holbein Earn-In shares arrangement such that the settlement of the Earn-In shares would be in shares at each service period. As of September 30, 2024, the service periods related to the Holbein Earn-In shares had not been completed, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three and nine months ended September 30, 2024 and September 30, 2023. However, in calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the three and nine months ended September 30, 2024 and September 30, 2023. For the three and nine months ended September 30, 2024 and September 30, 2023, the Holbein Earn-In shares were excluded from the Company’s diluted earnings per share calculation as the Earn-In shares were classified as contingently issuable common shares. The key terms of the Holbein Earn-Ins are discussed in Note 5 (Equity-Based Compensation).
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

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands, except share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to controlling interest - basic and diluted	$(76,053)	$(89,671)	$(63,340)	$(115,671)
Net income (loss) available to the Company - diluted	$(76,053)	$(89,671)	$(63,340)	$(115,671)
Weighted-average shares of Class A Common Stock outstanding - basic	86,399,551	63,568,646	74,993,835	60,174,678
Weighted-average shares of Class A Common Stock outstanding - diluted	86,399,551	63,568,646	74,993,835	60,174,678
Income (loss) per Class A Common Stock - basic	$(0.88)	$(1.41)	$(0.84)	$(1.92)
Income (loss) per Class A Common Stock - diluted	$(0.88)	$(1.41)	$(0.84)	$(1.92)
The following potentially dilutive instruments were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Class B Common Stock and Class B Units	—	54,421,975	—	36,484,979
Warrants	7,000,000	—	7,000,000	6,657,084
Earn-Outs	12,847,052	10,396,318	12,909,938	10,396,318
Stock Awards	3,098,308	4,594,486	2,887,249	3,067,192

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(19)Commitments and Contingencies
Tax Receivable Agreement
Pursuant to the TRA, the Company will pay certain parties to the Business Combination 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increase in tax basis of the assets of Umbrella related to the Business Combination.
Amounts payable under the TRA are contingent upon (i) the generation of taxable income over the life of the TRA, (ii) the tax rates in effect as of time periods in which tax benefits are used, and (iii) certain terms governing the rate of interest to be applied to payments under the TRA.
As of September 30, 2024 and December 31, 2023, the liability associated with the TRA was approximately $29.7 million and $17.6 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of September 30, 2024 and December 31, 2023, the Company carried $9.4 million and $13.2 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella (along with their paired Class B shares) for shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Units exchanged 4,954,518 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On May 14, 2024, holders of Class B Units exchanged 286,242 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On August 19, 2024, holders of Class B Units exchanged 1,840,077 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.02 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction.
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
As of September 30, 2024, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $29.7 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.

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

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combinations and Divestitures)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of September 30, 2024 and December 31, 2023, the fair value of the earn-out shares was $14.3 million and $62.4 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transfer included cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of September 30, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the fifth anniversary of the closing date. As of September 30, 2024, the EEA earn-out liability of $29.6 million is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the EEA earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

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

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of September 30, 2024,the Envoi earn-out consideration liability of $8.6 million and the Envoi earn-out growth consideration liability of $1.2 million are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, which changes in the fair value of the Envoi earn-out liability recognized in Gain (loss) on earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of September 30, 2024 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

Home REIT is a real estate investment trust company listed on the London Stock Exchange. AFM UK was its alternative investment fund manager (“AIFM”) until August 21, 2023 and AHRA was its investment adviser until June 30, 2023. Services are no longer provided by any AlTi companies or any legacy Alvarium companies to Home REIT. AFM UK is a wholly owned subsidiary of the Company. AHRA was owned by ARE (another wholly owned subsidiary of the Company) up until December 30, 2022, when it was sold. AlTi was formed on January 3, 2023, through the Business Combination that included certain legacy Alvarium companies, including AFM UK. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. For UK regulatory purposes, up until June 30, 2023, AHRA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE (which is authorized and regulated by the UK FCA).
Since November 2022, Home REIT and AHRA have been the subject of a series of allegations in the UK media regarding Home REIT’s operations, triggered by a report issued by a short seller. Home REIT’s stock price fell materially as a result and its shares are currently suspended from trading.
On October 6, 2023, pre-action steps were commenced by a law firm acting on behalf of a group of current and former shareholders in Home REIT (in the UK, pre-action correspondence is required under the Practice Direction on Pre-Action Protocols and Conduct contained in the United Kingdom’s Ministry of Justice Civil Procedure Rules prior to a claimant commencing litigation). In the pre-action correspondence, the claimant group alleges that there were misstatements in Home REIT’s offering documents and certain other public filings between 2020 and 2022 and asserts potential claims against AFM UK and ARE (as well as against Home REIT itself and its directors, among others) in connection with such matters and the historic management and advisory services provided to Home REIT by certain legacy Alvarium companies. It is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and/or ARE’s potential exposure, though they may potentially be material. Our intent is that any litigation or other action commenced by current and/or former shareholders of Home REIT against AFM UK and/or ARE will be defended vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact, and significant legal expenses may be incurred in defending such litigation.

On April 12, 2024, pre-action steps were commenced by Home REIT and its directors against AFM UK and ARE. This relates to the historic management of Home REIT by certain legacy Alvarium companies. In the pre-action correspondence, Home REIT and its directors assert potential claims against AFM UK and ARE and state their intention to bring claims against those entities: (i) for a 100% contribution to any losses incurred by Home REIT or its directors if current or former shareholders in Home REIT issue claims against them as outlined in the preceding paragraph; and (ii) on a standalone basis, for losses they assert have been incurred by Home REIT as a result of alleged breaches of contractual, tortious and fiduciary duties, unlawful means conspiracy and deceit by AFM UK and/or AHRA, and, in the case of ARE, they assert that ARE is liable to Home REIT for any acts or omissions of AHRA under the UK’s appointed representative regime. It is not possible at this point in time for us to reliably assess what the quantum of such claims might be, or AFM UK’s and ARE’s potential exposure, though they may potentially be material. Our intent is that any litigation or other action commenced by Home REIT and/or its directors against AFM UK and/or ARE will be defended vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact, and significant legal expenses may be incurred in defending such litigation.
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

In February 2024, the UK FCA commenced investigations into the historic performance of certain group entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations relate to the historic management of Home REIT and/or HLIF by certain legacy Alvarium companies. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entities breached other FCA rules and/or principles. ARE and AFM have voluntarily requested the imposition of requirements by the UK FCA which primarily involves the companies agreeing to maintain their current assets

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and not undertaking any new business without UK FCA consent. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred, and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material. We intend to cooperate fully with the UK FCA as it conducts the investigations. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.

(20)Equity
Class A Common Stock

As of September 30, 2024 and December 31, 2023, there were 93,686,980 and 65,110,875, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both September 30, 2024 and December 31, 2023. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of September 30, 2024 and December 31, 2023, there were 46,138,876 and 53,219,713, respectively, shares of Class B Common Stock outstanding.

Series A Preferred Stock

As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position as they are not mandatorily redeemable as of September 30, 2024.

Series C Preferred Stock

In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position as they are not mandatorily redeemable as of September 30, 2024.
(21)Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to September 30, 2024 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fifth Amendment to Credit Agreement

On November 6, 2024, the Company entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment amends the Credit Agreement to extend the waiver on the Interest Coverage Ratio to until the computation period ending December 31, 2024. In addition, the termination date for the term loan and the revolving credit facility was amended to be December 31, 2024.

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
Our Business
We are a global wealth management firm, with a diverse array of investment, advisory, and administrative capabilities with which we serve our clients and investors, and provide value to our shareholders. As of the third quarter ended September 30, 2024, management completed a strategic review of certain businesses within the historically defined Strategic Alternatives segment. This review considered, among other things, changes to our legal entity structure as well as changes of the components included within the operating segments outlined below. As part of the changes of our segment composition, our business is currently organized into two business segments - Wealth & Capital Solutions and International Real Estate:
•we manage or advise approximately $77.3 billion in combined assets as of September 30, 2024;
•in our Wealth & Capital Solutions segment, we provide holistic solutions for our wealth management and alternative investments clients through our full spectrum of wealth and asset management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services;
•in our International Real Estate segment, we assist our investors with real estate co-investments by providing access to highly differentiated opportunities in these areas as well as structuring and selecting partners with a proven track record in alternative asset classes, with attractive risk adjusted return characteristics.

Our business is global, with approximately 440 professionals operating in 21 cities in 9 countries across three continents as of September 30, 2024.

The services that we provide form a complementary ecosystem for our target markets of clients, investors, and businesses, many of whom share common interests and goals that we can connect and serve. The complementary nature of our services and a differentiated suite of capabilities position us well for organic growth across our business lines. Our strategy includes a focus on inorganic growth through acquisitions and investments in talented managers in exchange for a share of future revenues or profits. We also believe we are well positioned to capitalize on global market trends and dynamics that we see facing our world as well as the industry, clients, investors, and businesses we serve.
Fee Structure

Consistent with offering a diverse range of services, we generate a diverse range of revenue streams across our business lines. A high-level summary of these revenue streams is set forth below.
Broadly, our revenues fall into four categories: (i) recurring management, advisory, or administration fees; (ii) performance or incentive fees; (iii) distribution from investments and (iv) other income or fees:

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
•Distributions from investments are generated from the equity interests we have in the three external managers pursuant to which we are entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. We receive distributions from our External Strategic Managers through our profit or revenue sharing arrangements that are generated through their management and incentive fees based on the performance of the underlying investments. The management component of the distributions is recurring in nature, while the incentive portion is more susceptible to impact from exogenous factors.
•Other income or fees included transaction fees from businesses we have exited or are in the process of exiting such as strategic advisory, corporate advisory, brokerage, and placement agency services. Transaction fees are generally non-recurring in nature, are typically commission based, and are payable on the successful completion of a transaction. Transactions are also susceptible to impact from exogenous factors.
Wealth & Capital Solutions Income
Management Fees
Investment management or advisory fees are the primary source of revenue in our Wealth & Capital Solutions segment. These fees are generally calculated on the basis of a percentage of the value of each client’s assets (AUM or AUA) and are charged using either an average daily balance or ending balance, quarterly in arrears. Fees from internal fund management and advisory services related to our alternatives platform are approximately 0.75% to 1.5% of the net asset value of the funds’ underlying investments.
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
International Real Estate Income
Fund Management Fees
We earn management fees in our International Real Estate segment through private real estate fund management and private real estate recurring fees. We generate income for managing and advising a private real estate investment fund. Our fees from managing and advising this vehicle are contained in management and advisory contracts relating to the relevant fund and are typically calculated on a sliding scale of percentages of the asset value, market capitalization or the investor capital of the relevant fund as applicable.

Real Estate Co-investment
As sponsors of private market direct and co-investment transactions, we generate income from debt and equity structures relating to specified real estate investments or investments in other alternative asset classes. Private market fees include arrangement, retainer, management, advisory, performance, acquisition, promotion and other associated fees as well as interest arbitrage for debt structures. Arrangement fees are typically 50 to 100 basis points of equity value contributed into a transaction. Acquisition fees are typically payable where there are no agency fees or where there is an off-market transaction sourced by the team. Such acquisition fees are usually in the range of 50 to 100 basis points of the purchase price of the relevant acquisition. The equity structures are typically medium to long-term (three to ten years) closed-ended structures with fees normally ranging between 50 and 175 basis points of the equity value committed or drawn. The debt structure terms are generally between 12 and 36 months. The investment adviser, general partner or other entity entitled to fees in respect of each of our co-investments receives such fees either monthly, quarterly, or annually.
We may be entitled to a portion of the performance-related entitlements (such as carried interest or promotion) that may be payable on exit from Co-investment transactions. Such revenues are only received if the investor hurdle (i.e. a minimum return to the investor) is reached and may include a catch-up. Carried interest entitlements are based on a percentage of the investor return above such hurdle and are set on a deal and fund basis. Typically, carried interest entitlements represent 10% to 20% of the investors’ equity internal rate of return in excess of an 8% to 15% hurdle, with no carried interest entitlement being payable if the hurdle is not met. In relation to our co-investments, a group company will typically have entered into an advisory or management agreement, or other arrangement, that entitles us to receive a share of base management fees (whether directly or through a joint venture entity) from the inception of the relevant investment or joint venture, through to exit and the liquidation of the relevant transaction vehicle, or as otherwise set out in an approved business plan. Where we have established feeder vehicles for clients, there may also be administration and advisory fees associated with those vehicles (these are earned by our trusts and administration business).
Market Trends and Business Environment

Our business is directly and indirectly affected by conditions in the financial markets and economic conditions, particularly in the U.S. and to a lesser extent in Europe and Asia. Our business is also sensitive to current and expected interest rates, as well as the currency markets.

After significant market gains in the first half of 2024, the third quarter continued the pattern of strong equity market performance. Government fixed income markets over the third quarter to the end of September, also rallied strongly as generally yields fell and bond prices rose. It is also noteworthy that credit conditions in the U.S. continued to improve with credit spreads — the extra yield over Treasuries that corporate bonds must pay to compensate for extra risk — continued to narrow.

Our fee-based revenue streams are driven by the value of our clients’ portfolio holdings, in the case of our Wealth & Capital Solutions segment or the performance of our varied funds and direct investments in our International Real Estate segment. The overall level of revenues in these businesses, however, does not correlate completely with changes in global equity and fixed income markets.

In our Wealth & Capital Solutions segment, while our client portfolios are well diversified across a range of asset classes and thus are not solely impacted by changes in equities or government bonds, they benefited in the year from the strong performance of these exposures. Client portfolios also include holdings such as gold, credit, infrastructure, and hedge funds that also delivered positive returns for the quarter and year to date. Portfolio performance changes depend on multiple additional factors that include, but are not limited to, the risk profile of each client, the level of alternative and private market holdings and the geographic and industry mix of client’s equity and fixed income assets. We also note that our UHNW client base generally does not need to draw down materially from their portfolios to support day-to-day living needs and, accordingly, are able to approach portfolio investing with a long-term time horizon. Hence, in terms of behavior, they are less sensitive to short-term fluctuations and volatility in market conditions.

In our Wealth & Capital Solutions segment, fees are also derived from alternative funds which are structured to have low correlation to equity and fixed income markets and in some cases benefit in times of market stress. Our European long-short equity and Asian Credit manager continue to perform well this year. With respect to incentive fees earned by our event-driven strategy, US GAAP only permits recognition of such fees when it is probable there will be no significant reversal, which typically occurs in the fourth quarter of each year.

The higher cost of capital environment, ongoing increases in construction costs and generally stagnating real estate prices are negatively impacting some of the real estate segments in which we operate. These declines impact the level of management fees that we earn. On the private real estate side within the International Real Estate segment, the more difficult market and interest rate conditions may reduce the ultimate return expected from some of these investments. It is important to note that these assets are utilized in conjunction with longer-term investment strategies and are not subject to daily market pricing. Given the uncertainty in outlook, and the potential for diminution in value at realization, we modified our billing methodology for certain of our private real estate holdings, which will result in lower fees earned, until monetization.

We generally do not hedge investment currency risk associated with client portfolios and investor holdings across global markets. Hence, as we report our revenues in U.S. dollars, the translation impact from changes in the value of currencies outside the U.S. dollar can impact our results in any given financial reporting period.

We believe that the combination of our Wealth & Capital Solutions and International Real Estate segments differentiates us from pure-play firms in both sectors and provides a growing base of recurring and diversified revenues. Since the Business Combination, total AUM/AUA increased by approximately 19%, and within our Wealth & Capital Solutions segment, these have grown 34% since the Business Combination.

For the nine months ended September 30, 2024, we generated revenues of $153.6 million. We believe these results, generated through a combination of strong market performance and organic client wins, are starting to reflect the power of our franchise, which we believe will continue to flow to an improved bottom line as we look forward to the remainder of 2024. Net income was $(98.6) million and adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) was approximately $21.9 million for the nine months ended September 30, 2024, respectively.

We have continued to right-size the organization, simplify our business lines, and initiate processes to reduce the number of our regulated entities, while securing important client wins and adding key revenue-generating talent. Since the beginning of the year, we have reported AUM/AUA growth amidst a volatile market environment.

Our core businesses continue to perform well, as reflected in the results of our Wealth Capital Solutions segment, which for the current quarter reported 17% higher revenues 62% higher Adjusted EBITDA compared to the prior year period Further, we continue to focus on efforts to reduce recurring spend on operating costs, while maintaining diligent control on investments in people and infrastructure to facilitate additional scalability and growth. In addition, we believe that we will be able to continue to deploy the capital raised from the investments from Allianz and Constellation to make accretive investments that will benefit our GAAP results and Adjusted EBITDA in future periods.
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

The following tables present the non-US GAAP financial measures for the periods indicated:

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2024	September 30, 2023	$ Change
Revenues
Management/advisory fees	$49,633	$44,004	$5,629
Incentive fees	88	885	(797)
Distributions from investments	3,562	2,596	966
Other income/fees	60	701	(641)
Total Revenues	53,343	48,186	5,157

Net income (loss)	(111,405)	(172,768)	61,363
Interest expense	5,194	3,668	1,526
Taxes	(9,483)	(1,782)	(7,701)
Depreciation & Amortization	4,621	3,676	945
EBITDA Reported	(111,073)	(167,206)	56,133

Stock based compensation (a)	7,537	7,844	(307)
Transaction expenses (c)	5,924	7,852	(1,928)
Change in fair value of warrant liabilities (d)	(3,904)	—	(3,904)
Change in fair value on investments (e)	(6,835)	188	(7,023)
Change in fair value of earn-out liabilities (f)	(4,377)	(9,335)	4,958
Change in fair value of TRA liability (g)	2,536	(761)	3,297
Organization streamlining cost (h)	4,053	2,358	1,695
Impairment (non-cash) (i)	46,464	1,862	44,602
Impairment goodwill (j)	69,724	153,859	(84,135)
Losses on EMI/Carried Interest (non-cash) (k)	235	(438)	673
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (l)	492	787	(295)
Change in fair value of Preferred stock tranche liability (m)	(1,140)	—	(1,140)
Adjusted EBITDA	$9,636	$(2,990)	$12,626

	For the Nine Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2024	September 30, 2023	$ Change
Revenues
Management/advisory fees	$142,886	$137,318	$5,568
Incentive fees	304	1,931	(1,627)
Distributions from investments	9,972	14,829	(4,857)
Other income/fees	446	3,440	(2,994)
Total Revenues	153,608	157,518	(3,910)

Net income (loss)	(98,619)	(234,928)	136,309
Interest expense	14,885	10,300	4,585
Taxes	(9,876)	(12,578)	2,702
Depreciation & Amortization	11,001	11,848	(847)
EBITDA Reported	(82,609)	(225,358)	142,749

Stock based compensation (a)	17,626	17,781	(155)
Stock based compensation - Legacy (b)	(77)	24,697	(24,774)
Transaction expenses (c)	23,121	37,592	(14,471)
Change in fair value of warrant liabilities (d)	(3,973)	12,866	(16,839)
Change in fair value on investments and non-recurring realized gain/losses on sales (e)	(14,739)	(1,675)	(13,064)
Change in fair value of earn-out liabilities (f)	(41,922)	(46,212)	4,290
Change in fair value of TRA liability (g)	(3,786)	1,331	(5,117)
Organization streamlining cost (h)	9,060	6,680	2,380
Impairment (non-cash) (i)	52,691	33,397	19,294
Impairment goodwill (j)	69,724	153,859	(84,135)
Losses on EMI/Carried Interest (non-cash) (k)	(3,531)	2,233	(5,764)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (l)	1,476	1,729	(253)
Change in fair value of Preferred stock tranche liability (m)	(1,140)	—	(1,140)
Adjusted EBITDA	$21,921	$18,920	$3,001
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-Business Combination).
(c)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including professional fees.
(d)Represents the change in fair value of the warrant liabilities.
(e)Represents the change in unrealized gains/losses related to Investments held at fair value and includes the non-recurring realized gain for the sale of FOS ($9.4 million).
(f)Represents the change in fair value of the earn-out liabilities.
(g)Represents the change in unrealized gains/losses related primarily to the TRA liability.
(h)Represents cost to implement organization change to derive cost synergy.
(i)Represents impairment of carried interest/equity method investments.
(j)Represents the impairment of goodwill.
(k)Represents the amortization of the step-up in equity method investments.

(l)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's equity method investments.
(m) Represents the change in fair value of Preferred stock tranche liability.
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

The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended
	September 30, 2024				September 30, 2023
(Dollars in Thousands, except share data)	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(75,075)	$(47,902)	$2,089	$(120,888)	$(5,849)	$(164,593)	$(4,108)	$(174,550)
Stock based compensation (a)	6,516	(10)	1,031	7,537	7,040	340	464	7,844
Transaction expenses (c)	4,015	(522)	2,431	5,924	3,375	2,074	2,403	7,852
Change in fair value of warrant liabilities (d)	—	—	(3,904)	(3,904)	—	—		—
Change in fair value of (gains)/losses on TRA (e)	—	—	2,536	2,536	—	—	(761)	(761)
Changes in fair value of (gains)/losses on investments (f)	(6,383)	(447)	(5)	(6,835)	188	—	—	188
Change in fair value of earn-out liabilities (g)	5,340	—	(9,717)	(4,377)	—	—	(9,335)	(9,335)
Organization streamlining cost (h)	53	4,000	—	4,053	624	1,323	411	2,358
Impairment (non-cash) (i)	44,920	1,544	—	46,464	—	1,862	—	1,862
Impairment goodwill (j)	29,367	40,357	—	69,724	—	153,859	—	153,859
(Gains)/Losses on EMI/Carried Interest (non-cash) (k)	(50)	285	—	235	(183)	(255)	—	(438)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (l)	—	492	—	492	—	787	—	787
Change in fair value of Preferred stock tranche liability (m)	—	—	(1,140)	(1,140)	—	—	—	—
Adjusted income (loss) before taxes	8,703	(2,203)	(6,679)	(179)	5,195	(4,603)	(10,926)	(10,334)
Adjusted income tax (expense) benefit	(2,300)	151	—	(2,149)	(1,221)	921	3,262	2,962
Adjusted Net Income	6,403	(2,052)	(6,679)	(2,328)	3,974	(3,682)	(7,664)	(7,372)
Interest expense	562	79	4,553	5,194	557	(50)	3,161	3,668
Income tax expense	437	(1)	(9,919)	(9,483)	885	395	(3,062)	(1,782)
Net income tax adjustments	1,863	(150)	9,919	11,632	336	(1,316)	(200)	(1,180)
Depreciation and amortization	4,173	33	415	4,621	2,497	1,166	13	3,676
Adjusted EBITDA	$13,438	$(2,091)	$(1,711)	$9,636	$8,249	$(3,487)	$(7,752)	$(2,990)

	For the Nine Months Ended
	September 30, 2024				September 30, 2023
(Dollars in Thousands, except share data)	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(66,283)	$(64,591)	$22,379	$(108,495)	$(19,963)	$(228,986)	$1,443	$(247,506)
Stock based compensation (a)	15,070	154	2,402	17,626	16,606	698	477	17,781
Stock based compensation - Legacy (b)	(50)	(27)	—	(77)	9,018	15,605	74	24,697
Transaction expenses (c)	12,097	3,558	7,466	23,121	18,764	10,679	8,149	37,592
Change in fair value of warrant liabilities (d)	—	—	(3,973)	(3,973)	—	—	12,866	12,866
Change in fair value of (gains)/losses on TRA (e)	—	—	(3,786)	(3,786)	—	—	1,331	1,331
Changes in fair value of (gains)/losses on investments and non-recurring realized gain/losses on sales (f)	(12,857)	(1,836)	(46)	(14,739)	(1,675)	—	—	(1,675)
Change in fair value of earn-out liabilities (g)	6,129	—	(48,051)	(41,922)	—	—	(46,212)	(46,212)
Organization streamlining cost (h)	543	8,517	—	9,060	1,420	4,849	411	6,680
Impairment (non-cash) (i)	47,274	5,417	—	52,691	—	33,397	—	33,397
Impairment goodwill (j)	29,367	40,357	—	69,724	—	153,859	—	153,859
(Gains)/Losses on EMI/Carried Interest (non-cash) (k)	(4,483)	952	—	(3,531)	(183)	2,416	—	2,233
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (l)	—	1,476	—	1,476	90	1,639	—	1,729
Change in fair value of Preferred stock tranche liability (m)	—	—	(1,140)	(1,140)	—	—	—	—
Adjusted income (loss) before taxes	26,807	(6,023)	(24,749)	(3,965)	24,077	(5,844)	(21,461)	(3,228)
Adjusted income tax (expense) benefit	(4,627)	1,033	2,824	(770)	(5,209)	1,221	4,696	708
Adjusted Net Income	22,180	(4,990)	(21,925)	(4,735)	18,868	(4,623)	(16,765)	(2,520)
Interest expense	565	6	14,314	14,885	2,978	(184)	7,506	10,300
Income tax expense	884	70	(10,830)	(9,876)	885	395	(13,858)	(12,578)
Net income tax adjustments	3,743	(1,103)	8,006	10,646	4,324	(1,616)	9,162	11,870
Depreciation and amortization	10,234	124	643	11,001	6,978	4,846	24	11,848
Adjusted EBITDA	$37,606	$(5,893)	$(9,792)	$21,921	$34,033	$(1,182)	$(13,931)	$18,920
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-Business Combination).
(c)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including professional fees.
(d)Represents the change in fair value of the warrant liabilities.
(e)Represents the change in unrealized gains/losses related primarily to the TRA liability.
(f)Represents the change in unrealized gains/losses related to Investments held at fair value and in Q2 2024 includes the non-recurring realized gain on the sale of FOS ($9.4 million).
(g)Represents the change in fair value of the earn-out liabilities.
(h)Represents cost to implement organizational change to derive cost synergy.
(i)Represents impairment of carried interest/equity method investments and intangible assets.
(j)Represents the impairment of goodwill.

(k)Represents the amortization of the step-up in equity method investments.
(l)Represents reported interest, depreciation, amortization, and tax adjustments of the Company's equity method investments.
(m) Represents the change in fair value of Preferred stock tranche liability.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc. AUM: $47.1 billion AUA: $77.3 billion

Wealth & Capital Solutions AUM: $46.7 billion AUA: $68.3 billion	International Real Estate AUM: $0.4 billion AUA: $9.0 billion

Wealth & Capital Solutions - AUM

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

The table below presents the change in our total AUM for the wealth management businesses within the Wealth & Capital Solutions segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Nine Months Ended
AUM	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance:	$40,383	$32,776	$34,525	$27,961
New Clients, net	(26)	41	(82)	1,593
Cash Flow, net	(273)	(16)	(1,650)	399
Market Performance, net	1,644	(754)	3,608	1,094
Assets subject to change in billing methodology	—	—	(415)	—
Prior Quarter Adj / Regulation change	—	—	31	—
Acquisitions	2,982	881	8,693	1,881
Ending Balance:	$44,710	$32,928	$44,710	$32,928
Average AUM	$42,547	$32,852	$39,618	$30,445

Wealth & Capital Solutions - AUA

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

The table below presents the change in our total AUA for the wealth management businesses within the Wealth & Capital Solutions segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Nine Months Ended
AUA	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance:	$55,910	$48,595	$51,036	$42,541
Change	5,109	(120)	9,983	5,934
Ending Balance:	$61,019	$48,475	$61,019	$48,475
Average AUA	$58,465	$48,535	$56,028	$45,508

Within the Alternatives platform, assets consists of assets managed by TIG Arbitrage (AUM $2.0 billion and $2.4 billion as of September 30, 2024 and December 31, 2023, respectively), and the External Strategic Managers (AUA $5.2 billion and $5.3 billion as of September 30, 2024 and December 31, 2023, respectively).

Alternatives Platform

(Dollars in Millions)	AUM/AUA at July 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2024	Average AUM/AUA
TIG Arbitrage	$2,108	$31	$—	$53	$(160)	$(5)	$2,027	$2,068
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,081	$4	$—	$—	$—	$10	$2,095	$2,088
European Equities	$1,732	$54	$—	$85	$(91)	$(7)	$1,773	$1,753
Asian Credit and Special Situation	$1,426	$48	$—	$1	$(91)	$(9)	$1,375	$1,401
External Strategic Managers Subtotal	$5,239	$106	$—	$86	$(182)	$(6)	$5,243	$5,242
Total	$7,347	$137	$—	$139	$(342)	$(11)	$7,270	$7,310

(Dollars in Millions)	AUM/AUA at July1, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2023	Average AUM/AUA
TIG Arbitrage	$2,599	$141	$—	$131	$(408)	$(7)	$2,456	$2,528
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,183	$5	$—	$2	$(34)	$(10)	$2,146	$2,165
European Equities	$1,776	$2	$—	$12	$(38)	$(6)	$1,746	$1,761
Asian Credit and Special Situation	$1,383	$(22)	$—	$3	$(8)	$(5)	$1,351	$1,367
External Strategic Managers Subtotal	$5,342	$(15)	$—	$17	$(80)	$(21)	$5,243	$5,293
Total	$7,941	$126	$—	$148	$(488)	$(28)	$7,699	$7,821

(Dollars in Millions)	AUM/AUA at January 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2024	Average AUM/AUA
TIG Arbitrage	$2,382	$25	$—	$210	$(574)	$(16)	$2,027	$2,205
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,194	$(124)	$—	$—	$—	$25	$2,095	$2,145
European Equities	$1,676	$176	$—	$279	$(335)	$(23)	$1,773	$1,725
Asian Credit and Special Situation	$1,388	$202	$—	$47	$(225)	$(37)	$1,375	$1,382
External Strategic Managers Subtotal	$5,258	$254	$—	$326	$(560)	$(35)	$5,243	$5,252
Total	$7,640	$279	$—	$536	$(1,134)	$(51)	$7,270	$7,457

(Dollars in Millions)	AUM/AUA at January 1, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2023	Average AUM/AUA
TIG Arbitrage	$3,027	$144	$—	$621	$(1,315)	$(21)	$2,456	$2,742
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,153	$53	$—	$2	$(34)	$(28)	$2,146	$2,150
European Equities	$1,632	$24	$—	$179	$(71)	$(18)	$1,746	$1,689
Asian Credit and Special Situation	$1,498	$(23)	$—	$85	$(192)	$(17)	$1,351	$1,425
External Strategic Managers Subtotal	$5,283	$54	$—	$266	$(297)	$(63)	$5,243	$5,264
Total	$8,310	$198	$—	$887	$(1,612)	$(84)	$7,699	$8,006
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

International Real Estate - AUM/AUA

The Company’s International Real Estate AUM/AUA includes the following:
•Co-investment real estate advisory services, where we include the value of our private market direct and co-investment real estate investments (AUA $8.6 billion and $10.1 billion as of September 30, 2024 and December 31, 2023, respectively); and
•Assets managed in a private real estate investment fund (AUM $0.4 billion and $2.6 billion as of September 30, 2024 and December 31, 2023, respectively) from which we generate fee revenue. The Company’s reported value of these assets is either the net asset value or the market capitalization of the fund.
The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the three and nine months ended September 30, 2024 and September 30, 2023:

The table below presents the change in our total AUM/AUA for our Real Estate - Private Funds for our International Real Estate segment for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance:	$8,613	$12,355	$12,720	$14,130
Change	385	(377)	(3,722)	(2,152)
Ending Balance:	$8,998	$11,978	$8,998	$11,978
Average AUM/AUA	$8,806	$12,167	$10,859	$13,054
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
Results of Operations

Consolidated Condensed Results of Operations – For the Three Months Ended September 30, 2024 and September 30, 2023

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2024	September 30, 2023	$ Change
Revenues
Management/advisory fees	$49,633	$44,004	$5,629
Incentive fees	88	885	(797)
Distributions from investments	3,562	2,596	966
Other income/fees	60	701	(641)
Total Revenues	53,343	48,186	5,157

Expenses
Compensation and employee benefits	40,470	40,009	461
Non-compensation expenses	28,886	33,246	(4,360)
Total Operating Expenses	69,356	73,255	(3,899)

Other income (expenses)	(104,875)	(149,481)	44,606
Net loss before taxes	(120,888)	(174,550)	53,662
Income tax (expense)/benefit	9,483	1,782	7,701
Net (loss) income	$(111,405)	$(172,768)	$61,363

Revenue

Management / advisory fees. Management and advisory fees for the three months ended September 30, 2024, increased by $5.6 million compared to the three months ended September 30, 2023. This increase was primarily driven by higher management fees in Wealth & Capital Solutions, principally due to the acquisition of Envoi at the beginning of the quarter, as well as organic growth over the past year, which led to higher AUM. These gains were partially offset by lower management fees from the Arbitrage strategy.

Incentive fees. Incentive fees for the three months ended September 30, 2024, decreased by $0.8 million compared to the three months ended September 30, 2023. This decrease was primarily due to higher investor redemptions in the Arbitrage strategy within our Wealth & Capital Solutions segment in the prior period, which had resulted in greater crystallized incentive fees.

Distributions from investments. Distributions from investments for the three months ended September 30, 2024, increased by $1.0 million compared to the three months ended September 30, 2023, primarily driven by higher distributions related to incentive fees in the European Equities strategy. These increases were largely offset by lower distributions related to management fees in the Real Estate Bridging strategy and lower incentive fees in the Asian Credit strategy.

Other fees / income. Other fees and income for the three months ended September 30, 2024 decreased by $0.6 million compared to the three months ended September 30, 2023, primarily due to lower transactional income in International Real Estate. This segment generated $0.7 million in fees for the three months ended September 30, 2023, compared to $0.1 million for the three months ended September 30, 2024.
Expenses

Compensation expense. Compensation expense for the three months ended September 30, 2024, increased by $0.5 million compared to the three months ended September 30, 2023, primarily driven by higher accruals for incentive compensation in the current year period, partially offset by lower salary and other net benefits costs.

Non-compensation expense. Non-compensation expenses for the three months ended September 30, 2024, decreased by $4.4 million compared to the three months ended September 30, 2023. The prior year period included approximately $4.3 million in foreign currency losses on certain intra-group funding arrangements, which were restructured during that period to reduce currency exposures. Professional fees also declined $2.3 million compared to the prior year period, as we continue efforts to rationalize spending on consultants and outside advisors. These decreases were partially offset by higher expenses for technology, marketing and distribution, and occupancy.

Other income (expenses)

Other income (expenses) for the three months ended September 30, 2024, increased by $44.6 million compared to the three months ended September 30, 2023. The prior year period included goodwill and intangible asset impairment charges totaling $153.9 million, resulting from the exit and restructuring of certain businesses within the former Strategic Alternatives segment. In the current year period, goodwill and intangible impairment charges totaled $116.1 million.

The charges in the current year period were due to a strategic review of the Company’s Real Estate Businesses and the decision to change the composition of its operating segments. This led to a goodwill impairment charge of $69.7 million and an intangible asset impairment charges totaling $46.6 million. The goodwill impairment charge was mainly due to declines in forecasted net cash flows from the real estate co-investment and fund management businesses compared to the prior year’s assessment. As a result, all goodwill previously attributed to these business was fully written off as of September 30, 2024.

Additionally, a non-cash impairment charge of $44.9 million was recorded to write down the intangible asset representing the value of the investment management contract for the internally managed Event Driven strategy. This charge was due to a decline in forecasted net cash flows for this contract, primarily driven by a reduction in AUM over the past 12-18 months. In the current quarter, we also recorded higher net unrealized gains of $4.7 million on certain items accounted for at fair value, primarily related to investments in external managers.

Taxes

The Company’s effective tax rate was 7.8% for the three months ended September 30, 2024 compared to 1.0% for the three months ended September 30, 2023. The effective tax rate for the 3-month period ended September 30, 2023, differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, and goodwill impairment. The effective tax rate for the 3-month period ended September 30, 2024, differs from the statutory U.S. corporate tax rate, generally due to the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K., the portion of income allocated to noncontrolling interests, and the impact of a deferred tax asset relating to the Company’s US asset management business.

Consolidated Condensed Results of Operations – For the Nine Months Ended September 30, 2024 and September 30, 2023

	For the Nine Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2024	September 30, 2023	$ Change
Revenues
Management/advisory fees	$142,886	$137,318	$5,568
Incentive fees	304	1,931	(1,627)
Distributions from investments	9,972	14,829	(4,857)
Other income/fees	446	3,440	(2,994)
Total Revenues	153,608	157,518	(3,910)

Expenses
Compensation and employee benefits	118,920	137,133	(18,213)
Non-compensation expenses	80,324	101,953	(21,629)
Total Operating Expenses	199,244	239,086	(39,842)

Other income (expenses)	(62,859)	(165,938)	103,079
Net loss before taxes	(108,495)	(247,506)	139,011
Income tax (expense)/benefit	9,876	12,578	(2,702)
Net (loss) income	$(98,619)	$(234,928)	$136,309
Revenue

Management / advisory fees. Management and advisory fees for the nine months ended September 30, 2024, increased by $5.6 million compared to the nine months ended September 30, 2023. This increase was driven by higher fees in Wealth & Capital Solutions, primarily due to the inclusion of EEA and Envoi in our results, strong market performance, and other organic growth over the past year. These gains were partially offset by lower management fees in the Arbitrage strategy and in International Real Estate,due to the disposition of LRA on March 6, 2024, the deconsolidation of AHRA as of the end of the prior year period, and the repositioning of that segment over the past year.

Incentive fees. Incentive fees for the nine months ended September 30, 2024, decreased by $1.6 million compared to the nine months ended September 30, 2023. This decrease was primarily due to higher investor redemptions in the prior year period in the Arbitrage strategy within Wealth & Capital Solutions, resulting in higher crystallized incentive fees in the prior period compared to the current year period.

Distributions from investments. Distributions from investments for the nine months ended September 30, 2024, decreased by $4.9 million compared to the nine months ended September 30, 2023.This decrease was primarily due to lower distributions related to incentive fees in the European Equities strategy within Wealth & Capital Solutions in the current period. The prior year saw particularly strong performance in this strategy, leading to significant distributions related to incentive fees.

Other fees / income. Other fees and income for the nine months ended September 30, 2024, decreased by $3.0 million compared to the nine months ended September 30, 2023. This decrease was primarily driven by lower transactional income in International Real Estate, which generated $239.0 thousand in fees for the nine months ended September 30, 2024, compared to $3.1 million for the nine months ended September 30, 2023.
Expenses

Compensation expense. Compensation expense for the nine months ended September 30, 2024, decreased by $18.2 million compared to the nine months ended September 30, 2023. This decrease was primarily due to lower non-cash stock based compensation costs. The prior year period included $24.7 million of expense related to both legacy TWMH and Alvarium incentive plans, as well as the issuance of AlTi equity following the Business Combination. These savings were partially offset by higher net benefits costs in the current period.

Non-compensation expense. Non-compensation expenses for the nine months ended September 30, 2024, decreased by $21.6 million as compared to the nine months ended September 30, 2023, primarily driven by a $21.1 million decline in professional fees. The prior year period included significant advisor costs in connection with the Business Combination and other transactions completed during that time.

Other income (expenses)

Other income (expenses) for the nine months ended September 30, 2024, increased by $103.1 million compared to the nine months ended September 30, 2023, primarily due to lower goodwill and impairment charges and higher net unrealized gains on items accounted for at fair value. The prior year period included goodwill and intangible asset impairment charges totaling $153.9 million from the exit and restructuring of certain business within the former Strategic Alternatives segment, as well as a $29.4 million impairment of intangibles related to the deconsolidation of AHRA.

In the current year period, we recorded goodwill and intangible impairment charges totaling $116.1 million in the third quarter and an additional $0.7 million related to impairment of customer intangibles in the second quarter. Additionally, in the current quarter, net unrealized gains increased by $36.1 million. Certain items accounted for at fair value. such as investments in external managers, warrants issued in connection with financing transactions, and the Tax Receivable Agreement had higher net unrealized gains in the nine months ended September 30, 2024, than in the nine months ended September 30, 2023. These gains were partially offset by lower net unrealized gains on earn-out obligations for the same comparable periods.

These year over year increases in Other income were partially offset by higher interest expense, totaling $4.6 million in the current year period.

Taxes

The Company’s effective tax rate was 9.1% for the nine months ended September 30, 2024 compared to 13.3% for nine months ended September 30, 2023. The effective tax rate for the 9-month period ended September 30, 2023 differs from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities and equity consideration in the Business Combination, and goodwill impairment. The effective tax rate for the 9-month period ended September 30, 2024 differs from the statutory U.S. corporate tax rate generally due to the impact of a forecasted valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K., and the portion of income allocated to noncontrolling interests, and the impact of a deferred tax asset relating to the Company’s US asset management business.
Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes a prudent approach to ensure the Company's liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

On January 3, 2023, concurrent with the consummation of the Business Combination, the Company entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which has a term of five years and is comprised of a $150.0 million revolving credit facility and a $100.0 million term loan facility, was to be used to pay down subsidiary debt and fund growth initiatives. As of September 30, 2024, the Company had $40.2 million outstanding on the term loan facility and $91.0 million outstanding on the revolving credit facility. See Note 14 (Debt, net of unamortized deferred financing costs) in our accompanying interim condensed consolidated financial statements.

Allianz and Constellation Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments.

In addition, on February 22, 2024, the Company entered into a Supplemental Series A Preferred Stock Investment Agreement with Allianz, pursuant to which, for purposes of funding one or more strategic international acquisitions by the Company or its subsidiaries, Allianz is permitted, at its option, to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50.0 million.

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

On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of September 30, 2024, none of the Constellation Warrants have been exercised.

Consummation of the Allianz Transaction closed as of July 31, 2024. Refer to Note 1 (Description of the Business) in our accompanying interim condensed consolidated financial statements for additional details.

Cash Flows
For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi. Negative amounts represent an outflow or use of cash.

	For the Nine Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	September 30, 2024	September 30, 2023	$ Change
Net cash used in operating activities	$(50,596)	$(81,001)	$30,405
Net cash used in investing activities	$(53,467)	$(132,383)	78,916
Net cash provided by financing activities	$306,711	$30,879	275,832
Effect of exchange rate on cash balances	$1,244	$2,782	(1,538)
Net increase (decrease) in cash and cash equivalents	$203,892	$(179,723)	$383,615
Cash and cash equivalents increased $383.6 million as of September 30, 2024 as compared to September 30, 2023, primarily due to the Company’s net financing activities during the period, which included raising $400.0 million of common and preferred equity before transaction costs. This capital raising activity was partially offset by net reduction in debt outstanding of approximately $57.9 million.

Operating Activities

Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits, professional fees, and interest on our debt obligations. Our net operating cash outflow of $(50.6) million for the nine months ended September 30, 2024, primarily reflects the Company’s net operating loss for the period, as operating expenses exceeded revenues. Compared to the prior year period, net operating cash outflows declined by $30.4 million, mainly due to lower professional fees, which were higher in the prior year due to extensive use of professional services for capital raising, other financing activities, and supporting the Company’s evolving financial reporting infrastructure. Management believes that continued efforts to implement cost rationalization initiatives and to deploy recently raised capital in accretive businesses will further reduce operating cash outflows as the Company scales and matures.

Our net operating cash outflow of $81.0 million for the nine months ended September 30, 2023, primarily reflects the Company’s net operating loss for the period, as operating expenses exceeded revenues.

Investing Activities

Net cash used in investing activities of $53.5 million during the nine months ended September 30, 2024, driven primarily by the deployment of approximately $95.9 million of capital related to the acquisition of EEA, Pointwise, and Envoi, partially offset by approximately $48.9 million of proceeds from the sales of FOS and LRA.

Net cash used in investing activities of $132.4 million during the nine months ended September 30, 2023, driven primarily by transactions with legacy TWMH and TIG shareholders in connection with the Business Combination, as well as the acquisitions of ALWP and AWMS and additional investments in certain external managers.

Financing Activities

Net cash provided by financing activities of $306.7 million during the nine months ended September 30, 2024, primarily resulted from the issuance of common and preferred equity, net of transaction costs paid, partially offset by the net pay down of our credit facility, member distributions, and tax payments associated with settlements of equity compensation awards.

Net cash provided by financing activities of $30.9 million for the nine months ended September 30, 2023, primarily reflects the net proceeds from debt issuance and retirement, partially offset by member distributions.
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
Pursuant to the TRA, the Company will pay certain parties to the Business Combination 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increase in tax basis of the assets of Umbrella related to the Business Combination.

Amounts payable under the TRA are contingent upon (i) the generation of taxable income over the life of the TRA, (ii) the tax rates in effect as of time periods in which tax benefits are used, and (iii) certain terms governing the rate of interest to be applied to payments under the TRA.
As of September 30, 2024 and December 31, 2023, the liability associated with the TRA was approximately $29.7 million and $17.6 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of September 30, 2024 and December 31, 2023, the Company carried $9.4 million and $13.2 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella (along with their paired Class B shares) for shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Units exchanged 4,954,518 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On May 14, 2024, holders of Class B Units exchanged 286,242 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On August 19, 2024, holders of Class B Units exchanged 1,840,077 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.02 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction.
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
As of September 30, 2024, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $29.7 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
Prior to the Business Combination, the Company issued Warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1, 2023 to June 30, 2023 resulted in an increase in Additional paid-in-capital amount of $29.5 million. As of September 30, 2024, none of such Warrants are outstanding.

On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of September 30, 2024, none of the Constellation Warrants have been exercised.

On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. As of September 30, 2024, none of the Allianz Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of September 30, 2024 and December 31, 2023, the fair value of the earn-out share liability was $14.3 million and $62.4 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.
AWMS Earn-out Liability
On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. As of September 30, 2024 and December 31, 2023, the AWMS earn-out liability of $1.1 million and $1.1 million is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earn-out liabilities in the Condensed Consolidated Statement of Operations and in Fair value of earn-out liabilities in the Condensed Consolidated Statement of Cash Flows in the period of change.

East End Advisors Contingent Consideration

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. The contingent consideration was measured at fair value at the acquisition date and recorded as within the Earn-out liabilities line item in the Condensed Consolidated Statement of Financial Position.

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

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. The Envoi earn-out liability is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial Position. As of September 30, 2024, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
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

Earn-out Liabilities: The fair values of our Business Combination Earn-out Securities liability, our AWMS earn-out liability, our EEA earn-out liability, our Envoi earn-out consideration liability, and our Envoi earn-out growth consideration liability were determined using various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur. See Note 2 (Summary of Significant Accounting Policies) for additional details.

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

Fair Value of Constellation and Allianz Warrants: The fair value of our Constellation and Allianz Warrants use various significant unobservable inputs and was determined by using the Black-Scholes-Merton Model. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur.

Fair Value of the Allianz Tranche Right: The fair value of the Allianz Tranche Right uses various significant unobservable inputs and is determined by using the binomial lattice model. The assumptions used could have a material impact on the valuation of this liability and include our best estimate of expected volatility, expected holding periods, and appropriate discounts for lack of marketability. Changes in the estimated fair value of this liability may have a material impact on our results of operations in any given period, as any increase in this liability has a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur.

Fair Value of Contingent Consideration Receivable: The fair value of contingent consideration receivable uses a Monte Carlo simulation to estimate the future share price of the acquirer of LRA. Any implied contingent consideration is discounted using the risk-free rate and the acquirer’s estimated credit spread. Changes in any assumptions, such as the discount rate or the estimated credit spread may have a material impact on our results of operations in any given period, as any decrease in this receivable my have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur.

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
Impact of Changes in Accounting on Recent and Future Trends
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. We believe that none of the changes to US GAAP that went into effect during the nine months ended September 30, 2024, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
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

Credit Risk
We are party to agreements providing where we provide services, and such transactions contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure through reviews of the financial condition of new clients and through collection of fees directly from client portfolios. For clients that generate fees from carried interest and/or preferred return, we periodically review the receivables for collectability and will make appropriate provision for credit losses, should circumstances warrant.

Interest Rate Risk
As of September 30, 2024, the Company had $131.2 million outstanding under our borrowing agreements, including $40.2 million outstanding on the Term Loan facility and $91.0 million outstanding on the Revolving Credit Facility:

The interest rate on our financing agreements fluctuates with changes in 6-month SOFR, which at September 30, 2024 were 4.81% and 5.52%, respectively. The weighted average interest rate on outstanding borrowings as of September 30, 2024, was 9.37%.

Based on the floating rate component of our financing agreements payable as of September 30, 2024, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.3 million over the next 12 months.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9 of our Annual Report, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls and information technology controls that support our financial statements and reporting. Further, management has commenced, but as of September 30, 2024 has not completed its efforts to design and implement a testing plan to determine the effectiveness of controls that support our financial statements and reporting. As a result, several specific material weaknesses in our internal control over financial reporting remain as of September 30, 2024, as discussed below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2024, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and investment managers has been increasing. Our asset management and advisory activities may expose us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for, for example, materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Since November 2022, Home REIT and AHRA, which served as its investment advisor until June 30, 2023, have been the subject of allegations regarding Home REIT’s operations, stemming from a report issued by a short seller and Home REIT has seen its financial performance materially decline. AlTi was formed on January 3, 2023 through a business combination transaction that included certain legacy Alvarium companies. Although AHRA was sold prior to the business combination and has never been a subsidiary of AlTi, we were required under GAAP to consolidate its results in our financial statements until June 30, 2023, when it was deconsolidated. HLIF pursues a similar investment strategy to Home REIT and its financial performance has similarly declined significantly since the end of 2021. The historic management of these funds by certain legacy Alvarium companies is now the subject of investigations by the UK FCA and, in the case of Home REIT, potential claims are being asserted by its current and former shareholders and, separately, by Home REIT and its directors. We no longer provide services to Home REIT. Notwithstanding this, we or our subsidiaries may potentially suffer reputational damage from the allegations concerning the historic management of Home REIT or HLIF. Further, we may be subject to the risk of legal and regulatory liabilities or actions alleging breach of regulatory rules and/or principles, negligence, misconduct (including deceit), breach of fiduciary duty or breach of contract. In particular, although the UK FCA’s investigations concerning the historic management of Home REIT and HLIF have only recently commenced and their outcomes cannot be known or anticipated as at the date of this Quarterly Report, any financial penalties or other adverse outcomes resulting from these investigations may adversely affect our business, financial condition or results of operations. Similarly, if any litigation or other action is commenced against AFM UK and/or ARE in connection with Home REIT, whilst it is not possible at this point in time for us to reliably assess the quantum of such claims, or AFM UK’s and ARE’s potential exposure, such claims may potentially be material to the Company and, although our intent is for any such claims to be defended, an adverse outcome could have an adverse affect on the business, financial condition or results of operations. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Significant legal expenses may be incurred in defending litigation and responding to regulatory investigations. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2024, the Company completed the sale to Allianz of (i) 140,000 shares of a newly created class of Series A Preferred Stock and (ii) 19,318,580.96 shares of Class A Common Stock for an aggregate purchase price equal to $250.0 million and issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2024.

The securities sold to Allianz were issued without registration under the Securities Act in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act in a transaction not involving any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

a) None.

b) None.

c) During the quarter ended September 30, 2024, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed or furnished herewith:

Exhibit Number	Description
10.1*	Fifth Amendment to the Credit Agreement, dated November 6, 2024, between the Company, BMO Harris Bank N.A., and the lenders party thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTI GLOBAL, INC

Date: November 12, 2024	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Stephen Yarad
Stephen Yarad
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)