Form 10-K
period 2024-12-31
AlTi Global, Inc.
filed 2025-03-17
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
22 Vanderbilt Avenue, 27th Floor
New York, New York 10017
(Address of principal executive offices)
(Zip Code)
(212) 396-5900
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price of $5.21 for shares of the registrant’s Class A Common Stock (as defined herein) as reported by the Nasdaq Capital Market, was approximately $453.7 million shares beneficially owned by each executive officer, director, and holder of more than 10% of shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 96,100,040 shares of Class A Common Stock and 46,138,876 shares of Class B Common Stock (as defined herein) as of March 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

2

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”).

•“AFM UK” means Alvarium Fund Managers (UK) Limited, an English private limited company.

•“AHRA” means Alvarium Home REIT Advisors Limited, an English private limited company.

•“Allianz” means Allianz Strategic Investments S.à.r.l., a Luxembourg private limited liability company.
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

•“ALWP” means AlTi Wealth Management (Singapore) Pte Limited.

•“ARE” means AlTi RE Limited, formerly known as Alvarium RE Limited, an English private limited company.

•“AUA” means assets under advisement.

•“AUM” means assets under management.

•“AWMS” means Alvarium Investment Managers (Suisse) SA.

•“Business Combination” means the transactions contemplated by the Business Combination Agreement.
•“Business Combination Agreement” means the Amended and Restated Business Combination Agreement, dated as of October 25, 2022, by and among Cartesian, Umbrella Merger Sub, TWMH, TIG GP, TIG MGMT, Alvarium and Umbrella.

•“Business Combination Earn-out” means the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones for up to five years following the Closing under the terms of the Business Combination Agreement.
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

•“Constellation” means Constellation Wealth Capital, LLC.
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

•“Envoi” means Envoi, LLC.
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

•“HLIF” means “Home Long Income Fund”, a private fund regulated by the UK FCA.
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
•“Inflation Reduction Act” means the Inflation Reduction Act of 2022.

•“International Real Estate” means the segment that includes the Company’s public and private real estate, and co-investment business.
• “Investment Company Act” means the Investment Company Act of 1940, as amended.
• “LIBOR” means the London Interbank Offered Rate.
•“Managed Funds” means mutual funds, exchange traded funds, hedge funds, private equity, real estate or other funds.
•“Nasdaq” means the Nasdaq Capital Market.
•“NAV” means net asset value.
•“OFAC” means the Office of Foreign Assets Control of the U.S. Department of the Treasury.

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
•“TWMH” means, collectively, Tiedemann Wealth & Capital Solutions Holdings, LLC, a Delaware limited liability company, and its subsidiaries, and their predecessor entities where applicable.
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

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, Human Capital and Compensation Committee, and Transaction Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Annual Report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

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
•the impact of changes in international trade law or policy, including tariffs and restrictions on foreign investment in the United States or U.S.-based businesses and financial institutions in other countries;
•the impact of other applicable laws and regulations, whether in the United States, United Kingdom or other foreign countries, and any anticipated or actual changes thereof, on us;
•our ability to successfully compete against other companies;
•our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•interest rate changes or volatility, as well as the effect of economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending that could adversely affect our business, financial condition, results of operations and prospects;
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

PART I – FINANCIAL INFORMATION
ITEM 1. BUSINESS
General
AN INTRODUCTION TO ALTI
AlTi is a leading independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary capabilities as well as alternative investment strategies and advisory services. AlTi’s comprehensive offering is underscored by a commitment to impact or values-aligned investing. We manage or advise approximately $75.7 billion in combined assets as of December 31, 2024. Our business is organized into two operating segments - Wealth & Capital Solutions and International Real Estate:

•in our Wealth & Capital Solutions segment, we provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through a comprehensive array of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. The segment also reflects the results of our internally managed event-driven strategy and our stakes in three externally managed alternative investment strategies;
•in our International Real Estate segment, we assist our investors with real estate co-investments by providing access to highly differentiated opportunities in these areas as well as structuring and selecting partners with a proven track record in alternative asset classes, with attractive risk adjusted return characteristics.

The current segment composition was introduced as of the third quarter ended September 30, 2024, following the completion of a strategic review of certain businesses within the historically defined Strategic Alternatives segment. Following this strategic review, and consistent with management’s overall view of the core business, it was determined that the businesses reflected in the International Real Estate segment are not additive to our long-term strategy. Several strategic options are currently under consideration, and our objective is to finalize a course of action in the near future.

We operate a global business, with approximately 430 professionals operating in 19 cities in 8 countries across three continents as of December 31, 2024.

Our strategy seeks to enhance our organic growth through acquisitions and integrations of other wealth and investment management businesses in both our existing and new markets. We believe that we are well positioned to capitalize on global market trends and dynamics that we see facing our world as well as the industry, clients, investors, and businesses we serve.
Wealth & Capital Solutions
Overview
Results generated by our Wealth & Capital Solutions segment primarily consist of wealth and investment management and advisory services, trust services, family office services, and the management fees, incentive fees, and distributions from investments received from our interests in internal and external managers of alternative investment strategies (or “Alternatives Platform”). The wealth management client base includes ultra high-net-worth individuals, families, single-family offices, foundations, and endowments globally, while Alternatives Platform clients are typically institutional. Investment management or advisory fees, incentive fees, and distributions from investments are the primary sources of revenue in our Wealth & Capital Solutions segment. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. As of December 31, 2024 and December 31, 2023, this segment had $67.3 billion and $58.7 billion, respectively, in AUA.
Investment Management and Advisory Services
We diversify our clients’ portfolios across risk factors, geographies, and asset classes, including private equity, private credit, hedge funds, real estate, infrastructure and other assets through highly experienced, and hard to access, third-party managers. Our team uses proprietary methodologies to monitor valuations in each major asset class across dozens of geographies and sectors, and to position portfolios where we believe they will have the best return. As of December 31, 2024, the average allocation of client portfolios to alternatives was approximately 27%. In building portfolios, we also consider the need to access funds for unexpected expenses, thereby seeking to avoid forced selling of assets at inopportune times, and for clients in certain jurisdictions, such as the U.S., we are focused on understanding tax considerations and optimizing for after tax returns. In addition, we offer robust impact investing services that can be delivered across a broad range of asset classes and with investors from all asset levels.
With regard to the unique opportunities that we offer access to, we have established a platform through which we are able to provide clients of our wealth management services access to investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure (for example, because of very high minimum investment thresholds in the underlying funds). We operate a number of such vehicles focused on vintage private equity, credit, real estate, active global managers and hedge fund strategies. The vehicles, by way of example, invest in either a single underlying private equity fund or a portfolio of private equity or other alternative assets funds, in each case, which are managed by access constrained managers we believe, based upon our thorough manager selection processes, will deliver strong risk adjusted performance, in line with their strategy, for our clients. We intend to launch further vintages of such private market vehicles over time to enable our investment management and advisory clients to include an allocation to these alternative funds in their portfolios on a running basis. These private strategies are expected to include traditional as well as innovative and impact investing offerings. In 2024, we welcomed Allianz and Constellation as strategic partners. See further discussion below under “Our History and Presence to Date” regarding these partnerships.
The independence of our investment management and advisory services is important to us and our wealth management clients. By independent, we mean that our investment management and advisory services operate independently of any managers or investment product manufacturers (including our own) to which we may allocate or recommend allocating capital. Our clients may opt in to be informed of investment opportunities we are working on in our other business lines, (and some choose to do so). In all cases, each client’s individual objectives and expectations are our primary concern, and we employ an open architecture approach, whereby we seek to find the best investment solutions for our clients in the marketplace. More specifically,
•we do not receive undisclosed forms of compensation; and
•and our investment decisions and recommendations are made with each client’s individual best interests in mind.
We provide clients with performance reports, detailing the clients’ portfolio performance and comparing such performance to relevant benchmarks or indices. If requested by a client, the reporting can include information encompassing assets that are not in the portfolio managed by AlTi to give a total consolidated view. In addition to financial performance, we are also able to discuss a client’s impact performance for those interested in tracking impact specific metrics, in addition to their financial goals. We choose to use third-party software for record-keeping, performance calculation, and reporting, using Addepar’s SaaS platform, and we prepare performance reports by using data provided by custodians, investment managers, and independent pricing services. We then interpret and analyze how portfolio performance aligns with clients’ financial, non-financial and, where relevant, impact goals and values.

Trust Services

The trust services that we provide within our U.S. wealth service offering aim to ensure our clients’ wealth is preserved, protected, and distributed as intended. As of December 31, 2024, these services are primarily provided from Delaware, which is one of the most well-developed trust legal regimes in the United States. Our trust services include creating or modifying trust instruments and acting as fiduciary in a full, directed or executor capacity.
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
For part of 2024, the Company also had a European trust and private office services business which was deemed non-strategic to our business and was sold on May 8, 2024. See Note 3 (Business Combinations and Divestitures) to our consolidated financial statements included in this Annual Report.
Alternatives Platform

Our alternatives platform assists money managers in building their fund management businesses. We have one internally managed fund and stakes in three externally-managed funds. Our internally managed fund, TIG Arbitrage strategy, is an event-driven fund which has $1.7 billion of AUM as of December 31, 2024. It is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor. In addition, we have made strategic investments with External Strategic Managers, who manage approximately $5.1 billion of AUM in the aggregate as of December 31, 2024. The strategies of these External Strategic Managers include real estate bridge lending, European long short equities, and Asian credit and special situations. The External Strategic Managers each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base. As a growth-oriented partner, we work with our fund managers on marketing, business development, and strategy.
Internally Managed Funds
Event-Driven Global Merger Arbitrage
The TIG Arbitrage strategy is our event-driven strategy based in New York. This strategy, which has approximately $1.7 billion of AUM as of December 31, 2024, focuses on 0-to-30-day events within the merger process. The investment team employs deep research on each situation in the portfolio with a focus on complex, hostile, up-for-sale situations where our primary research work can drive uncorrelated alpha. Our research and investment process is focused on hard catalyst events and is not dependent on deal flow.
Externally Managed Funds
Romspen—Real Estate Bridge Lending Strategy
This manager is based in Toronto and focuses on complex construction, term, and pre-development bridge loans throughout North America. The strategy has approximately $2.0 billion of AUA as of December 31, 2024. Their experience with mortgages dates back to the 1950s when the firm operated as a real estate law firm and entered the mortgage lending business in the 1960s. The manager converted its individual mortgage syndication business to a commingled fund in early 2006. The strategy’s diversified portfolio primarily consists of first lien mortgages with little to no structural leverage.
Zebedee—European Equities (External Strategic Manager)
This manager focused on European equities is based in London. The strategy has approximately $1.8 billion of AUA as of December 31, 2024. Founded in 2001, the manager trades the portfolio actively with absolute return-oriented focus on financials, cyclicals, and mining and minerals. The strategy is market agnostic and runs with a variable net exposure, equally comfortable net long or net short.
Arkkan—Asian Credit and Special Situations (External Strategic Manager)
This manager has operated an Asia credit and special situations strategy based in Hong Kong since 2013. The strategy has approximately $1.3 billion of AUA as of December 31, 2024. They have more than 25 years of experience investing in performing, stressed, and distressed bonds and loans throughout the Asia Pacific region. We believe its on-the-ground expertise and deep local network makes them well-positioned to capitalize on an under-researched and inefficient market with limited competition and attractive levels of stressed and distressed activity.
Ancillary Fund Management Services

We offer both our manager and the External Strategic Managers in which we have made strategic investments solutions to enhance their growth. This includes the sales and marketing services set out below.

•Sales and Marketing:
•centralized marketing;
•strategic positioning;
•product development;
•sales planning and execution;
•investor relations;
•materials oversight;
•branding; and
•sales channel expertise covering North America, Europe, Middle East, Asia Pacific and Latin America.

In 2024, our services also included back and middle office solutions for the funds. These services were spun out on November 15, 2024 under the name Altaira Strategic Partners, which continues to provide services to the TIG Arbitrage strategy, in addition to other funds.
International Real Estate
Overview
Our International Real Estate segment includes our Real Estate Co-Investment and Real Estate Fund Management businesses. As of December 31, 2024, our AUM/AUA in this segment was $8.4 billion.
Consistent with management’s overall view of the core business, and following a strategic review conducted in the third quarter of 2024, it was determined that the businesses reflected in the International Real Estate segment are not additive to our long-term strategy. Several strategic options are currently under consideration, and our objective is to finalize a course of action in the near future.
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

Real Estate Fund Management
Prior to the first quarter of 2024, our real estate fund management business managed two funds based in the United Kingdom, LXi and HLIF, a private fund. As described further below, during 2024 we exited the management of LXi.
Home Long Income Fund

Home Long Income Fund is an English open-ended investment company launched in October 2018. Its investment objective is to deliver secure inflation-protected income and capital growth by investing in a portfolio of UK homeless shelters. HLIF is advised by SHIA and AFM UK acts as its alternative investment fund manager. Both SHIA and AFM UK are wholly owned subsidiaries of the Company. As of December 31, 2024, HLIF had assets under management of approximately $0.3 billion. We are in discussions with a third-party manager to take over the management of HLIF and AFM UK’s and SHIA’s services to HLIF will terminate if the transition completes.
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
On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LXi REIT Advisors Limited (“LRA”), the advisor to the publicly-traded fund LXi, to LondonMetric Property Plc (“LondonMetric”). This disposal was completed on March 6, 2024. See Note 3 (Business Combinations and Divestitures) to our consolidated financial statements included in this Annual Report for further information.
OUR REVENUE STREAMS
Our comprehensive range of services generates a diverse array of revenue streams. These revenue streams fall broadly into four categories: (i) recurring management, advisory, trustee, or administration fees; (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees:
•Management, advisory, trustee, and administration fees are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from investment management, investment advisory, trusts, and family office services. The recurring nature of these fees is underpinned by the client retention rate of wealth management services which means that these fees are also relatively stable.
•Incentive or performance fees are comprised primarily of annual performance or incentive fees which may be earned by providing investment management and advisory as well as fund management activities. It also includes carried interest payments we earn on co-investment. These fees, being performance related, are variable in nature and more susceptible to impact from exogenous factors. As a result, performance and incentive fees provide potential upside to our revenues in the future and, in our view, can be highly accretive to our profitability.
•Distributions from investments are generated from the equity interests we have in three external managers. Distributions from each external manager are recorded upon receipt of the distribution. These distributions are generated through our equity interest in the external manager’s management fees and incentive fees. The management fee component of the distributions is recurring in nature, while the incentive portion, which is performance based, is more susceptible to impact from exogenous factors.

•Other income or fees included transaction fees from businesses we have exited such as strategic advisory, corporate advisory, brokerage, and placement agency services. Transaction fees are generally non-recurring in nature, are typically commission based, and are payable on the successful completion of a transaction.
Wealth & Capital Solutions Income
Management Fees
Investment management or advisory fees are the primary source of revenue in our Wealth & Capital Solutions segment. These fees are generally calculated on the basis of a percentage of the value of each client’s assets (AUM or AUA) and are charged using either an average daily balance or ending balance, quarterly in arrears. Fees from internal fund management and advisory services related to our capital solutions platform are approximately 0.75% to 1.5% of the net asset value of the underlying investments.
AUM refers to the market value of all assets that we manage, provide discretionary investment advisory services on, and have execution responsibility for. Although we have investment responsibility for AUM, we include both billable (assets charged fees) and non-billable assets (assets exempt from fees) in our AUM calculation (e.g., we have agreements with certain clients under which we do not bill on certain securities or cash and cash equivalents held within their portfolios). AUM includes the value of all assets managed or supervised by operating partner subsidiaries, affiliates, and joint ventures in which the Company holds either a majority or minority stake.
AUA consists of all assets we are responsible for overseeing and reporting on, but we do not necessarily charge fees on all such assets. Billable assets represent the portion of our assets on which we charge fees. Non-billable assets are exempt from fees and consist of assets such as cash and cash equivalents in certain agreed upon situations, personally owned real estate, and other designated assets. Our calculations of AUM and AUA may differ from the calculation methodologies of other wealth managers and, as a result, this measure may not be comparable to similar measures presented by other wealth managers.
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
Incentive Fees

TIG Arbitrage is entitled to receive incentive fees from the assets it manages if certain performance returns have been achieved. These incentive fees range from 15% to 20% of net profits. In compliance with ASC 606, we recognize these fees only when it is probable that a significant revenue reversal will not occur. Our incentive fees are not subject to clawback provisions.

Wealth management clients in certain jurisdictions may also pay performance or incentive fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.

Distributions from Investments

Distributions from investments are earned through our profit or revenue sharing arrangements with the External Strategic Managers. Our economic interests in the External Strategic Managers are as follows:
•Real Estate Bridge Lending Strategy—21% profit share;
•European Equities—25% revenue share; and
•Asian Credit and Special Situations—12% revenue share
The External Strategic Managers distributions from investments are all driven by a management fee component while the distributions from European equities and Asian credit and special situations also have an incentive fee component depending on performance. Depending on the fund, the incentive fee component can range from 15% to 35% of the net profit/income, in excess of a 10% return hurdle.
International Real Estate Income
Real Estate Fund Advisory Fees
We earn management fees in our International Real Estate segment through private real estate fund advisory and recurring fees. These fees, governed by an investment advisory agreement, are calculated on a sliding scale based on the fund’s net asset value.
Real Estate Co-investment Fees

As sponsors of private market transactions, we generate income from debt and equity structures, including arrangement, management, advisory, performance, and transaction fees. Arrangement fees range from 50 to 100 basis points of contributed equity. Equity structures typically last three to ten years, with fees between 50 and 175 basis points of committed or drawn equity. Debt structures range from 12 to 36 months. Fees are received monthly, quarterly, or annually.

We may earn a share of performance-related entitlements, such as carried interest, if investor return hurdles (8%-15%) are met. Carried interest typically accounts for 10%-20% of returns exceeding these hurdles. We also receive a share of base management fees from co-investments through advisory or management agreements, extending from investment inception to exit.

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
Our Focus on Sustainable Finance and Impact Investing
We use the term “impact investing” to describe investment practices seeking to generate environmental and social impacts at a portfolio level. The use and our definition of this banner term acknowledges the different interpretations and uses, globally, but particularly between the United States and Europe, of the terms “impact investing” and “sustainable finance.”
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
We also offer values aligned investing so that all of our client segments can access managers and or investment strategies aligned with how they want their wealth reflected from a purpose and values perspective. As of December 31, 2024, we have approximately $4.9 billion of our AUM/AUA in dedicated impact investing in our wealth management business; values aligned investing runs right across our AUM/AUA.

Through both impact and values aligned investing, we seek to play our part in directing capital to sustainable investments that will aid in the transition to a low carbon economy, as well as investments that are well managed and socially beneficial. Like us, our clients and investors are increasingly focused on risk-adjusted returns associated with socially and environmentally responsible investment opportunities and we consider it a fundamental part of our mission, as long-term stewards of client capital, to ensure that these non-financial investment goals are not only met, but advanced in new, innovative ways.
OUR HISTORY AND PRESENCE TO DATE
Our History

AlTi was formed as a combination of TWMH, the TIG Entities, and Alvarium. TIG was founded in 1980 by Carl Tiedemann to enable talented money managers to build their fund businesses, using a centralized platform of proven services that enable portfolio managers to focus exclusively on their clients and realize their investment objectives. Carl Tiedemann, Craig Smith, and Michael Tiedemann established TWMH on the premise that a wealth management business organized on principles of delivering a combination of excellent investment performance and high-touch client service would quickly differentiate itself from its competitors. Alvarium was established by its founder partners as LJ Capital in 2009, initially with the aim of sourcing direct and co-investments in real estate in the UK and in Central Europe. The firm rebranded as LJ Partnership and underwent a series of acquisitions, before rebranding as Alvarium in 2019. In 2024, we welcomed Allianz and Constellation as strategic partners.

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

TIG Entities

The TIG Entities were founded by seasoned entrepreneurs and over their history they have advised more than 30 financial businesses on their growth strategy. Since inception in 1980, they have supported and helped money managers build their fund businesses, using a centralized platform of services proven to allow portfolio managers to focus exclusively on portfolio management. In total, TIG launched 24 separate fund strategies. In 1993, TIG launched the current version of the TIG Arbitrage strategy, which has grown from $6 million of AUM in 1993 to $1.7 billion of AUM as of December 31, 2024. In 2018, TIG launched a new business initiative focused on making growth equity investments in alternative managers. The first investment was in Romspen, the real estate bridge lending External Strategic Manager in 2018, followed by an investment in Zebedee, the European equities External Strategic Manager in 2020, and Arkkan, the Asian credit and special situations External Strategic Manager in January 2021.

Alvarium

The firm was established as LJ Capital in 2009 to source direct and co-investments in real estate in the UK and in Central Europe. The firm, rebranded as LJ Partnership (“LJ”), continued to grow, and acquire global clients through acquisitions, including wealth management businesses in the United States, Europe, and Hong Kong. The first acquisition was Deloitte’s UK Investment Advisory business in 2011. Over the course of 2014 to 2017, LJ merged with or acquired the former Guggenheim wealth management businesses in Miami, Geneva, Lisbon and Hong Kong, and brought on board a team that originated from their business in New York. Then in 2015, LJ acquired Salisbury Partners LLP, a UK discretionary investment manager. Over the course of 2018 to 2020, it acquired Iskander in Paris, established a joint venture with Albacore in Lugano, and expanded into Milan. Also in 2019, it merged with London based media, consumer, and technology firm Lepe Partners. Finally, in 2019, LJ rebranded as Alvarium to reflect its global footprint, partners, and clients.

Strategic Partners - Allianz and Constellation

In February 2024, we announced our strategic relationship with Allianz and Constellation, for a combined investment of up to $450 million into AlTi. Constellation’s investment, $150 million in convertible preferred stock, closed in the first half of 2024, and Allianz’s investment of $250 million through a combination of Class A Common Stock and convertible preferred stock, closed in July 2024. Allianz Group is a leading global insurer and asset manager. With an operating history of over 130 years and more than 160,000 employees in 70 countries, Allianz Group serves more than 120,000 clients. Through PIMCO and AGI, Allianz Group has nearly 1.7 trillion euros in third-party AUM. Constellation is an investment advisory firm that specializes in making investments in industry-leading wealth managers. Constellation has an experienced team with deep sector expertise and relationships, particularly in the U.S.

We believe that these investments will enable AlTi to establish long-term partnerships with experienced and well-respected players in the global financial services sector, accelerating our strategy to become the leading, global, independent multi-family office platform for the UHNW segment, with an intentional and targeted expertise in alternatives, and will advance the scale and reach of AlTi’s expansion strategy, accelerating top-line growth in existing and new markets across the U.S., Europe, and Asia. As part of the investment, two Allianz representatives joined AlTi’s board as independent directors, and one representative of Constellation is an AlTi board observer.
Our Presence to Date
Our business is global, with approximately 430 professionals operating in 19 cities in 8 countries across three continents as of December 31, 2024.

Our Competitive Strengths

Large and growing addressable market. AlTi is an institution that is curated to serve the evolving UHNW demographic and meet the growing demand globally for independent advice and access to investment strategies in alternatives. Our target market, the upper end of the global wealth band, represents a $102 trillion addressable market and is expected to grow by 7% CAGR by 2028 (Morgan Stanley and Oliver Wyman). We believe there is a clear generational wealth transfer taking place as baby boomers transfer significant wealth to their heirs, foundations, charities, and endowments, and AlTi’s holistic service offering positions us to participate in this opportunity, which is estimated to be more than $80 trillion by 2045 (Cerulli Associates). UHNW clients are increasingly focused on transparency and alignment and demand direct investments and impact investing. We believe that clients are attracted to an independent advisory firm that holds similar values and has a curated set of solutions that address their holistic wealth management needs. In addition, the global demand for alternatives has been growing strongly in recent years and is expected to reach $30 trillion in 2030, a CAGR of 10% since 2017 (Preqin).

Recurring and diversified revenues. For the year ended December 31, 2024, 96% of our revenue is generated from stable management or advisory fees. In the wealth management business we have a long-tenured, multi-generational client base with a retention rate of 96% since 2020. Our predictable revenue base results in a stable earnings model with attractive growth vectors.

Global footprint. We have offices located in 19 leading financial centers, in 8 countries across the U.S., Europe and Asia, which enables us to service our clients across multiple jurisdictions. This is an important differentiator as we are well-positioned as a global and independent advisor given most multi-family offices have a regional focus, and the private banks who have a global presence are not able to offer independent advice. Our global distribution platform in our alternatives business also enables us to reach clients across three continents.

Comprehensive platform for UHNW families and wealth managers. Through our global platform we provide a holistic solution for our wealth management and OCIO clients through our full spectrum of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, family office services, cross-border wealth advice, unique access to impact and values-based investment opportunities, as well as targeted expertise in alternatives.

Identified pipeline of inorganic growth opportunities. Given our track record of executing attractive and strategic transactions in the U.S. and internationally, we are a desirable partner and have identified a pipeline of potential acquisitions across our wealth management business.

Transformative strategic partners. Our strategic partners, Allianz and Constellation, two experienced and well-respected players in the global financial services sector, provide us with the capital, experience, networks, and global operating expertise to accelerate our growth strategy and deepen our offerings and solutions.

Our Growth Strategy

We aim to continue to grow our business through the following initiatives:

New investment strategies and global presence. We expect to continue to deepen our reach and expansion in current markets, and position ourselves for expansion into complementary new markets in the U.S., Europe, and Asia, where we can bolster our client base, as well as enhance our service offering to existing clients across multiple jurisdictions. Our focus will be on markets with attractive characteristics including significant market size, low regulatory barriers, and limited competition, where we can leverage our existing footprint. We plan to offer private markets and impact investing solutions, which also have significant appeal to UHNW clients, foundations, and institutional investors, and where we are able to leverage our global distribution platform and our strategic partners’ expertise and networks.

Select acquisitions. We expect to continue to diligently evaluate and execute inorganic opportunities which will enhance our platform by broadening our global footprint or enabling us to expand our product offerings. We have a proven track record in the wealth management, taking a disciplined approach to our pipeline and acquisition criteria. We focus on the target firm’s profile, footprint, and fit. As an independent platform with long-tenured clients and an extensive suite of services, we are a desirable partner for firms seeking consolidation and growth.

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

Growth through impact offering. As of December 31, 2024, assets invested in impact strategies accounted for $4.9 billion of our AUM, and are a key area of growth within our wealth management platform. We are also planning to offer impact strategies in our alternatives business as they have significant appeal to UHNW clients, foundations, and institutional investors.

Strong M&A track record
We have the mergers and acquisition experience to complement our established track record of organic growth, having made a number of acquisitions or joint venture investments to date. Below are three examples of such accretive transactions.

United States

East End Advisors	Envoi	Threshold Group

•Acquired New York based independent advisory firm with ~$6 billion AUM in 2024 •Enhanced outsourced OCIO capabilities	• Acquired Minneapolis -based UHNW wealth manager with ~$3 billion AUM in 2024 • Expands operations to the Midwest region, fortifying AlTi’s domestic footprint	•Acquired Seattle-based ~$3.4 billion AUM wealth manager in 2017 •Grew scale and West Coast presence in wealth management •Expanded impact investing

International

Albacore Wealth Management	AL Wealth	Pointwise

•Acquired 30% stake in Lugano-based ~$943 million AUM wealth manager in 2019 and remaining stake in 2023 •Expanded Swiss and Italian presence and client-base	• Acquired Singapore -based ~$1 billion AUM wealth manager in 2023 • Expanded Asian presence and entered a key investment & philanthropic hub for global and regional families	•Acquired 50% stake in London-based wealth manager in 2020 and remaining stake in 2024 when AUM was ~$670 million •Deepened operations in the United Kingdom
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
Through our business lines, we intend to: (1) provide our clients and investors access to unique investment and co-investment opportunities; (2) provide customized service to meet the needs of our clients and their families; (3) invest with intention—taking seriously the modern responsibilities of wealth; (4) innovate continuously to meet the needs and aspirations of our clients and investors; and (5) grow rapidly—both organically and by acquisitions—to build a premier global wealth management firm.
Competition
Wealth & Capital Solutions

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
In addition to competition on the local level, we face intense competition in the markets in which we operate from national and international wealth managers, ranging from large independent wealth managers, wealth managers that sit within larger financial institutions, to private equity-backed wealth management platforms, which have been relatively recently built through serial acquisitions, driving near-term scale, enhanced scope of investment capabilities, and exposure to new markets.

Key competitors in the United States are regional or national independent multi-family offices, or consultants, including BBR, Brown Advisors, SCS, Jordan Park, Cresset, and Mercer Advisors, or banks or trust companies such as: Bessemer Trust, UBS, Northern Trust, JP Morgan and Goldman Sachs. Internationally we compete with certain local multi-family offices focused on specific regions or countries, as well as with consultants, such as: We Family Offices, Cambridge Associates and ARC. However, internationally our primary competitors currently are the banks such as UBS, Goldman Sachs, Pictet, and JPMorgan.
International Real Estate
The real estate investment management industry is highly competitive, and we expect it to remain so. We compete globally and regionally for both fund investors and investment opportunities, with competition varying across business lines, geographies, and financial markets.

We compete for investors based on factors such as investment performance, reputation, service quality, product breadth, and fee structures. For investment opportunities, key competitive factors include market relationships, access to capital, execution capabilities, and pricing. Our competitors include public and private funds, banks, finance companies, private equity, and hedge funds—many of which are larger and have greater resources or lower costs of capital.

Additionally, as institutional investors consolidate their investments among fewer managers, competition is expected to intensify, potentially reducing market inefficiencies our funds seek to exploit. We also face strong competition in attracting and retaining qualified employees, which is critical to our continued success.
For additional information concerning the competitive risks that we face, see “Risk Factors” in Item 1A.
Employees
As of December 31, 2024, we employed approximately 430 professionals. We recognize the important link between corporate values, employee engagement, and corporate performance. We also strive to foster a supportive environment that cultivates professional growth and development and encourages team members to continuously develop their skills. We consider our relationship with employees to be vital and are focused on effective attraction, development, retention, compensation and benefits for all employees. This includes workforce and management development, corporate culture and leadership quality, and morale and development, which are vital to the success of our innovation-driven growth strategy. Our values are built on mutual respect, constructive dissent, operating at the highest standard, and acting in the best interest of our stakeholders.
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
Besides the United States, we currently have operations in France, Hong Kong, Italy, Portugal, Singapore, Switzerland and United Kingdom. As we expand our operations in the United States, Europe, Asia and other jurisdictions, we will become subject to various legislative frameworks in those jurisdictions.

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
•Higher interest rates could have a material adverse effect on our business and that of our investment products and services’ portfolio companies.
Risks Related to our Business and Industry
•We are a holding company and our only material asset is our interest in our subsidiaries, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement (see Note 20 (Commitments and Contingencies) to our consolidated financial statements included in this Annual Report) and pay dividends.
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
•As previously disclosed, we have identified material weaknesses in our internal control over financial reporting and may find additional weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
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
General Risk Factors
•We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and our share price, which could cause you to lose some or all of your investment.
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

Our business is affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, current high interest rates, the availability and cost of credit, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our clients and the possibility of changes to regulations applicable to alternative asset managers), trade policies by the U.S. or other countries (such as tariffs or retaliatory tariffs as those proposed or imposed by the new U.S. Administration), commodity prices, currency exchange rates and controls, supply chain disruptions, consumer spending, employment levels, labor shortages, challenging labor market conditions, wage stagnation, energy prices, home prices, commercial property values, federal government shutdowns, political elections and administration transitions, national and international political events (including conflicts, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics. These factors are outside of our control and may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we and our investment products and services may not be able to or may choose not to manage our exposure to these conditions. Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies. Concerns over increasing inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility.
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

Inflation continued at elevated levels in 2024 and may remain elevated in 2025. Inflation could have an adverse impact on any variable rate debt and general and administrative expenses, as these costs could increase at a rate higher than our revenue. While the inflation rate has decreased, prices remain high. Certain of our investment products and services and their portfolio companies operate in industries that have been impacted by inflation. Inflationary pressures have continually increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our investment products and services’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in the operating results of our investment products and services’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investment products and services’ investments could result in future realized or unrealized losses.

Higher interest rates could have a material adverse effect on our business and that of our investment products and services’ portfolio companies.
Higher interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our investment products and services’ capital. Interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on us cannot be controlled and are extremely difficult to predict. High interest rates may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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
Furthermore, the COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate assets due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full time basis. Lower occupancy, rental rates and declining values in our real estate portfolio could have the following negative effects on us:
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. If such events were to occur again in the future and result in the receivership of financial institutions, there is no guarantee that the U.S. Department of the Treasury, FDIC and/or Federal Reserve, as applicable, take such actions in the future that they would do so in a timely fashion or that such actions, if taken, would have their intended effect or would fully protect depositors or counterparties.
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
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations, our financial condition, and results of operations.
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
Dividends on our shares, if any, will be paid at the discretion of the Board, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on our ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, entities are generally prohibited under relevant law from making a distribution to a stockholder to the extent that, at the time of the distribution, after giving effect to the distribution, the liabilities of such entity (subject to certain exceptions) exceed the fair value of its assets. If our subsidiaries do not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.
Our revenue is derived from fees correlated to the amount of AUM and AUA that we have and the performance of our investment strategies and/or products. Poor performance of our investments in the future or terminations of significant client relationships, in each case, resulting in a reduction in AUM or advisement, could have a materially adverse impact on our results, financial condition or business.
The success and growth of our business is dependent upon the performance of our investments. Poor performance of our investments could cause a decline in our revenues as a result of reduced management fees and incentive fees from our clients, as applicable, and may therefore have a materially adverse impact on our results. If we fail to meet the expectations of our clients or our investments otherwise experience poor investment performance, whether due to general economic and financial conditions, our investment acumen or otherwise, our ability to retain existing AUM or advisement and attract new clients could be materially adversely affected and our management fees and/or incentive fees would be reduced. Furthermore, even if the investment performance of our investments is positive, our business or financial condition could be materially adversely affected if we are unable to attract and retain additional AUM and AUA consistent with our past experience, industry trends or investor and market expectations.
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
•future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;
•the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past;
•the increased competition for investments may reduce our returns in the future; and
•our newly established funds may generate lower returns during the period that they take to deploy their capital.
The future return for any current or future fund may vary considerably from the historical return generated by any particular fund, or for our investment products and services as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests.
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
We may pursue acquisitions of assets or businesses that are complementary to our business. For any such acquisitions, the optimization of our combined operations may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such future acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such acquisitions.
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
Potential conflicts of interest may arise in the allocation of investment opportunities among funds.
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
•changes in governmental policies;
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

As part of our day-to-day operations outside the United States, we are required to maintain compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Changes in governmental policy may adversely affect the profitability of our business. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
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
In our client portfolios, we maintain (depending upon client objective and mandate) allocations of investments in Asian equities and Emerging Market Funds. In both cases, we have direct exposure to Hong Kong equities, Chinese equities and equities of other Asian countries for which China is a significant export market. In the case of a significant change in how the Chinese government treats Hong Kong or regulation of its equity markets, or how China itself evolves from a sovereign risk perspective, there may be risk to the valuation of these shares. Our Hong Kong wealth management business represents $1.0 billion in AUM as of December 31, 2024, which represents approximately 1.3% of our AUM and less than 2.7% of revenue for the year ended December 31, 2024. Moreover, more than 99% of our Hong Kong client assets are custodied in locations other than China or Hong Kong.
Our business operations and financial condition may be affected by political and legal developments in Hong Kong. Hong Kong is a special administrative region of the People’s Republic of China (the “PRC”) and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems.”
However, there is no assurance that the PRC will not cause changes in the economic, political and legal environment in Hong Kong in the future. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. Any reduction in Hong Kong’s autonomy may have adverse global implications. Tensions between the United States and China with respect to international trade policy, human rights and relations with Taiwan and Russia may result in the imposition of more tariffs, export controls or economic sanctions, the application of which may be extended to Hong Kong. Legislative or administrative actions with respect to China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Common Stock could be adversely affected.

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
Our business is subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission, the IRS, and other regulatory agencies. Any change in such regulation or oversight could materially increase our financial burden in order to comply with such regulation or have a material adverse effect on our business, financial condition and results of operations. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business, financial condition and results of operations could be materially and adversely affected. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of certain of our subsidiaries’ registrations as investment advisors, recession of contracts or products that we offer. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
The SEC continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, including the allocation of broken-deal expenses, marketing practices, allocation of investment opportunities, disclosures to investors, and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our clients or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit may result in our being subject to new and increased regulations if we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
We are subject to the fiduciary responsibility provisions of ERISA and the prohibited transaction provisions of ERISA and Section 4975 of the Code in connection with the management of certain of funds. With respect to these funds, this means that (1) the application of the fiduciary responsibility standards of ERISA to investments made by such funds, including the requirement of investment prudence and diversification, and (2) certain transactions that we enter into, or may have entered into, on behalf of these funds, in the ordinary course of business, are subject to the prohibited transactions rules under Section 406 of ERISA and Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of an ERISA plan, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA), or “disqualified person” (as defined in the Code), with whom we engaged in the transaction. In addition, a court could find that our funds that invest directly in operating companies have formed a partnership-in-fact conducting a trade or business with such operating companies and would therefore be jointly and severally liable for these companies’ unfunded pension liabilities.
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

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but where they afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800). The new U.S. Administration may also seek to expand the scope of regulation on foreign investment through executive orders.
The Business Combination resulted in investments in various U.S. entities by non-U.S. persons that could be considered by CFIUS to result in a covered control transaction that CFIUS would have authority to review. IlWaddi Cayman Holdings is organized in the Cayman Islands and has its principal place of business in Qatar, and its sole ultimate beneficial owner is a Qatar national, and holds approximately 15.0% of our issued and outstanding Common Stock. Global Goldfield Limited is organized in and has a principal place of business in Hong Kong, and its sole ultimate beneficial owner is a Hong Kong national, and holds approximately 8.7% of our issued and outstanding Common Stock. Several of our directors and executive officers, including each of such persons who is currently a partner and/or officer of AlTi, are also citizens and/or residents of countries other than the United States. While we do not believe that any of the foregoing foreign persons or entities, nor any other foreign person or entity, “controls” us or any of our subsidiaries, CFIUS or another U.S. governmental agency could choose to review any of our past or proposed transactions, including the Business Combination, involving new or existing foreign investors, even if a filing with CFIUS is or was not required at the time of such transaction.
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
We may be subject to the excise tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Class A Common Stock.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which, among other things, imposes a 1% excise tax on any domestic corporation the stock of which is traded on an established securities market (a “covered corporation”) that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, subject to certain exceptions and adjustments. Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act and the Excise Tax may apply to any future redemptions of our stock.
Federal, state and foreign anti-corruption, export control and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control and economic and trade sanctions laws and regulations based on U.S. foreign policy and national security goals against targeted foreign states, regions, organizations, entities and individuals. These laws and regulations relate to a number of aspects of our business, including with respect to servicing existing investors, finding new investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

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

Under applicable SEC rules, investment advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees make a contribution to certain elected officials or candidates.

These rules could impose significant economic sanctions on our business if we or one of the other persons covered by the rules make any prohibited contribution or payment, whether or not material or with an intent to secure an investment from certain government entities, including a public pension plan. We may also acquire other investment managers or hire additional personnel who are not subject to the same restrictions as us, but whose activity, and the activity of their principals, prior to our ownership or employment of such person, could affect our product raising. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
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

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers above a specific asset threshold. This rule, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications. In addition, as directed under the Dodd-Frank Act, on October 26, 2022, the SEC adopted final rules under which companies listed on the NYSE and Nasdaq will be required to adopt “clawback” policies that mandate recovery by companies of certain incentive-based compensation awarded to current and former executives in the event of an accounting restatement. On June 9, 2023, the SEC approved, on an accelerated basis, the NYSE and Nasdaq proposed listing standards implementing the SEC’s Dodd-Frank rules covering the recovery of erroneously awarded compensation and the listing standards became effective on October 2, 2023.
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

•In October 2023, the SEC adopted amendments to accelerate the filing deadlines for companies to make filings of beneficial ownership and to expand the scope of instances where such a filing is required, and rules to require certain asset managers to file with the SEC on a monthly basis certain data related to their short sales activity. The adopted rules require that we to devote additional resources to fulfilling our beneficial ownership and short-sale reporting obligations and there may be additional regulatory attention focused on such activities.
•In May 2023, the SEC adopted amendments to Form PF (the “Form PF Amendments”) that greatly expand the type, amount, and frequency of information the SEC collects from private fund advisers registered with the SEC. The Form PF Amendments require (i) new “quarterly event” reporting for all private equity fund advisers within 60 days of the end of the fiscal quarter regarding certain trigger events (including adviser-led secondary transactions), (ii) expanded reporting for “large private equity fund advisers,” including reporting on any general partner clawback reporting on any limited partner clawback that is more than 10% of the fund’s capital commitments and additional information on events of default, and (iii) new “current” reporting for “large hedge fund advisers” upon a “trigger event,” including certain extraordinary investments losses that are 20% or more of a fund’s reporting fund aggregate calculated value over a rolling 10 business day period, significant margin and default events, certain operations events with respect to the fund’s critical operations, and events associated with withdrawals and / or redemptions of 50% or more of the fund’s net asset value. The Form PF Amendments require the adviser to file additional Form PF reports requiring significant quantitative and qualitative analyses. Consequently, certain of our investment adviser entities will have to devote resources and attention to complying with this additional requirement. The Form PF Amendments will impose operational burdens on such subsidiaries as it will have to build or modify systems to gather the information required by the newly adopted reporting regime. This could result in increased compliance and monitoring costs and divert resources away from advancing a fund’s profitability.
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

These proposed rules, if adopted, could significantly impact the regulatory landscape applicable to our operations, potentially resulting in increased compliance obligations and associated costs. Additionally, they could affect our business by making it more costly financially or burdensome for us to engage in certain business transactions. However, the outcome and timing of these proposed rules remain uncertain. The recent change in the U.S. Administration may influence the SEC’s regulatory priorities and the ultimate disposition of these proposals. At this time, it is unclear whether these proposed rules will be adopted in their current form, modified, or withdrawn altogether.
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
We may be subject to increasing scrutiny from our clients with respect to the societal and environmental impact of investments we make, which may adversely impact our ability to retain clients or to grow our client base and assets under management or AUA, and also may cause us to more likely invest client capital based on societal and environmental factors instead of investing client capital in the investment opportunities with the highest return potential for a particular level of risk.
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
The European Commission has implemented various legislative reforms, which include, without limitation: (a) Regulation 2019/2088 regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, for which most rules took effect beginning on March 10, 2021; (b) a regulation regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which takes effect in a staggered approach following the first phase which came into effect as of January 1, 2022; and (c) amendments to existing regulations including MiFID II and AIFMD to embed ESG requirements. As a result of these legislative initiatives, we may be required to provide additional disclosure to investors in our funds with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or misselling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways.

ERISA regulations require that an ERISA plan fiduciary base its investment decisions on factors that the fiduciary reasonably determines are relevant to a “risk and return analysis, using appropriate investment horizons consistent with the plan’s investment objectives and taking into account the funding policy of the plan established pursuant to section 402(b)(1) of ERISA.” The responsible fiduciary of each ERISA plan must determine whether to invest in our Class A Common Stock independently and without relying on any information provided by us as advice or a recommendation in connection with such determination.
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
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Our compliance obligations include those relating to state laws, such as the California Consumer Privacy Act (“CCPA”), which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the General Data Protection Regulation (“GDPR”), which applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit, and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.
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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and investment managers has been increasing. Our asset management and advisory activities may expose us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for, for example, materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Since November 2022, Home REIT and AHRA, which served as its investment advisor until June 30, 2023, have been the subject of allegations regarding Home REIT’s operations, stemming from a report issued by a short seller and Home REIT has seen its financial performance materially decline. AlTi was formed on January 3, 2023 through a business combination transaction that included certain legacy Alvarium companies. Although AHRA was sold prior to the business combination and has never been a subsidiary of AlTi, we were required under GAAP to consolidate its results in our financial statements until June 30, 2023, when it was deconsolidated. HLIF pursues a similar investment strategy to Home REIT and its financial performance has similarly declined significantly since the end of 2021. The historic management of these funds by certain legacy Alvarium companies is now the subject of investigations by the UK FCA and, in the case of Home REIT, potential claims are being asserted by its current and former shareholders and, separately, by Home REIT and its directors against certain group entities (AFM UK and ARE). We no longer provide services to Home REIT. Notwithstanding this, we or our subsidiaries may potentially suffer reputational damage from the allegations concerning the historic management of Home REIT or HLIF. Further, we may be subject to the risk of legal and regulatory liabilities or actions alleging breach of regulatory rules and/or principles, negligence, misconduct (including deceit), breach of fiduciary duty or breach of contract. In particular, although the UK FCA’s investigations concerning the historic management of Home REIT and HLIF only commenced in February 2024 and their outcomes cannot be known or anticipated as at the date of this Annual Report, any financial penalties or other adverse outcomes resulting from these investigations may adversely affect our business, financial condition or results of operations. Similarly, if any litigation or other action is commenced against AFM UK and/or ARE in connection with Home REIT, whilst it is not possible at this point in time for us to reliably assess the quantum of such claims, or AFM UK’s and ARE’s potential exposure, such claims may potentially be material to the Company and, although our intent is for any such claims to be defended, an adverse outcome could have an adverse affect on the business, financial condition or results of operations. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Significant legal expenses may be incurred in defending litigation and responding to regulatory investigations. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.

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
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our compliance with obligations as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
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
We have identified material weaknesses in our internal control over financial reporting and may find additional weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
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

We previously identified material weaknesses in internal control over financial reporting, primarily stemming from insufficiently documented risk assessments, process-level controls, and information technology controls supporting our financial statements and reporting. Consequently, our Chief Executive Officer and Chief Financial Officer have determined that our internal controls and disclosure controls and procedures were ineffective as of December 31, 2024.] To address these weaknesses, management is actively implementing remediation plans, including a testing plan to determine the effectiveness of controls that support our financial statements and reporting, the recruitment of additional accounting personnel and the establishment of process-level controls, management review protocols, and documentation policies. These measures aim to ensure the completeness and accuracy of financial statement disclosures and to identify and mitigate emerging risks. During 2024, management was able to successful remediate the previously identified material weakness related to the lack of sufficiently documented risk assessments. While progress has been made on the remaining material weaknesses, further time is needed to complete the implementation and enhance our internal control over financial reporting.
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

The trading market for our Class A Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If securities or industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price of our Class A Common Stock would likely be negatively impacted and we could lose visibility in the financial markets. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our Class A Common Stock could decline.
As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which will impose additional costs on us and may strain our resources and divert our management’s attention.
As a company with publicly traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities laws and regulations. These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These new obligations will also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in this Annual Report and in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our Class A Common Stock.
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
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both, which may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of Class A Common Stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A Common Stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
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
General Risk Factors
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and our share price, which could cause you to lose some or all of your investment.
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
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our securities or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. Further, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and clients and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
Future resales of shares may cause the market price of our securities to drop significantly, even if our business is doing well.

Pursuant to the Registration Rights and Lock-Up Agreement and the Sponsor Support Agreement, dated September 19, 2021, by and between the Company, Sponsor, TWMH, the TIG Entities, and Alvarium (the “Sponsor Support Agreement”) subject to certain exceptions, the Sponsor and certain stockholders receiving shares of Company stock as consideration pursuant to the Business Combination Agreement are contractually restricted from selling or transferring a portion of their shares. The last applicable lock-up period will expire on January 3, 2026.
Following the expiration of the applicable lock-up period, no equity holders will be restricted from selling shares of the Company held by them, other than by applicable securities laws. As such, sales of a substantial number of our securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities. Pursuant to the subscription agreements for the private placements and the registration rights and lock-up agreement, we were required to register the resale of the Class A Common Stock issued to the subscribers that agreed to purchase shares of Class A Common Stock at the Closing pursuant to the Private Placement, including, without limitation, as reflected in the Subscription Agreements and securities received by certain stockholders as consideration pursuant to the Business Combination Agreement. As restrictions on resale end and as long as the registration statements we filed after the Closing to provide for the resale of such shares from time to time remain available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the Company’s share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
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
We maintain policies regarding our information security practices, including an incident response plan to coordinate response and mitigation efforts in the event we experience a cybersecurity incident. These policies require notification of cybersecurity incidents to our information security team, and if warranted based on the perceived level of severity of the incident, to members of our executive leadership. We have not identified any cybersecurity incidents or threats that have materially affected us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please consult “ITEM 1A. RISK FACTORS.”

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
ITEM 2. PROPERTIES
Our corporate headquarters, which we lease, is located at 22 Vanderbilt Avenue, 27th Floor, New York, NY. Additionally we lease office space in Bethesda, Dallas, Geneva, Hong Kong, Lisbon, London, Lugano, Miami, Milan, Minneapolis, New York, Palm Beach, Paris, Portland, San Francisco, Seattle, Singapore, Toronto, Wilmington and Zurich. The Company does not own any real estate. We believe that our existing office space is sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of our business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. For additional information, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations of AlTi Global, Inc. - Litigation” and Note 20 (Commitments and Contingencies) to our consolidated financial statements included in this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock trades on the Nasdaq Capital Market under the symbol “ALTI.”
Holders
As of March 14, 2025, there were 351 holders of record of our Class A Common Stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Our Business
AlTi is a leading independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary capabilities as well as alternative investment strategies and advisory services. AlTi’s comprehensive offering is underscored by a commitment to impact or values-aligned investing. We manage or advise approximately $75.7 billion in combined assets as of December 31, 2024. Our business is organized into two operating segments - Wealth & Capital Solutions and International Real Estate:
•in our Wealth & Capital Solutions segment, we provide holistic solutions for our wealth management and OCIO clients through a comprehensive array of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. The segment also reflects the results of our internally managed event-driven strategy and our stakes in three externally managed alternative investment strategies;
•in our International Real Estate segment, we assist our investors with real estate co-investments by providing access to highly differentiated opportunities in these areas as well as structuring and selecting partners with a proven track record in alternative asset classes, with attractive risk adjusted return characteristics.

The current segment composition was introduced as of the third quarter ended September 30, 2024, following the completion of a strategic review of certain businesses within the historically defined Strategic Alternatives segment. Following this strategic review, and consistent with management’s overall view of the core business, it was determined that the businesses reflected in the International Real Estate segment are not additive to our long-term strategy. Several strategic options are currently under consideration, and our objective is to finalize a course of action in the near future.

We operate a global business, with approximately 430 professionals operating in 19 cities in 8 countries across three continents as of December 31, 2024.

Our strategy seeks to enhance our organic growth through acquisitions and integrations of other wealth and investment management businesses in both our existing and new markets. We believe that we are well positioned to capitalize on global market trends and dynamics that we see facing our world as well as the industry, clients, investors, and businesses we serve.

Fee Structure
Our comprehensive range of services generates a diverse array of revenue streams. These revenue streams fall broadly into four categories: (i) recurring management, advisory, trustee, or administration fees; (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees:
•Management, advisory, trustee, and administration fees are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from investment management, investment advisory, trusts, and family office services. The recurring nature of these fees is underpinned by the client retention rate of wealth management services which means that these fees are also relatively stable.
•Incentive or performance fees are comprised primarily of annual performance or incentive fees which may be earned by providing investment management and advisory as well as fund management activities. It also includes carried interest payments we earn on co-investment. These fees, being performance related, are variable in nature and more susceptible to impact from exogenous factors. As a result, performance and incentive fees provide potential upside to our revenues in the future and, in our view, can be highly accretive to our profitability.
•Distributions from investments are generated from the equity interests we have in three external managers. Distributions from each external manager are recorded upon receipt of the distribution. These distributions are generated through our equity interest in the external manager’s management fees and incentive fees. The management fee component of the distributions is recurring in nature, while the incentive portion, which is performance based, is more susceptible to impact from exogenous factors.
•Other income or fees included transaction fees from businesses we have exited such as strategic advisory, corporate advisory, brokerage, and placement agency services. Transaction fees are generally non-recurring in nature, are typically commission based, and are payable on the successful completion of a transaction.
Wealth & Capital Solutions Income
Management Fees
Investment management or advisory fees are the primary source of revenue in our Wealth & Capital Solutions segment. These fees are generally calculated on the basis of a percentage of the value of each client’s assets (AUM or AUA) and are charged using either an average daily balance or ending balance, quarterly in arrears. Fees from internal fund management and advisory services related to our capital solutions platform are approximately 0.75% to 1.5% of the net asset value of the underlying investments.
AUM refers to the market value of all assets that we manage, provide discretionary investment advisory services on, and have execution responsibility for. Although we have investment responsibility for AUM, we include both billable (assets charged fees) and non-billable assets (assets exempt from fees) in our AUM calculation (e.g., we have agreements with certain clients under which we do not bill on certain securities or cash and cash equivalents held within their portfolios). AUM includes the value of all assets managed or supervised by operating partner subsidiaries, affiliates, and joint ventures in which the Company holds either a majority or minority stake.
AUA consists of all assets we are responsible for overseeing and reporting on, but we do not necessarily charge fees on all such assets. Billable assets represent the portion of our assets on which we charge fees. Non-billable assets are exempt from fees and consist of assets such as cash and cash equivalents in certain agreed upon situations, personally owned real estate, and other designated assets. Our calculations of AUM and AUA may differ from the calculation methodologies of other wealth managers and, as a result, this measure may not be comparable to similar measures presented by other wealth managers.
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
Incentive Fees

TIG Arbitrage is entitled to receive incentive fees from the assets it manages if certain performance returns have been achieved. These incentive fees range from 15% to 20% of net profits. In compliance with ASC 606, we recognize these fees only when it is probable that a significant revenue reversal will not occur. Our incentive fees are not subject to clawback provisions.

Wealth management clients in certain jurisdictions may also pay performance or incentive fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.

Distributions from Investments

Distributions from investments are earned through our profit or revenue sharing arrangements with the External Strategic Managers. Our economic interests in the External Strategic Managers are as follows:
•Real Estate Bridge Lending Strategy—21% profit share;
•European Equities—25% revenue share; and
•Asian Credit and Special Situations—12% revenue share
The External Strategic Managers distributions from investments are all driven by a management fee component while the distributions from European equities and Asian credit and special situations also have an incentive fee component depending on performance. Depending on the fund, the incentive fee component can range from 15% to 35% of the net profit/income, in excess of a 10% return hurdle.
International Real Estate Income
Real Estate Fund Advisory Fees
We earn management fees in our International Real Estate segment through private real estate fund advisory and recurring fees. These fees, governed by an investment advisory agreement, are calculated on a sliding scale based on the fund’s net asset value.
Real Estate Co-investment Fees
As sponsors of private market transactions, we generate income from debt and equity structures, including arrangement, management, advisory, performance, and transaction fees. Arrangement fees range from 50 to 100 basis points of contributed equity. Equity structures typically last three to ten years, with fees between 50 and 175 basis points of committed or drawn equity. Debt structures range from 12 to 36 months. Fees are received monthly, quarterly, or annually.

We may earn a share of performance-related entitlements, such as carried interest, if investor return hurdles (8%-15%) are met. Carried interest typically accounts for 10%-20% of returns exceeding these hurdles. We also receive a share of base management fees from co-investments through advisory or management agreements, extending from investment inception to exit. If we establish feeder vehicles for clients, additional administration and advisory fees may apply.
Market Trends and Business Environment

Revenues from our Wealth & Capital Solutions and International Real Estate segments are predominantly derived from asset based management, performance or incentive fees; distributions from investments; and other income or fees. Each revenue source is affected by conditions in the financial markets and economic conditions, particularly in the U.S. and to a lesser extent in Europe and Asia. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. In 2024, overall, economic conditions were strong in the US as the U.S. economy seems to have engineered a soft landing; this in combination with strong gains from leading U.S. technology shares on the back of investor enthusiasm around Generative AI led U.S. shares higher, with double digit gains for the second year in a row.

As a wealth and investment business, our clients have had exposure to financial markets, particularly the U.S. market, where our positioning has benefited from the more than 20% gains over the year. Uncertainty has also risen and our positioning for some clients in asset classes such as gold and absolute return hedge strategies have also been additive. Robust credit conditions and strong demand for infrastructure have fuelled solid returns for our private credit and infrastructure focused managers.

In contrast, investors remain cautious on the outlook for fiscal sustainability in the U.S. and this in concert with lingering concerns around the outlook for inflation, particularly in the U.S., led to rising longer dated Government bond yields in 2024. While we are generally under-weighted for clients in duration, Government bonds in general delivered slightly negative returns for the year. Markets outside the U.S. and outside of U.S. large cap also trailed in performance on a relative basis; while we have more limited exposure, these areas were relative headwinds to performance.

Despite the Federal Reserve’s decision to cut interest rates in 2024, the higher cost of capital environment, ongoing increases in construction costs and generally stagnating real estate prices are negatively impacting some of the real estate segments in which we operate. These declines impact the level of management fees that we earn. On the private real estate side within the International Real Estate segment, the more difficult market and interest rate conditions may reduce the ultimate return expected from some of these investments. It is important to note that these assets are utilized in conjunction with longer-term investment strategies and are not subject to daily market pricing.

Non-Comparability of Predecessor Period
Our results for the year ended 2022 reflect only the results of TWMH and do not include the results of the TIG Entities, Alvarium, or Cartesian Growth Capital. Therefore, prior period amounts, related to 2022 are not comparable to the amounts presented for 2024 or 2023. Please see “Results of Operations” and “Reconciliation of Consolidated US GAAP Financial Measures to Certain Non-US GAAP Measures” for a detailed discussion of the underlying drivers of our results, including the accretive impacts of the Business Combination.
Managing Business Performance and Key Financial Measures
Non-US GAAP Financial Measures
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP financial measures, which do not have uniform definitions. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable US GAAP measure of net income (loss). Adjusted Net Income represents net income (loss) before taxes plus (a) add-back of non-cash expense related to awards of Class A Common Stock (approved post-Business Combination), (b) add-back of non-cash expense related to awards of Class A Common Stock (approved pre-Business Combination), (c) add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including compensation arrangements, legal fees, accounting advisory fees, litigation settlements, and M&A-related audit fees among others, (d) add-back of the change in fair value of the warrant liabilities, (e) add-back of the change in unrealized gains/losses related to Investments held at fair value and includes the non-recurring realized gain for the sale of FOS ($9.4 million) for the year ended December 31, 2024, (f) add-back of the change in fair value of the earnout liabilities, (g) add-back of the change in unrealized gains/losses related primarily to the TRA liability, (h) add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment., (i) add-back of impairment of intangible assets and carried interest/equity method investments, (j) add-back of the impairment of goodwill, (k) add-back of the amortization of the step-up in equity method investments, (l) add-back of reported interest, depreciation, amortization, and tax adjustments of the Company's equity method investments, (m) add-back of the change in fair value of Preferred stock tranche liability. Adjusted EBITDA represents adjusted net income plus (a) interest expense, net, (b) income tax expense, (c) adjusted income tax expense less income tax expense, and (d) depreciation and amortization expense.

We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP measures to track our performance. These non-US GAAP financial measures may not be comparable to similarly titled measures used by other companies and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “Components of Consolidated Results of Income” and are prepared in accordance with US GAAP. For the specific components and calculations of these non-US GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with US GAAP, see “Reconciliation of Consolidated US GAAP Financial Measures to Certain Non-US GAAP Measures.”

The following table presents the non-US GAAP financial measures for the periods indicated:

	For the Year Ended		Favorable (Unfavorable)
(Dollars in Thousands)	December 31, 2024	December 31, 2023	$ Change
Revenues
Management/advisory fees	$190,455	$180,861	$9,594
Incentive fees	3,256	43,377	(40,121)
Distributions from investments	12,304	17,185	(4,881)
Other income/fees	920	5,494	(4,574)
Total Revenues	206,935	246,917	(39,982)

Net income (loss)	(174,305)	(311,215)	136,910
Interest expense	22,146	14,501	7,645
Income tax expense (benefit)	(21,133)	(10,534)	(10,599)
Depreciation & Amortization	14,552	17,039	(2,487)
EBITDA Reported	(158,740)	(290,209)	131,469

Stock based compensation (a)	24,215	25,225	(1,010)
Stock based compensation - Legacy (b)	(77)	24,697	(24,774)
Transaction expenses (c)	40,368	43,597	(3,229)
Change in fair value of warrant liabilities (d)	—	12,866	(12,866)
Change in fair value on investments and non-recurring realized gain/losses on sales (e)	5,573	(4,684)	10,257
Change in fair value of earnout liabilities (f)	(30,727)	(31,126)	399
Change in fair value of TRA liability (g)	(3,855)	233	(4,088)
Organization streamlining cost (h)	18,202	12,076	6,126
Impairment (non-cash) (i)	53,390	73,594	(20,204)
Impairment goodwill (j)	69,724	153,859	(84,135)
Losses on EMI/Carried Interest (non-cash) (k)	(3,292)	5,017	(8,309)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (l)	1,619	2,889	(1,270)
Change in fair value of Preferred stock tranche liability (m)	(600)	—	(600)
Adjusted EBITDA	$15,800	$28,034	$(12,234)
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-Business Combination).
(c)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including compensation arrangements, legal fees, accounting advisory fees, litigation settlements, and M&A-related audit fees among others.
(d)Add-back of the change in fair value of the warrant liabilities.
(e)Add-back of the change in unrealized gains/losses related to Investments held at fair value and includes the non-recurring realized gain for the sale of FOS ($9.4 million) for the year ended December 31, 2024.
(f)Add-back of the change in fair value of the earnout liabilities.
(g)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.

(h)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment.
(i)Add-back of impairment of intangible assets and carried interest/equity method investments.
(j)Add-back of the impairment of goodwill.
(k)Add-back of the amortization of the step-up in equity method investments.
(l)Add-back of reported interest, depreciation, amortization, and tax adjustments of the Company’s equity method investments.
(m) Add-back of the change in fair value of Preferred stock tranche liability.

Reconciliation of Consolidated US GAAP Financial Measures to Certain Non-US GAAP Measures
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP measures to assess and track our performance. Adjusted Net Income and Adjusted EBITDA as presented in this Annual Report are supplemental measures of our performance that are not required by, or presented in accordance with, US GAAP.

The following table presents the reconciliation of net income as reported in our Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Year Ended
	December 31, 2024				December 31, 2023
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(114,616)	$(73,051)	$(7,771)	$(195,438)	$(15,129)	$(279,574)	$(27,046)	$(321,749)
Stock based compensation (a)	21,004	(46)	3,257	24,215	23,406	733	1,086	25,225
Stock based compensation - Legacy (b)	(50)	(27)	—	(77)	9,017	15,606	74	24,697
Transaction expenses (c)	26,443	3,908	10,017	40,368	21,666	12,523	9,408	43,597
Change in fair value of warrant liabilities (d)	—	—	—	—	—	—	12,866	12,866
Change in fair value of (gains)/losses on TRA (e)	—	—	(3,855)	(3,855)	—	—	233	233
Changes in fair value of (gains)/losses on investments and non-recurring realized gain/losses on sales (f)	6,573	(954)	(46)	5,573	(4,684)	—	—	(4,684)
Change in fair value of earnout liabilities (g)	7,805	—	(38,532)	(30,727)	(1,745)	—	(29,381)	(31,126)
Organization streamlining cost (h)	1,792	15,171	1,239	18,202	3,202	8,348	526	12,076
Impairment (non-cash) (i)	47,970	5,420	—	53,390	—	73,594	—	73,594
Impairment goodwill (j)	29,367	40,357	—	69,724	—	153,859	—	153,859
(Gains)/Losses on EMI/Carried Interest (non-cash) (k)	(4,486)	1,194	—	(3,292)	—	5,017	—	5,017
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (l)	11	1,608	—	1,619	470	2,419	—	2,889
Change in fair value of Preferred stock tranche liability (m)	—	—	(600)	(600)	—	—	—	—
Adjusted income (loss) before taxes	21,813	(6,420)	(36,291)	(20,898)	36,203	(7,475)	(32,234)	(3,506)
Adjusted income tax (expense) benefit	(6,722)	2,035	11,233	6,546	—	—	—	—
Adjusted Net Income	15,091	(4,385)	(25,058)	(14,352)	36,203	(7,475)	(32,234)	(3,506)
Interest expense	375	12	21,759	22,146	1,133	(209)	13,577	14,501
Income tax expense	928	(78)	(21,983)	(21,133)	1,292	(18,532)	6,706	(10,534)
Net income tax adjustments	5,794	(1,957)	10,750	14,587	(1,292)	18,532	(6,706)	10,534
Depreciation and amortization	14,185	125	242	14,552	10,290	6,642	107	17,039
Adjusted EBITDA	$36,373	$(6,283)	$(14,290)	$15,800	$47,626	$(1,042)	$(18,550)	$28,034
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-Business Combination).
(c)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including compensation arrangements, legal fees, accounting advisory fees, litigation settlements, and M&A-related audit fees among others.
(d)Add-back of the change in fair value of the warrant liabilities.
(e)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.

(f)Add-back of the change in unrealized gains/losses related to Investments held at fair value and includes the non-recurring realized gain for the sale of FOS ($9.4 million) for the year ended December 31, 2024.
(g)Add-back of the change in fair value of the earnout liabilities.
(h)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment.
(i)Add-back of impairment of carried interest/equity method investments and intangible assets.
(j)Add-back of the impairment of goodwill.
(k)Add-back of the amortization of the step-up in equity method investments.
(l)Add-back of reported interest, depreciation, amortization, and tax adjustments of the Company’s equity method investments.
(m) Add-back of the change in fair value of Preferred stock tranche liability.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc.
AUM:	$45.1 billion
AUA:	$75.7 billion

Wealth & Capital Solutions AUM: $44.8 billion AUA: $67.3 billion	International Real Estate AUM: $0.3 billion AUA: $8.4 billion

Wealth & Capital Solutions - AUM

AUM refers to the market value of all assets that we manage, provide discretionary investment advisory services on, and have execution responsibility for. Although we have investment responsibility for AUM, we include both billable (assets charged fees) and non-billable assets (assets exempt from fees) in our AUM calculation (e.g., we have agreements with certain clients under which we do not bill on certain securities or cash and cash equivalents held within their portfolio). AUM includes the value of all assets managed or supervised by operating partner subsidiaries, affiliates, and joint ventures in which the Company holds either a majority or minority stake. Our calculations of AUM and AUA may differ from the calculation methodologies of other wealth managers and, as a result, this measure may not be comparable to similar measures presented by other wealth managers.

The table below presents the change in our total AUM for the wealth management businesses within the Wealth & Capital Solutions segment for the periods indicated:

(Dollars in Millions)	For the Year Ended
AUM	December 31, 2024	December 31, 2023
Beginning Balance:	$34,525	$27,961
Net client change	(1,579)	1,352
Cash Flow, net	(1,722)	328
Market Performance, net	3,558	3,184
Assets subject to change in billing methodology	(415)	—
Prior Quarter Adj / Regulation change	31	—
Acquisitions	8,693	1,700
Ending Balance:	$43,091	$34,525
Average AUM	$38,808	$31,243

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

The table below presents the change in our total AUA for the wealth management businesses within the Wealth & Capital Solutions segment for the periods indicated:

(Dollars in Millions)	For the Year Ended
AUA	December 31, 2024	December 31, 2023
Beginning Balance:	$51,036	$42,541
Change	9,437	8,495
Ending Balance:	$60,473	$51,036
Average AUA	$55,755	$46,789

Within the Alternatives platform, assets consist of assets managed by TIG Arbitrage (AUM $1.7 billion and $2.4 billion as of December 31, 2024 and December 31, 2023, respectively), and the External Strategic Managers (AUA $5.1 billion and $5.3 billion as of December 31, 2024 and December 31, 2023, respectively).

The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the year ended December 31, 2024 and December 31, 2023:

Alternatives Platform

(Dollars in Millions)	AUM/AUA at January 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at December 31, 2024	Average AUM/AUA
TIG Arbitrage	$2,382	$14	$—	$292	$(947)	$(22)	$1,719	$2,051
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,194	$(141)	$—	$—	$—	$(34)	$2,019	$2,107
European Equities	$1,676	$216	$—	$431	$(418)	$(57)	$1,848	$1,762
Asian Credit and Special Situation	$1,388	$233	$—	$67	$(382)	$(46)	$1,260	$1,324
External Strategic Managers Subtotal	$5,258	$308	$—	$498	$(800)	$(137)	$5,127	$5,193
Total	$7,640	$322	$—	$790	$(1,747)	$(159)	$6,846	$7,243

(Dollars in Millions)	AUM/AUA at January 1, 2023	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at December 31, 2023	Average AUM/AUA
TIG Arbitrage	$3,027	$290	$—	$769	$(1,637)	$(67)	$2,382	$2,705
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,153	$138	$—	$28	$(88)	$(37)	$2,194	$2,174
European Equities	$1,632	$40	$—	$212	$(182)	$(26)	$1,676	$1,654
Asian Credit and Special Situation	$1,498	$30	$—	$85	$(197)	$(28)	$1,388	$1,443
External Strategic Managers Subtotal	$5,283	$208	$—	$325	$(467)	$(91)	$5,258	$5,271
Total	$8,310	$498	$—	$1,094	$(2,104)	$(158)	$7,640	$7,976
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

International Real Estate - AUM/AUA

The Company’s International Real Estate AUM/AUA includes the following:
•Co-investment real estate advisory services, where we include the value of our private market direct and co-investment real estate investments (AUA $8.1 billion and $10.1 billion as of December 31, 2024 and December 31, 2023, respectively); and
•Assets managed in a private real estate investment fund (AUM $0.3 billion and $2.6 billion as of December 31, 2024 and December 31, 2023, respectively) from which we generate fee revenue. The Company’s reported value of these assets is either the net asset value or the market capitalization of the fund.

The table below presents the change in our total AUM/AUA for our Real Estate - Private Funds for our International Real Estate segment for the periods indicated:

	For the Year Ended
(Dollars in Millions)	December 31, 2024	December 31, 2023
Beginning Balance:	$12,720	$14,130
Change	(4,324)	(1,410)
Ending Balance:	$8,396	$12,720
Average AUM/AUA	$10,558	$13,425
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
Distributions from Investments

The Company has equity interests in External Strategic Managers pursuant to which it is entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. The Company receives distributions from External Strategic Managers through profit or revenue sharing arrangements that are generated through management and incentive fees based on performance of the underlying investments.
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

Results of Operations

Consolidated Results of Operations – For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the Year Ended		Favorable (Unfavorable)
(Dollars in Thousands)	December 31, 2024	December 31, 2023	$ Change
Revenues
Management/advisory fees	$190,455	$180,861	$9,594
Incentive fees	3,256	43,377	(40,121)
Distributions from investments	12,304	17,185	(4,881)
Other income/fees	920	5,494	(4,574)
Total Revenues	206,935	246,917	(39,982)

Expenses
Compensation and employee benefits	169,889	208,255	(38,366)
Non-compensation expenses	123,895	137,911	(14,016)
Total Operating Expenses	293,784	346,166	(52,382)

Other income (expenses)	(108,589)	(222,500)	113,911
Net loss before taxes	(195,438)	(321,749)	126,311
Income tax (expense)/benefit	21,133	10,534	10,599
Net (loss) income	$(174,305)	$(311,215)	$136,910
Revenue

Management / advisory fees. Management and advisory fees for the year ended December 31, 2024 increased by $9.6 million compared to the year ended December 31, 2023. This increase was driven by higher fees in Wealth & Capital Solutions, primarily due to the inclusion of EEA and Envoi in our results, strong market performance, and other organic growth over the past year. These gains were partially offset by lower management fees in the TIG Arbitrage strategy and in International Real Estate, due to the disposition of LRA on March 6, 2024, the deconsolidation of AHRA on June 30, 2023, and the repositioning of that segment over the past year.

Incentive fees. Incentive fees for the year ended December 31, 2024 decreased by $40.1 million compared to the year ended December 31, 2023. This decrease was primarily due to lower performance in the current year period in the TIG Arbitrage strategy within Wealth & Capital Solutions, resulting in higher crystallized incentive fees in the prior period compared to the current year period.

Distributions from investments. Distributions from investments for the year ended December 31, 2024 decreased by $4.9 million compared to the year ended December 31, 2023. This decrease was primarily due to lower distributions related to incentive fees in each of the External Strategic Manager strategies within Wealth & Capital Solutions in the current period. In the prior year, we saw particularly strong performance in these investments leading to significant distributions related to incentive fees.

Other fees / income. Other fees and income for the year ended December 31, 2024 decreased by $4.6 million compared to the year ended December 31, 2023. This decrease was primarily driven by lower transactional income in International Real Estate, which generated $688 thousand in fees for the year ended December 31, 2024, compared to $5.0 million for the year ended December 31, 2023.

Expenses

Compensation expense. Compensation expense for the year ended December 31, 2024 decreased by $38.4 million compared to the year ended December 31, 2023. This decrease was primarily due to lower compensation costs tied to the performance of the Arbitrage strategy and other organizational streamlining initiatives undertaken since the second quarter of 2023.

Non-compensation expense. Non-compensation expenses for the year ended December 31, 2024 decreased by $14.0 million as compared to the year ended December 31, 2023, primarily driven by a $12.8 million decline in professional fees. The prior year period included significant costs incurred for accounting, legal and consulting services in connection with the Business Combination and other transactions completed during that time.

Other income (expenses)

As part of the Company’s strategic review of its Real Estate Businesses, the Company realigned its operating segments which resulted in a change to our reporting units as of September 30, 2024. We determined that triggering events had occurred due to changes in the composition of the our reporting units in addition to declining revenues and increased expenses associated with the Real Estate Businesses. As such, an interim goodwill impairment test of the reporting units was performed prior to their realignment. During the third quarter ended September 30, 2024, the Company recognized an impairment charge of $44.9 million related to TIG’s Investment management agreements (“IMA”), which is classified as an indefinite-lived intangible asset. See Note 11 (Intangible Assets, Net) to our consolidated financial statements included in this Annual Report for further details. Additionally, during the third quarter ended September 30, 2024, the Company recognized a $29.4 million and $40.4 million impairment to goodwill for its Wealth & Capital Solutions and International Real Estate segments, respectively. The primary drivers of impairment were the financial projections and discount rate for the IMA and financial projections, discount rate, and market multiples for goodwill. As of September 30, 2024, all goodwill allocated to the International Real Estate segment is written off. See Note 18 (Segment Reporting) to our consolidated financial statements included in this Annual Report for further information about changes to the Company’s segments.

Other income (expenses) for the year ended December 31, 2024 increased by $113.9 million compared to the year ended December 31, 2023, primarily due to lower goodwill and impairment charges and higher net unrealized gains on items accounted for at fair value. The prior year period included goodwill and intangible asset impairment charges totaling $206.8 million from the exit and restructuring of certain businesses within the former Asset Management segment. The current year period included goodwill and intangible asset impairment charges totaling $116.8 million.

Additionally, in the current year, net unrealized gains increased by $27.3 million. Certain items accounted for at fair value, such as investments in external managers, earn-out obligations, warrants issued in connection with financing transactions, and the Tax Receivable Agreement had higher net unrealized gains in the year ended December 31, 2024 than in the year ended December 31, 2023.

These year over year increases in Other income were partially offset by higher interest expense, totaling $7.6 million in the current year period.

Taxes

The Company’s effective tax rate was 10.8% for the year ended December 31, 2024 compared to 3.3% for year ended December 31, 2023. The effective tax rate for the year ended December 31, 2023 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and goodwill impairment. The effective tax rate for the year ended December 31, 2024 differed from the statutory U.S. corporate tax rate generally due to the impact of a valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K. and in the Company’s investment in subsidiary, the portion of income allocated to noncontrolling interests, and goodwill impairment.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes a prudent approach to ensure the Company’s liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

As of December 31, 2024, the Company repaid its debt outstanding under the bank credit facility (see Note 15 (Debt, net of unamortized deferred financing costs) to our consolidated financial statements included in this Annual Report) with the proceeds raised from the Allianz Transaction and the Constellation Transaction (see Note 1 (Description of the Business) to our consolidated financial statements included in this Annual Report). On January 3, 2023, concurrent with the consummation of the Business Combination, the Company had entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which had a term of five years and was comprised of a $150.0 million revolving credit facility and a $100.0 million term loan facility, was to be used to pay down subsidiary debt and fund growth initiatives.

Allianz and Constellation Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (the “Allianz Warrants”). As of December 31, 2024, none of the Allianz Warrants have been exercised.

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

Consummation of the Allianz Transaction closed as of July 31, 2024. Refer to Note 1 (Description of the Business) in our accompanying consolidated financial statements for additional details.

Concurrently with the Company’s execution of the Allianz Investment Agreement, the Company entered into an Investment Agreement with Constellation (the “Constellation Investment Agreement”). On March 27, 2024, the Company completed the sale to Constellation of 115,000 shares of a newly created class of preferred stock designated Series C Preferred Stock for a purchase price equal to $115.0 million and issued to Constellation warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share (the “Constellation Warrants”) in each case on terms consistent with the Constellation Investment Agreement.

On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of December 31, 2024, none of the Constellation Warrants have been exercised.

Cash Flows
For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
The following tables and discussion summarize our Consolidated Statement of Cash Flows by activity attributable to AlTi. Negative amounts represent an outflow or use of cash.

	For the Year Ended		Favorable (unfavorable)
(Dollars in Thousands)	December 31, 2024	December 31, 2023	$ Change
Net cash used in operating activities	$(50,652)	$(81,706)	$31,054
Net cash used in investing activities	$(75,685)	$(132,947)	57,262
Net cash provided by financing activities	$174,259	$36,019	138,240
Effect of exchange rate on cash balances	$(673)	$2,793	(3,466)
Net increase (decrease) in cash and cash equivalents	$47,249	$(175,841)	$223,090
Cash and cash equivalents increased by $47.2 million during 2024 primarily due to the Company’s net financing activities during the period, which included raising $400.0 million of common and preferred equity before transaction costs. This capital raising activity was partially offset by net reduction in debt outstanding of approximately $186.4 million.

Operating Activities

Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits, professional fees, and interest on our debt obligations. Our net operating cash outflow of $(50.7) million for the year ended December 31, 2024, primarily reflects the Company’s net operating loss for the year ended, as operating expenses exceeded revenues. Compared to the prior year period, net operating cash outflows declined by $31.1 million, mainly due to lower professional fees, which were higher in the prior year due to extensive use of professional services for capital raising, other financing activities, and supporting the Company’s evolving financial reporting infrastructure. Management believes that continued efforts to implement cost rationalization initiatives and to deploy recently raised capital in accretive businesses will further reduce operating cash outflows as the Company scales and matures.

Our net operating cash outflow of $81.7 million for the year ended December 31, 2023, primarily reflects the Company’s net operating loss for the period, as operating expenses exceeded revenues.

Investing Activities

Net cash used in investing activities of $75.7 million during the year ended December 31, 2024, was driven primarily by the deployment of approximately $95.9 million of capital related to the acquisition of EEA, Pointwise, Envoi and equity method investments, partially offset by approximately $48.9 million of proceeds from the sales of FOS and LRA.

Net cash used in investing activities of $132.9 million during the year ended December 31, 2023, was driven primarily by transactions with legacy TWMH and TIG shareholders in connection with the Business Combination, as well as the acquisitions of ALWP and AWMS and additional investments in certain external managers.

Financing Activities

Net cash provided by financing activities of $174.3 million during the year ended December 31, 2024, primarily resulted from the issuance of common and preferred equity to Allianz and Constellation, net of transaction costs paid, partially offset by the net pay down of our credit facility, member distributions, and tax payments associated with settlements of equity compensation awards.

Net cash provided by financing activities of $36.0 million for the year ended September 30, 2023, primarily reflects the net proceeds from debt issuance and retirement, partially offset by member distributions.
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

Amounts payable under the TRA are contingent upon (i) the generation of taxable income in the Company over the life of the TRA, (ii) the tax rates in effect as of time periods in which tax benefits are used, and (iii) certain terms governing the rate of interest to be applied to payments under the TRA.
As of December 31, 2024 and December 31, 2023, the liability associated with the TRA was approximately $28.8 million and $17.6 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of December 31, 2024 and December 31, 2023, the Company carried $9.4 million and $13.2 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella (along with their paired shares of Class B Common Stock) for shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Units exchanged 4,954,518 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On May 14, 2024, holders of Class B Units exchanged 286,242 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On August 19, 2024, holders of Class B Units exchanged 1,840,077 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.06 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction.
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
As of December 31, 2024, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $28.8 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
Prior to the Business Combination, the Company issued Warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1, 2023 to June 30, 2023 resulted in an increase in Additional paid-in-capital amount of $29.5 million. As of December 31, 2024, none of such Warrants are outstanding.

On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of December 31, 2024, none of the Constellation Warrants have been exercised.

On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock. As of December 31, 2024, none of the Allianz Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of December 31, 2024 and December 31, 2023, the fair value of the earn-out share liability was $23.8 million and $62.4 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included in this Annual Report for additional detail.
AWMS Earn-out Liability
On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. During the fourth quarter of 2024, the AWMS earn-out liability was fully paid. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. As of December 31, 2024 and December 31, 2023, the AWMS earn-out liability of $0.0 million and $1.1 million, respectively, is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position.

East End Advisors Contingent Consideration

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of December 31, 2024, the fair value of the earn-out share liability was $29.9 million, which is included in Earn-out liabilities, at fair value presented on the Consolidated Statement of Financial Position.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. As of December 31, 2024, the fair value of the deferred consideration was $3.3 million, which is included in Other liabilities presented on the Consolidated Statement of Financial Position.

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of December 31, 2024, the Envoi earn-out consideration liability of $9.6 million and the Envoi earn-out growth consideration liability of $1.3 million are included in Earn-out liabilities, at fair value presented on the Consolidated Statement of Financial Position.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Consolidated Statement of Financial Position. As of December 31, 2024, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that a loss contingency reserve was required to be recorded as of December 31, 2024 related to the dispute with Tolleson Wealth Management as disclosed below.

Home REIT

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

In February 2024, the UK FCA commenced investigations into the historic performance of certain group entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations relate to the historic management of Home REIT and/or HLIF by certain legacy Alvarium companies. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entities breached other FCA rules and/or principles. ARE and AFM UK have voluntarily requested the imposition of requirements by the UK FCA which primarily involves the companies agreeing to maintain their current assets and not undertaking any new business without UK FCA consent. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred, and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material. We intend to cooperate fully with the UK FCA as it conducts the investigations. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.

Tolleson Wealth Management

The Company was involved in a dispute with Tolleson Wealth Management (“Tolleson”) related to alleged improper solicitation of Tolleson’s clients and employees. Certain former Tolleson employees who joined AlTi were party to Tolleson employment agreements which contained a one-year client and employee non-solicit and a lost client fee clause. The lost fee clause is applicable for two years from date of departure and requires payment of 75% of one year of lost revenue for each departing client that follows the former Tolleson employees, to be paid over two years.

In September 2024, despite offers by the Company to pay for the departed clients, Tolleson filed a lawsuit against AlTi and the former Tolleson employees. The parties reached an agreement in September 2024, dismissing the litigation and agreeing to mediation.

As of December 31, 2024, the Company and Tolleson reached a tentative out-of-court settlement agreement during mediation. The settlement consisted of $4.1 million related to 125% of one year of lost revenue for Tolleson and $1 million in attorneys’ fees to be paid by the Company to Tolleson. The Company and Tolleson entered a binding settlement agreement on February 19, 2025, memorializing the terms agreed to in mediation and concluding this matter. On March 13, 2025, the settlement amount of $5.1 million was paid.

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with US GAAP. In applying many of these accounting principles, we need to make assumptions, estimates, and/or judgments that affect the reported amounts of assets, liabilities, revenues, and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates, and/or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties and changing circumstances, including uncertainty in the current economic environment due to geopolitical tensions, changes in market conditions, or other relevant factors. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies and estimates, see Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included in this Annual Report.
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

Fair Value of Contingent Consideration Receivable: The fair value of contingent consideration receivable uses a Monte Carlo simulation to estimate the future share price of the acquirer of LRA. Any implied contingent consideration is discounted using the risk-free rate and the acquirer’s estimated credit spread. Changes in any assumptions, such as the discount rate or the estimated credit spread may have a material impact on our results of operations in any given period, as any decrease in this receivable may have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to US GAAP that went into effect during the year ended December 31, 2024, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business as a wealth management advisor, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including market risk, credit and counterparty risk, liquidity risk, and exchange rate risk.

Market Risk
Our revenue is predominantly derived from investment management or advisory fees, incentive fees, and distributions from investments. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. The market price of investments may significantly fluctuate during the period of investment and should their value decline, our fees may decline accordingly. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions, which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates, or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. The impact of changes in market risk on client specific liquidity or overall financial position, may result in clients changing their asset holdings, including increasing or decreasing the non-billable portion of their asset portfolios. Such changes will also impact our fees.

Credit Risk and Counterparty Risk
We are party to agreements where we provide services, and such transactions contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure through reviews of the financial condition of new clients and through collection of fees directly from client portfolios. For clients that generate fees from carried interest and/or preferred return, we periodically review the receivables for collectability and will make appropriate provision for credit losses, should circumstances warrant. Additionally, our ability to secure credit from financial institutions and other lenders may be uncertain due to market conditions, and under certain circumstances we may not be able to access financing.

Liquidity Risk

See the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of AlTi Global, Inc. – Liquidity and Capital Resources” for a discussion of our liquidity risk.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors AlTi Global, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of AlTi Global, Inc. and subsidiaries (the Company, prior to January 3, 2023, Tiedemann Wealth Management Holdings) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for classification of warrants from liability-classified to equity-classified within the statement of financial position in the year-ended December 31, 2024. This change in accounting principle did not impact any other periods presented in the financial statements.

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

Philadelphia, Pennsylvania
March 17, 2025

AlTi Global, Inc.
Consolidated Statement of Financial Position
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands, except share data)	As of December 31, 2024	As of December 31, 2023

Assets
Cash and cash equivalents	$65,494	$15,348
Fees receivable, net (includes $920 and $16,069 of related party receivables, respectively)	33,616	70,421
Investments at fair value	148,674	165,894
Equity method investments	27,517	14,194
Intangible assets, net of accumulated amortization	469,563	435,677
Goodwill	377,842	411,634
Operating lease right-of-use assets	50,436	48,313
Deferred tax asset, net	21,505	—
Other assets, net	59,797	48,182
Contingent consideration receivable	1,389	—
Assets held for sale	—	56,634
Total assets	$1,255,833	$1,266,297

Liabilities
Accounts payable and accrued expenses	$33,976	$37,156
Accrued compensation and profit sharing	60,074	61,768
Accrued member distributions payable	3,355	7,271
Earn-out liabilities, at fair value	64,639	63,444
TRA liability (includes $9,378 and $13,233 at fair value, respectively)	28,765	17,607
Preferred stock tranche liability, at fair value	3,940	—
Delayed share purchase agreement	—	1,818
Earn-in consideration payable	932	1,830
Operating lease liabilities	63,055	56,123
Debt, net of unamortized deferred financing cost	—	186,353
Deferred tax liability, net	10,977	14,109
Other liabilities, net	15,925	22,533
Liabilities held for sale	—	13,792
Total liabilities	$285,638	$483,804

Commitments and contingencies (Note 20)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 shares authorized 140,000 shares issued and outstanding at December 31, 2024, 0 shares authorized, 0 issued and outstanding at December 31, 2023	142,858	—
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 shares authorized, 150,000 shares issued and outstanding at December 31, 2024, and 0 shares authorized, 0 issued and outstanding at December 31, 2023	160,808	—

Shareholders’ Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 93,686,980 and 65,110,875 issued and outstanding, respectively	9	7
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 46,138,876 and 53,219,713 issued and outstanding, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 and 0 issued and outstanding, respectively	—	—
Additional paid-in capital	652,857	536,509
Retained earnings (accumulated deficit)	(296,561)	(193,527)
Accumulated other comprehensive income (loss)	(1,569)	9,155
Total AlTi Global, Inc. shareholders’ equity	658,402	352,144
Non-controlling interest in subsidiaries	311,793	430,349
Total shareholders’ equity	970,195	782,493
Total liabilities, mezzanine equity, and shareholders’ equity	$1,255,833	$1,266,297
The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Operations
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Revenue
Management/advisory fees	$190,455	$180,861	$76,872
Incentive fees	3,256	43,377	—
Distributions from investments	12,304	17,185	—
Other income/fees	920	5,494	—
Total income	206,935	246,917	76,872
Operating Expenses
Compensation and employee benefits	169,889	208,255	51,234
Systems, technology and telephone	19,361	16,341	6,331
Sales, distribution and marketing	3,496	2,217	1,170
Occupancy costs	14,572	13,814	4,503
Professional fees	50,308	63,091	9,400
Travel and entertainment	5,339	5,914	1,724
Depreciation and amortization	14,552	17,039	2,339
General, administrative and other	16,267	19,495	1,489
Total operating expenses	293,784	346,166	78,190
Total operating income (loss)	(86,849)	(99,249)	(1,318)
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	(116,769)	(206,777)	—
Gain (loss) on investments	(5,355)	(15,483)	(3,671)
Gain (loss) on TRA	3,855	(233)	—
Gain (loss) on preferred stock tranche liability	600	—	—
Gain (loss) on warrant liabilities	—	(12,866)	—
Gain (loss) on earnout liabilities	30,727	31,104	—
Interest expense	(22,146)	(14,501)	(427)
Interest income	5,362	—	—
Other income (expense)	(4,863)	(3,744)	(55)
Income (loss) before taxes	(195,438)	(321,749)	(5,471)
Income tax (expense) benefit	21,133	10,534	(527)
Net income (loss)	(174,305)	(311,215)	(5,998)
Net (loss) income attributed to non-controlling interests in subsidiaries	(71,271)	(145,631)	(113)
Net income (loss) attributable to AlTi Global, Inc.	$(103,034)	$(165,584)	$(5,885)

Net Income (Loss) Per Share
Basic	$(1.59)	$(2.70)	$(839.87)
Diluted	$(1.59)	$(2.70)	$(839.87)
Weighted Average Shares of Class A Common Stock Outstanding
Basic	79,692,659	61,396,692	7,007
Diluted	79,692,659	61,396,692	7,007

AlTi Global, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Net income (loss)	(174,305)	(311,215)	(5,998)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(14,760)	20,916	(1,077)
Other comprehensive income (loss)	119	(764)	—
Total comprehensive income (loss)	(188,946)	(291,063)	(7,075)
Other loss attributed to non-controlling interests in subsidiaries	(76,315)	(134,635)	(113)
Comprehensive income (loss) attributable to AlTi Global, Inc.	(112,631)	(156,428)	(6,962)
The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	Mezzanine Equity						Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock				Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares		Amount		Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	—		—		—	—	65,110,875	$7	53,219,713	$—	$536,509	$(193,527)	$9,155	$430,349	$782,493
Net income (loss)	—		—		—	—	—	—	—	—	—	(103,034)	—	(71,271)	(174,305)
Currency translation adjustment	—		—		—	—	—	—	—	—	—	—	(9,676)	(5,084)	(14,760)
Other comprehensive income	—		—		—	—	—	—	—	—	—	—	80	39	119
Payment for partner’s tax	—		—		—	—	—	—	—	—	(3,271)	—	—	—	(3,271)
Issuance of preferred stock, net of issuance costs	140,000		137,460		150,000	142,690	—	—	—	—	—	—	—	—	280,150
Preferred share accrued dividend	—		5,398			18,118	—	—	—	—	(23,514)	—	—	—	2
Issuance of shares for business combination	—		—		—	—	—	—	—	—	1,025	—	—	—	1,025
Share based compensation	—		—		—	—	—	—	—	—	17,454	—	—	—	17,454
Shares issued to employees on vesting of equity awards	—		—		—	—	2,176,687	—	—	—	(4,037)	—	—	—	(4,037)
Class A Common Stock issued to Allianz, net of issuance costs	—		—		—	—	19,318,581	2	—	—	90,422	—	—	—	90,424
Issuance of Allianz and Constellation Warrants	—	—	—	—	—	—	—	—	—	—	9,594	—	—	—	9,594
TRA Exchange	—		—		—	—	7,080,837	—	(7,080,837)	—	28,675	—	—	(41,489)	(12,814)
FOS deconsolidation	—		—		—	—	—	—	—	—	—	—	(306)	(204)	(510)
LXi deconsolidation	—		—		—	—	—	—	—	—	—	—	(822)	(547)	(1,369)
Balance at December 31, 2024	140,000		$142,858		150,000	$160,808	93,686,980	$9	46,138,876	$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195

The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares		Amount
Balance at January 1, 2023	55,388,023	$6	55,032,961		$—	$434,620	$(27,946)	$—	$606,973	$1,013,653
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000	—	—		—	21,000	—	—	—	21,000
Net income (loss)	—	—	—		—	—	(165,584)	—	(145,631)	(311,215)
Currency translation adjustment	—	—	—		—	—	3	9,575	11,338	20,916
Cancellation of AHRA call option	—	—	—		—	—	—	—	154	154
Other comprehensive income	—	—	—		—	—	—	(420)	(344)	(764)
Payment for partner’s tax	—	—	—		—	(998)	—	—	—	(998)
AHRA Deconsolidation	—	—	—		—	28,768	—	—	(28,768)	—
Measurement period adjustment	—	—	—		—	(635)	—	—	(118)	(753)
Share based compensation	—	—	—		—	7,937	—	—	—	7,937
Issuance of shares for business combination	339,967	—	—		—	2,058	—	—	—	2,058
TRA Exchange	1,813,248	—	(1,813,248)	—	—	14,280	—	—	(13,255)	1,025
Issuance of shares - exercise of warrants	5,469,637	1	—		—	29,479	—	—	—	29,480
Balance at December 31, 2023	65,110,875	$7	53,219,713		$—	$536,509	$(193,527)	$9,155	$430,349	$782,493

The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Class A	Class B	Total Members’ Capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Total Equity
Balance at January 1, 2022	$6	$39,582	$39,588	$—	$433	$40,021
Member capital distributions	(1)	(11,113)	(11,114)	—	—	(11,114)
Member tax distributions	(1)	(6,343)	(6,344)	—	—	(6,344)
Reallocation of book capital as a result of member transactions	—	2,365	2,365	—	—	2,365
Restricted unit compensation	—	—	—	—	—	—
Net income (loss) for the year	(1)	(5,884)	(5,885)	—	(113)	(5,998)
Other comprehensive income (loss) for the year	—	—	—	(1,077)	—	(1,077)
Balance at December 31, 2022 (Predecessor)	$3	$18,607	$18,610	$(1,077)	$320	$17,853

The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Cash Flows
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Cash Flows from Operating Activities
Net income (loss)	$(174,305)	$(311,215)	$(5,998)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,552	17,039	2,339
Amortization of debt discounts and deferred financing costs	6,184	927	—
Unrealized (gain) loss on investments	16,483	15,618	97
Realized (gain) loss on investments	(11,128)	—	—
Impairment loss on goodwill and intangible assets	116,769	206,777	—
Fair value (gain) loss on TRA	(3,855)	233	—
Gain (loss) on earn-in	—	—	221
(Income) loss on equity method investments	1,898	3,019	(33)
Restricted unit compensation	—	—	2,365
Fair value (gain) loss on warrant liability	—	12,866	—
Fair value (gain) loss on earnout liability	(30,727)	(31,104)	—
Fair value gain (loss) on preferred stock tranche liability	(600)	—	—
Deferred income tax (benefit) expense	(24,055)	(12,387)	(101)
Equity-settled share-based payments	17,454	36,749	—
Unrealized foreign currency (gains)/losses	14	587	—
(Gain) loss from retirement of debt	—	(73)	—
Forgiveness of debt shareholder loan	—	—	619
Forgiveness of debt of notes receivable from members	212	261	263
Fair value of interest rate swap	—	33	(276)
Cash flows due to changes in operating assets and liabilities
(Increase) decrease in fees receivable	38,229	(31,321)	1,336
(Increase) decrease in other assets	(20,579)	(5,860)	(2,993)
Operating cash flow from operating leases	5,736	7,147	618
Increase (decrease) in accounts payable and accrued expenses	(1,214)	(17,897)	2,279
Increase (decrease) in accrued compensation and profit sharing	(15,761)	36,345	2,460
Increase (decrease) in other liabilities	14,057	(9,202)	3,662
Other operating activities	(16)	(248)	—
Net cash provided by (used in) operating activities	(50,652)	(81,706)	6,858

(Continued on the following page)

AlTi Global, Inc.
Consolidated Statement of Cash Flows
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Continued from the previous page)	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Cash Flows from Investing Activities
Cash acquired from consolidation of variable interest entity	—	—	471
Cash payment for acquisition of TWMH and TIG historical equity	—	(99,999)	—
Receipt of payments of notes receivable from members	286	226	428
Loans to members	—	—	(301)
Cash receipts from the repayment of advances and loans	—	601	—
Purchases of investments	(20,380)	(15,687)	(224)
Distributions from investments	—	—	4
Purchase of TIH shares	—	—	(382)
Purchase of Holbein	—	—	(8,097)
Cash payment for delayed share purchase agreement	(1,818)	—	—
Payment of payout right	—	(760)	—
Acquisition of AWMS, net of cash acquired	—	(4,383)	—
Acquisition of ALWP, net of cash acquired	—	(14,430)	—
Acquisition of EEA, net of cash acquired	(69,182)	—	—
Acquisition of PW, net of cash acquired	(1,467)	—	—
Acquisition of Envoi	(25,258)	—	—
Sales of investments	818	2,107	1,028
Proceeds from sale of FOS	16,683	—	—
Proceeds from sale of LXi REIT Advisors	32,202	—	—
Sale of fixed assets	144	8	—
Purchases of fixed assets	(7,713)	(630)	(156)
Net cash provided by (used in) investing activities	(75,685)	(132,947)	(7,229)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and Allianz & Constellation Warrants	300,800	—	—
Proceeds from issuance of common stock	94,660	—	—
Proceeds from issuance of preferred stock tranche right liability	4,540	—	—
Member contribution (distribution)	(6,760)	(8,492)	(9,835)
Payments on term notes and lines of credit	(221,062)	(160,453)	(2,810)
Borrowings on term notes and lines of credit	32,258	223,500	12,300
Payment of acquisition-related contingent consideration	(8,449)	—	—
Payments of debt issuance costs	(1,519)	(2,586)	—
Taxes paid on net settled share-based compensation awards	(4,037)	—	—
Tax payments on behalf of Umbrella partners	(424)	—	—
Increase (decrease) in distributions due to former TIG members	—	(14,199)	—
Cash payment for purchase of shares to be transferred as part of Alvarium share compensation	—	(4,215)	—
Cash receipts from exercise of Warrants	—	5,836	—
Payment of preferred stock and Allianz & Constellation Warrants issuance costs	(10,544)	—	—
Payment of common stock issuance costs	(4,236)	—	—
Payment of preferred stock tranche right liability issuance costs	(203)	—	—
Cash payment of earn-in liability	(754)	—	—
Dividends paid to former owners of AWMS and ALWP	(11)	(3,372)	—
Net cash provided by (used in) financing activities	174,259	36,019	(345)
Effect of exchange rate changes on cash	(673)	2,793	(193)
Net increase (decrease) in cash	47,249	(175,841)	(909)
Cash and cash equivalents at beginning of the period	18,245	194,086	8,040
Cash and cash equivalents at end of the period	$65,494	$18,245	$7,131

(Continued on the following page)

AlTi Global, Inc.
Consolidated Statement of Cash Flows
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Continued from the previous page)	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$65,494	$15,348	$7,131
Cash and cash equivalents included in Assets held for sale (Note 3)	—	2,897	—
Cash and cash equivalents, including cash in Assets held for sale	$65,494	$18,245	$7,131

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$1,474	$848	$606
Interest payments on term notes and lines of credit	$16,712	$14,079	$622
Supplemental disclosure of noncash investing activities:
Non-cash delayed share purchase agreement	$—	$—	$1,818
Supplemental disclosure of noncash financing activities:
Non-cash repayment of notes receivable in lieu of cash member distribution	$—	$—	$202
The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(1)Description of the Business
AlTi is a leading independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary capabilities as well as alternative investment strategies and advisory services. AlTi’s comprehensive offering is underscored by a commitment to impact or values-aligned investing. We manage or advise approximately $75.7 billion in combined assets as of December 31, 2024. Our business is organized into two operating segments - Wealth & Capital Solutions and International Real Estate:
•in our Wealth & Capital Solutions segment, we provide holistic solutions for our wealth management and OCIO clients through a comprehensive array of wealth management services, including discretionary investment management services, non-discretionary investment advisory services, trust services, administration services, and family office services. The segment also reflects the results of our internally managed event-driven strategy and our stakes in three externally managed alternative investment strategies;
•in our International Real Estate segment, we assist our investors with real estate co-investments by providing access to highly differentiated opportunities in these areas as well as structuring and selecting partners with a proven track record in alternative asset classes, with attractive risk adjusted return characteristics.
Consistent with management’s overall view of the core business, and following a strategic review conducted in the third quarter of 2024, it was determined that the businesses reflected in the International Real Estate segment are not additive to our long-term strategy. Several strategic options are currently under consideration, and our objective is to finalize a course of action in the near future.
Business Combination
The Company was initially incorporated in the Cayman Islands as Cartesian Growth Capital, a special purpose acquisition company. In anticipation of the Business Combination:

•The holders of the equity of TWMH and the TIG Entities contributed their TWMH and TIG equity to Umbrella making TWMH and the TIG Entities wholly owned subsidiaries of Umbrella.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Capital Structure
The Company has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to dividends on shares of Class A Common Stock declared by the Company’s board of directors. As of December 31, 2024, the shares of Class A Common Stock represent 62.0% of the total voting power of all shares of Common Stock.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of December 31, 2024, the shares of Class B Common Stock represent 30.5% of the total voting power of all shares of Common Stock.

•Prior to the Business Combination, the Company issued Warrants to purchase shares of Class A Common Stock at a price of $11.50 per share. Throughout the period from January 1, 2023 to March 31, 2023, 428,626 Warrants were exercised. On April 3, 2023, 78,864 Warrants were exercised. On June 7, 2023, the Company closed an offer and consent solicitation and entered into a warrant amendment, pursuant to which the remaining 19,892,387 Warrants were exchanged for 4,962,147 shares of Class A Common Stock. The exercises and exchanges throughout the period from January 1, 2023 to June 30, 2023 resulted in an increase in Additional paid-in-capital amount of $29.5 million. As of December 31, 2024, none of such Warrants were outstanding.

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

•Series C Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) – Shares of Series C Preferred Stock that are not publicly traded and issued in connection with the sale of 150,000 shares of Series C Preferred stock that occurred in two transactions (the “Transactions”) to Constellation AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC (“Constellation”) (combined with the Transaction, the “Constellation Transaction”), the first of which closed on March 27, 2024, for the sale of 115,000 shares and the second of which closed on May 15, 2024, for the sale of 35,000 shares. The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year on the aggregate purchase price of $150 million, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid (at the option of the Company) as payment in kind increase in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of December 31, 2024, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

In connection with the Constellation Transactions, the Company issued warrants (the “Constellation Warrants”) to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. These warrants have been classified as a liability as of December 31, 2024. No Constellation Warrants were exercised during the current reporting period.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

AlTi’s capital structure as of December 31, 2024 is reflected below:

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

The following table presents the number of shares of the Company that were issued and outstanding as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024	As of December 31, 2023
Class A Common Stock	93,686,980	65,110,875
Class B Common Stock	46,138,876	53,219,713
Series A Preferred Stock	140,000	—
Series C Preferred Stock	150,000	—
Segments

Our business is organized into two operating segments: Wealth & Capital Solutions and International Real Estate. Described below are the segments and the revenue generated by each, which broadly fall into four categories: (i) recurring management, advisory, or administration fees; (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees. During the third quarter ended September 30, 2024, management commenced a strategic review of the Company’s Real Estate Co-Investment and Fund

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Management Businesses (the “Real Estate Businesses”). In addition to evaluating future strategic options for these businesses, management has reviewed how these business should be reported, including whether any changes were needed to the components of our operating segments. One conclusion from the review to date is that the Real Estate Businesses are no longer considered a core part of our forward looking strategy. Consequently, during 2024 we combined the results of these business and presented them in a standalone operating segment, separately from our core businesses. Management, in conjunction with our Board, continues to evaluate options related to Real Estate Businesses going forward. Several options are currently under consideration, and we aim to complete the review and finalize a course of action pending regulatory approval. Due to the change in the composition of our segments, prior period data has been recast for comparative purposes.

Wealth & Capital Solutions
Overview
Results generated by our Wealth & Capital Solutions segment primarily consist of wealth and investment management and advisory services, trust services, family office services, and the management fees, incentive fees, and distributions from investments received from our interests in internal and external managers of alternative investment strategies (or “Alternatives Platform”). The wealth management client base includes ultra high-net-worth individuals, families, single-family offices, foundations, and endowments globally, while Alternatives Platform clients are typically institutional. Investment management or advisory fees, incentive fees, and distributions from investments are the primary sources of revenue in our Wealth & Capital Solutions segment. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. As of December 31, 2024 and December 31, 2023, this segment had $67.3 billion and $58.7 billion, respectively, in AUA.
Investment Management and Advisory Services
We diversify our clients’ portfolios across risk factors, geographies, and asset classes, including private equity, private credit, hedge funds, real estate, infrastructure and other assets through highly experienced, and hard to access, third-party managers. Our team uses proprietary methodologies to monitor valuations in each major asset class across dozens of geographies and sectors, and to position portfolios where we believe they will have the best return. As of December 31, 2024, the average allocation of client portfolios to alternatives was approximately 27%. In building portfolios, we also consider the need to access funds for unexpected living or funding expenses, thereby seeking to avoid forced selling of assets at inopportune times, and for clients in certain jurisdictions, such as the U.S., we are focused on understanding tax considerations and optimizing for after tax returns. In addition, we offer robust impact investing services that can be delivered across a broad range of asset classes and with investors from all asset levels.
With regard to the unique opportunities that we offer access to, we have established a platform through which we are able to provide clients of our wealth management services access to investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure (for example, because of very high minimum investment thresholds in the underlying funds). We operate a number of such vehicles focused on vintage private equity, credit, real estate, active global managers and hedge fund strategies. The vehicles, by way of example, invest in either a single underlying private equity fund or a portfolio of private equity or other alternative assets funds, in each case, which are managed by access constrained managers we believe, based upon our thorough manager selection processes, will deliver strong risk adjusted performance, in line with their strategy, for our clients. We intend to launch further vintages of such private market vehicles over time to enable our investment management and advisory clients to include an allocation to these alternative funds in their portfolios on a running basis. These private strategies are expected to include traditional as well as

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

innovative and impact investing offerings. In 2024, we welcomed Allianz and Constellation as strategic partners. See discussion in Item 1. Business -- Our History and Presence to Date regarding these partnerships.
The independence of our investment management and advisory services is important to us and our wealth management clients. By independent, we mean that our investment management and advisory services operate independently of any managers or investment product manufacturers (including our own) to which we may allocate or recommend allocating capital. Our clients may opt in to be informed of investment opportunities we are working on in our other business lines, (and some choose to do so). In all cases, each client’s individual objectives and expectations are our primary concern, and we employ an open architecture approach, whereby we seek to find the best investment solutions for our clients in the marketplace. More specifically,
•we do not receive undisclosed forms of compensation; and
•and our investment decisions and recommendations are made with each client’s individual best interests in mind.
We provide clients with performance reports, detailing the clients’ portfolio performance and comparing such performance to relevant benchmarks or indices. If requested by a client, the reporting can include information encompassing assets that are not in the portfolio managed by AlTi to give a total consolidated view. In addition to financial performance, we are also able to discuss a client’s impact performance for those interested in tracking impact specific metrics, in addition to their financial goals. We choose to use third-party software for record-keeping, performance calculation, and reporting, using Addepar’s SaaS platform, and we prepare performance reports by using data provided by custodians, investment managers, and independent pricing services. We then interpret and analyze how portfolio performance aligns with clients’ financial, non-financial and, where relevant, impact goals and values.
Trust Services
The trust services that we provide within our U.S. wealth service offering aim to ensure our clients’ wealth is preserved, protected, and distributed as intended. As of December 31, 2024 these services are primarily provided from Delaware, which is one of the most well-developed trust legal regimes in the United States. Our trust services include creating or modifying trust instruments and acting as fiduciary in a full, directed or executor capacity
Family Office Services
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
For part of 2024, the Company also had a European trust and private office services business which was deemed non-strategic to the business and was sold on May 8, 2024. See Note 3 to our financial statements (Business Combinations and Divestitures).

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Alternatives Platform

Our alternatives platform assists money managers in building their fund management businesses. We have one internally managed fund and stakes in three externally-managed funds. Our internally- managed fund, TIG Arbitrage strategy, is an event-driven fund which has $1.7 billion of AUM as of December 31, 2024. It is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor. In addition, we have made strategic investments with External Strategic Managers, who manage approximately $5.1 billion of AUM in the aggregate as of December 31, 2024. The strategies of these External Strategic Managers include real estate bridge lending, European long short equities, and Asian credit and special situations. The External Strategic Managers each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base. As a growth-oriented partner, we work with our fund managers on marketing, business development, and strategy.
Internally Managed Funds
Event-Driven Global Merger Arbitrage
The TIG Arbitrage strategy is our event-driven strategy based in New York. This strategy, which has approximately $1.7 billion of AUM as of December 31, 2024, focuses on 0-to-30-day events within the merger process. The investment team employs deep research on each situation in the portfolio with a focus on complex, hostile, up-for-sale situations where our primary research work can drive uncorrelated alpha. Our research and investment process is focused on hard catalyst events and is not dependent on deal flow.
Externally Managed Funds
Romspen—Real Estate Bridge Lending Strategy
This manager is based in Toronto and focuses on complex construction, term, and pre-development bridge loans throughout North America. The strategy has approximately $2.0 billion of AUA as of December 31, 2024. Their experience with mortgages dates back to the 1950s when the firm operated as a real estate law firm and entered the mortgage lending business in the 1960s. The manager converted its individual mortgage syndication business to a commingled fund in early 2006. The strategy’s diversified portfolio primarily consists of first lien mortgages with little to no structural leverage.
Zebedee—European Equities (External Strategic Manager)
This manager focused on European equities is based in London. The strategy has approximately $1.8 billion of AUA as of December 31, 2024. Founded in 2001, the manager trades the portfolio actively with absolute return-oriented focus on financials, cyclicals, and mining and minerals. The strategy is market agnostic and runs with a variable net exposure, equally comfortable net long or net short.
Arkkan—Asian Credit and Special Situations (External Strategic Manager)
This manager has operated an Asia credit and special situations strategy based in Hong Kong since 2013. The strategy has approximately $1.3 billion of AUA as of December 31, 2024. They have more than 25 years of experience investing in performing, stressed, and distressed bonds and loans throughout the Asia Pacific region. We believe its on-the-ground expertise and deep local network makes them well-positioned to capitalize on an under-researched and inefficient market with limited competition and attractive levels of stressed and distressed activity.
Ancillary Fund Management Services

We offer both our manager and the External Strategic Managers in which we have made strategic investments solutions to enhance their growth. This includes the sales and marketing services set out below.

•Sales and Marketing:
•centralized marketing;

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

•strategic positioning;
•product development;
•sales planning and execution;
•investor relations;
•materials oversight;
•branding; and
•sales channel expertise covering North America, Europe, Middle East, Asia Pacific and Latin America.

In 2024 our services also included back and middle office solutions for the funds. These services were spun out on November 15, 2025 under the name Altaira Strategic Partners which continues to provide services to the TIG Arbitrage strategy, in addition to other funds.
International Real Estate
Overview
Our International Real Estate segment includes our Real Estate Co-Investment and Real Estate Fund Management businesses. As of December 31, 2024, our AUM/AUA in this segment was $8.4 billion.
Consistent with management’s overall view of the core business, and following a strategic review conducted in the third quarter of 2024, it was determined that the businesses reflected in the International Real Estate segment are not additive to our long-term strategy. Several strategic options are currently under consideration, and our objective is to finalize a course of action in the near future.
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
Real Estate Fund Management
Prior to the first quarter of 2024, our real estate fund management business managed two funds based in the United Kingdom: LXi, and HLIF, a private fund. As described further below, during 2024 we exited the management of LXi.
Home Long Income Fund
Home Long Income Fund is an English open-ended investment company launched in October 2018. Its investment objective is to deliver secure inflation-protected income and capital growth by investing in a portfolio of UK homeless shelters. HLIF is advised by SHIA and AFM UK acts as its alternative investment fund manager. Both SHIA and AFM UK are wholly owned subsidiaries of the Company. As of December 31, 2024, HLIF had assets under management of approximately $0.3 billion. We are in discussions with a third-party manager to take over the management of HLIF and AFM UK’s and SHIA’s services to HLIF will terminate if the transition completes.
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
On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric Property Plc (“LondonMetric”). This disposal was completed on March 6, 2024. See Note 3 (Business Combinations and Divestitures) for further information.

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

(2)Summary of Significant Accounting Policies
(a)Basis of Presentation

The accompanying audited consolidated financial statements comprise the financial statements of the Company and its subsidiaries. These consolidated financial statements have been prepared under the accrual basis of accounting in accordance with U.S. GAAP and conform to prevailing practices within the financial services industry, as applicable to the Company. The notes are an integral part of the Company’s consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s consolidated financial statements have been included and are of a normal and recurring nature.

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

During the first quarter of 2024, the Company identified and corrected immaterial errors impacting the December 31, 2023 balances previously reported related to Accrued compensation and profit sharing, Goodwill, Accounts payable and accrued expenses and certain other balances reported within Other liabilities, net. These revisions resulted in an adjustment to the opening retained earnings balance for the current reporting period of $(3.0) million, a $4.2 million increase in Accrued compensation and profit sharing, a $0.3 million decrease in Goodwill, a $0.6 million increase in Other liabilities, net, and a $0.3 million increase in Accounts payable and accrued expenses.

In conjunction with the prior period immaterial error correction, certain reclassifications have been made to prior period amounts between our Non-controlling interest in subsidiaries and Additional paid-in capital which relate to the TRA Exchange of our Class B Units for shares of Class A Common Stock. These reclassifications resulted in an adjustment of $13.3 million and are reflected in our Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity. Additionally, a prior period reclassification of $0.6 million has been made between General, administrative and other expense and Management/advisory fees. These prior period reclassifications have no impact on the Company’s cash flows, net income, or total shareholders’ equity.

Additionally, in the current reporting period, the Company reclassified the balances in its Consolidated Statement of Operations as of December 31, 2023 of the previously reported amounts for the line items Management/advisory fees and Professional fees, decreasing both balances by $3.4 million.

(c)Reclassifications

Due to presentation changes that occurred during the first quarter ended March 31, 2024, we made certain reclassifications in our Consolidated Financial Position on a prospective basis. These reclassifications are not directly comparable to the year ended December 31, 2023 and include a $4.8 million adjustment to decrease Accounts payable and accrued expenses and increase Accrued compensation and profit sharing as well as a $3.2 million adjustment to decrease Other liabilities, net and increase Accrued compensation and profit sharing.

(d)Change in Accounting Principle

During the three months ended December 31, 2024, the Company changed its classification related to the Allianz and Constellation Warrants from liability-classified to equity-classified within the Statement of Financial Position. The Company changed its accounting principle relating to our interpretation of certain contingent settlement provisions within the Allianz and Constellation Warrants and permissibility of related settlement adjustments under ASC 815-40, Contracts in an Entity’s Own Equity. The Company believes this change in accounting principle is preferable as the Allianz and Constellation Warrants meet the equity scope exception under ASC 815-40, Contracts in an Entity’s Own Equity, and the economic

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

substance of the Allianz and Constellation Warrants more closely aligns with that of an equity instrument, and how we measure the operating performance of the Company.

This change in accounting policy has been applied retrospectively to the year-ended December 31, 2024. As a result of the accounting change, the Company reclassified the $9.6 million liability for the Allianz and Constellation Warrants as a component of equity within Additional paid-in capital on the Consolidated Statement of Financial Position. The Company adjusted net income (loss) and Additional paid-in capital to reverse previously recorded mark-to-market fair value changes of the liability-classified warrants recorded as of the first quarter ended March 31, 2024 of $(0.3) million, as of the second quarter ended June 30, 2024 of $0.4 million, and as of the third quarter ended September 30, 2024 of $3.9 million. There was no impact to any other prior periods as the Allianz and Constellation Warrants were issued during 2024. Further, there is no material impact to the initial carrying values of other equity instruments issued in the Allianz and Constellation Transactions as a result of the change in the classification of the Allianz and Constellation Warrants.

(e)Use of Estimates

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
(f)Consolidation
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
(g)Revenue Recognition
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
(h)Distributions from Investments

The Company has equity interests in External Strategic Managers pursuant to which it is entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. These distributions are recurring under investment agreements and are structured as either a profit or revenue share of the investment’s management and incentive fees.
(i)Cash and Cash Equivalents
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

(j)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.

As of December 31, 2024 and December 31, 2023, restricted cash and cash equivalents amounted to $9.9 million and $5.4 million, respectively, and are included in the line item Cash and cash equivalents on the Consolidated Statement of Financial Position as of such dates. These amounts represent the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
(k)Compensation and Employee Benefits
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
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Company recognizes all excess

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

tax benefits and deficiencies as income tax benefits or expenses in the Consolidated Statement of Operations.
(l)Foreign Currency and Transactions
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
(m)Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to not be realized, meaning the likelihood of realization is less than 50%.
The Company accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
(n)Other Assets, Net and Other Liabilities, Net
Other assets, net include prepaid expenses, miscellaneous receivables, current income taxes receivable, fixed assets, and software licenses. The Company amortizes assets over their respective useful lives, as applicable.

Other liabilities, net include the AlTi Wealth Management (Switzerland) SA, formerly known as Alvarium Investment Managers (Suisse) SA, (“AWMS”) deferred cash consideration (see Note 3 (Business Combinations and Divestitures)), Pointwise Partners Limited (“PW”) deferred consideration, accrued payroll and payroll related taxes, accrued legal fees, and corporate taxes payable, among other miscellaneous payables.
(o)Investments

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
Investments in Equity Securities. Equity securities are generally carried at fair value on the Consolidated Statement of Financial Position in accordance with ASC 321, Investments – Equity Securities. Changes in fair value are recorded in Loss on investments on the Consolidated Statement of Operations.
Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees is based on the facts and circumstances surrounding each individual investment. The Company’s share of the investee’s underlying net income or loss is recorded as Loss on investments within current period earnings. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the Consolidated Statement of Financial Position. Due to the nature and size of its investees, the Company has adopted a lag in reporting for certain equity method investees for which the Company cannot reliably obtain financial information on a regular basis. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital. For certain investments, the Company may apply the alternative fair value option to the investment at initial measurement. The fair value measurement of investments in which the fair value option is elected will be measured in accordance with ASC 825, Financial Instruments.
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
(p)Leases

The Company determines if an arrangement is a lease at inception of the arrangement and primarily enters into operating leases, as the lessee, for office space. The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-of-use asset in the Consolidated Statement of Financial Position for contracts that it determines are leases or contain a lease. The Company evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: (i) the lease has a purchase option that is reasonably certain of being exercised, (ii) the present value of the future cash flows is substantially all of the fair market value of the underlying asset, (iii) the lease term is for a significant portion of the remaining economic life of the underlying asset, (iv) the title to the underlying asset transfers at the end of the lease term, or (v) if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. At the inception of a finance lease, an asset and finance lease obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future lease payments, net of interest. The Company’s lease portfolio primarily consists of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
(q)Intangible Assets Other Than Goodwill, Net
The Company recognized certain finite-lived intangible assets as a result of the Business Combination. The Company’s finite-lived intangible assets consist of Customer Relationships, Trade Names, Investment Management Agreements, Internally Developed Software and Backlog. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
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

The Company also recognized certain indefinite-lived intangible assets as a result of the Business Combination consisting of certain investment management agreements. These indefinite-lived intangibles are not subject to amortization, but are evaluated for impairment at least annually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is unlikely that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is unlikely that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through this quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment loss will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value. See Note 11 (Intangible Assets, net) for details on impairments.
(r)Goodwill
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Goodwill is allocated at a reporting unit level. The Company has two reporting units, Wealth & Capital Solutions and International Real Estate, and tests goodwill annually for impairment at each reporting unit. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. See Note 14 (Goodwill, net) for details on impairments.
(s)Fixed Assets, Net
Fixed assets are recorded at cost, less accumulated depreciation and amortization, and are included in the “Other assets” line item in the Company’s Consolidated Statement of Financial Position. Fixed assets are depreciated or amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within general, administrative and other expenses in the Company’s Consolidated Statement of Operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term and the life of the asset, while other fixed assets are generally depreciated over a period of one to ten years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
(t)Debt Obligations, Net
The Company’s debt obligations are recorded at amortized cost, net of any debt issuance costs, discounts and premiums. Debt issuance costs are deferred and along with discounts and premiums are amortized to interest expense in the Consolidated Statement of Operations over the life of the related debt instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on retirement of debt in the Consolidated Statement of Operations when the Company prepays borrowings prior to maturity.
(u)Tax Receivable Agreement

The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the Company. The portion of the TRA liability related to the Business Combination is deemed contingent consideration payable to the previous owners and is carried at fair value, with changes in fair value reported within Gain (loss) on TRA in the Consolidated Statement of Operations. Future exchanges of Class B Units for shares of Class A Common Stock may increase the TRA liability. Those increases will be carried at a value equal to the expected future payments due under the TRA. See Note 20 (Commitments and Contingencies) for a detailed discussion on TRA exchanges. For future changes in the TRA balance due to exchanges, the Company will record an initial estimate of future payments under the TRA portion as an adjustment to Additional paid-in capital in the Consolidated Statement of Financial Position. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the Consolidated Statement of Operations.
(v)Warrant Liabilities

The Company evaluated the Warrants issued in connection with the Business Combination in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

with ASC 820, Fair Value Measurement, with changes in fair value recognized in Loss on warrant liability in the Consolidated Statement of Operations in the period of change. Prior to the Business Combination the Sponsor held private warrants that were contributed to the Company and legally cancelled. The contribution and cancellation of these warrants resulted in derecognition of the private warrants and accounted for in Additional paid-in capital as of January 1, 2023. The Company subsequently issued new warrants with terms identical to those of the public warrants to the Target Companies’ selling shareholders classified as derivative liabilities. See Note 1 (Description of the Business) and Note 15 (Debt, net of unamortized deferred financing) for detail on warrant transactions entered into by the Company.
(w)Earn-out Liabilities, at Fair Value

The Earn-out liabilities, at fair value, represents contingent consideration payable related to the Business Combination and various acquisitions by the Company. Changes in fair value are recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. See Note 3 (Business Combinations and Divestitures) and Note 20 (Commitments and Contingencies) for further information.
(x)Preferred Stock Tranche Liability, at Fair Value

The Preferred stock tranche liability, at fair value, represents the right, but not the obligation, of Allianz to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50 million. Changes in fair value are recognized in Gain (loss) on on preferred stock tranche liability in the Consolidated Statement of Operations in the period of change. See Note 1 (Description of the Business), Note 7 (Fair Value Disclosures), and Note 15 (Debt, net of unamortized deferred financing cost) for additional detail related to the Preferred stock tranche liability.
(y)Equity-Classified Warrants

In connection with the Allianz and Constellation Transactions, the Company issued warrants to purchase shares of the Company’s Class A Common Stock. The Company evaluated the Allianz and Constellation Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and determined that the warrants are derivatives that meet the fixed-for-fixed equity classification criteria. As such, the Allianz and Constellation Warrants are classified as a component of equity in the Consolidated Statement of Financial Position.

(z)Delayed Share Purchase Agreement

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
(aa)Non-controlling Interests
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
(ab)Derivative Financial Instruments
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

In connection with the LXi disposal, the Company determined the contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Consolidated Statement of Financial Position as of December 31, 2024. The Contingent consideration receivable will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change.
(ac)Segment Reporting
Our business is organized into two operating segments: Wealth & Capital Solutions and International Real Estate. As of the third quarter ended September 30, 2024, the Company changed the composition of its reportable segments and recast prior period amounts to conform to the Company’s current period segment information. Segment information is utilized by the Company’s chief operating decision maker, which is our Chief Executive Officer, to assess performance and to allocate resources. See Note 1 (Description of the Business) and Note 18 (Segment Reporting) for further information.
(ad)Interest Income
Interest income is earned on the Company’s cash balances, money market accounts, or through its investments in exchange-traded notes. These generally include debt securities held on a short- or medium-term basis when the Company has excess cash. The Company recognizes and records interest income in Interest income in the Consolidated Statement of Operations.
Dividend income is earned through investments in common stock, mutual funds, and exchange-traded funds. Dividend income is recorded on the date received and is included in Interest income in the Consolidated Statement of Operations.

(ae)Interest Expense
Interest is related to the Company’s debt as well as investments in exchange-traded notes. These generally include debt securities held on a short- or medium-term basis when the Company has excess cash. The Company recognizes and records interest expense in Interest expense in the Consolidated Statement of Operations.

(af)Other Income and Expenses

    Other than Interest income and Interest expense discussed above, other income and expenses include unrealized gains (losses) on investments, income from equity method investees, and other items.
The Company holds investments in common stock, mutual funds, exchange-traded funds, and exchange-traded notes, which represent investments in equity and debt securities. The Company earns realized and

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

unrealized gains and losses which depend on investment performance. Changes in fair value of these investments are recorded in Gain (loss) on investments in the Consolidated Statement of Operations.
The Company holds interests in various affiliated limited partnerships and limited liability companies, whose purpose is to achieve capital appreciation through investments in financial instruments and investment vehicles. The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting and may earn income related to its equity in income of equity method investees. The equity method investments are in various fund complexes, including funds focused on infrastructure and utilities, high income yields, and multi-strategy, among others. Changes in fair value of these investments are recorded in Gain (loss) on investments in the Consolidated Statement of Operations.

(ag)Held for Sale Accounting

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

(ah)Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has incorporated the requirements of this guidance into its consolidated financial statements.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its audited consolidated statements, including those it has not yet adopted. ASUs not listed above were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
(3)Business Combinations and Divestitures
AlTi Global Business Combination

On January 3, 2023, the Company entered into the Business Combination described in Note 1 (Description of the Business). The primary purpose of the Business Combination was to combine established high-growth companies that can benefit from access to capital and public markets and continue value-creation by management.
The Business Combination was a forward merger and is accounted for using the acquisition method of accounting. The Company was the accounting acquirer and Umbrella, including the Target Companies, was the accounting acquiree. The Company was determined to be the accounting acquirer because Umbrella met the definition of a VIE, and the Company was the primary beneficiary of Umbrella. ASC 805, Business Combinations, requires the primary beneficiary of a VIE to be identified as the accounting acquirer. The Company is the primary beneficiary because it controls all activities of Umbrella, and the non-managing members of Umbrella do not have substantive kick-out or participating rights.
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

As part of the Business Combination during the year ended December 31, 2023, the Company incurred $17.8 million of acquisition-related costs which are included predominantly in the “Professional fees” line in the Consolidated Statement of Operations. In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. Of the total debt issuance costs, $1.8 million is related to the Term Loan and drawn amount of the Revolver and is recorded as an offset to the “Debt, net of unamortized deferred financing cost” line item of the Consolidated Statement of Financial Position. $2.8 million of the debt issuance costs related to the undrawn amount of the Revolver were recorded in the “Other assets” line item of the Consolidated Statement of Financial Position.
The Business Combination was accounted for using the acquisition method of accounting, and the fair value of the total purchase consideration transferred was $1,071.1 million. Included in total purchase consideration is contingent consideration of $85.1 million, which is payable to the selling shareholders upon achievement of certain volume-weighted average price targets for the shares of Class A Common Stock or upon a change of control of the Company occurring between the Closing Date and the fifth anniversary of the Closing Date. Since this liability meets the definition of a derivative, it is recorded at fair value as a derivative liability in Earn-out liabilities, at fair value on the Consolidated Statement of Financial Position and measured at fair value at the acquisition date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

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

Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. Goodwill was initially allocated to the two reporting segments that existed at the time of the Business Combination. During the third quarter ended September 30, 2024, we changed the composition of our reporting and created two new segments — Wealth & Capital Solutions and International Real Estate. The goodwill

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

allocated between Wealth & Capital Solutions and International Real Estate as of December 31, 2024, is $377.8 million and $0.0 million, respectively.
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
The intangible assets acquired and subject to amortization have a weighted average useful life of 23.0 years. During the third quarter ended September 30, 2024, the carrying value of the indefinite lived intangible assets was reassessed in connection with the changes in the composition of our reporting segments which resulted in an impairment charge to reduce the carrying value of the indefinite lived intangible assets by $44.9 million.

Acquisition of AlTi Wealth Management (Singapore) Pte Limited

On April 6, 2023 (the “ALWP Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Singapore) Pte Limited (“ALWP”) pursuant to the terms of the share purchase agreement between the Company and ALWP (the “ALWP Acquisition”). The primary purpose of the ALWP Acquisition is to acquire ALWP’s extensive business within Southeast Asia to further expand the Company’s global operations.

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

The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration (“AWMS earn-out liability”), and the payment of assumed liabilities. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability in Earn-out liabilities, at fair value on the Consolidated Statement of Financial Position and measured at fair value at the acquisition date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. The total purchase consideration includes the following amounts:

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands)	AWMS Amount
Initial Cash consideration	$5,711
Equity consideration	1,459
Deferred cash consideration	6,695
Earn-out consideration	2,721
Payment of assumed liabilities	168
Total purchase consideration transferred	$16,754

The deferred cash consideration and the earn-out consideration were both paid during the year ended December 31, 2024.

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
Acquisition of East End Advisors, LLC
On April 3, 2024 (the “EEA Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of East End Advisors, LLC (“East End Advisors”) pursuant to the terms of the purchase agreement between the Company and EEA Holding Company, LLC (the “EEA Acquisition”).
The EEA Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from East End Advisors, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the EEA Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the EEA Acquisition Date as required under ASC 805.

The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. The contingent consideration was measured at fair value at the acquisition date and recorded within the Earn-out liabilities, at fair value line item in the Consolidated Statement of Financial Position.

(Dollars in Thousands)	Amount
Cash consideration	$69,013
Contingent consideration installments	23,308
Payment of assumed liabilities	793
Total purchase consideration transferred	$93,114

The Company incurred $1.3 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the EEA Acquisition:

(Dollars in Thousands)	EEA Acquisition Date Fair Value
Cash and cash equivalents	$218
Management/advisory fees receivable	12
Intangible assets	62,700
Goodwill	30,094
Operating lease right-of-use assets	2,326
Other assets	1,181
Total Assets Acquired	96,531
Accounts payable and accrued expenses	79
Operating lease liabilities	2,326
Other liabilities	1,012
Total Liabilities Assumed	$3,417
Total Assets Acquired and Liabilities Assumed	$93,114
The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the EEA Acquisition Date. During the year ended December 31, 2024, the Company made a measurement period adjustment to the purchase price allocation, which resulted in an increase to goodwill and a decrease to intangibles of $4.6 million. At this time we do not expect any additional material adjustments to the above allocations. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

With the exception of operating right-of-use assets and operating lease liabilities accounted for under ASC 842, Leases, in accordance with ASC 805, the assets and liabilities were recorded at their respective fair values as of April 1, 2024. The Company developed the fair value of intangible assets, which includes trade names, customer relationships and developed technology, using various techniques including relief of royalty, excess earnings method, and a discounted cash flow approach. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Business Combination, which does not qualify as a separately recognized intangible asset. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth & Capital Solutions segment.

Below is a summary of the intangible assets acquired in the EEA Acquisition:

(Dollars in Thousands)	EEA Acquisition Date Fair Value	Estimated Life (Years)
Trade Name	$1,400	5
Customer Relationships	$61,000	17
Developed Technology	$300	5
Total Intangible Assets	$62,700

The results of operations for EEA have been included in the Company’s consolidated financial statements from the EEA Acquisition Date.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Acquisition of Pointwise Partners Limited
On May 9, 2024 (the “PW Acquisition Date”), the Company acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100% (the “PW Acquisition”).

The PW Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from PW, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the PW Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the PW Acquisition Date as required under ASC 805.

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

The estimated deferred consideration is payable in cash and equity and is due for payment no later than March 1, 2025. In addition to the above, an additional amount of consideration to be paid fully in equity to PW employees upon meeting certain performance milestones was determined to be compensation rather than consideration transferred. Refer to Note 5 (Equity-Based Compensation) for additional details.

At the PW Acquisition Date, as required by ASC 805, the Company’s existing 50% equity in PW, which was previously recognized as an equity method investment, was revalued to reflect the fair value at this date. The fair value of this existing equity method investment was $6.2 million, which was calculated as 50% of the fair value of PW total equity value, excluding the impact of any synergies or control premium that would be realized by a controlling interest. During the year ended December 31, 2024, a gain of $4.5 million, representing the change in fair value, has been recognized in the Gain (loss) on investments line of the Consolidated Statement of Operations.

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

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the PW Acquisition Date. At this time we do not expect any additional material adjustments to the above allocations. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

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

The results of the PW Acquisition have been included in the Company’s consolidated financial statements from the PW Acquisition Date. Prior to the PW Acquisition Date, the results of PW were included as a 50% held equity method investment.

Acquisition of Envoi, LLC

On July 1, 2024 (the “Envoi Acquisition Date”), the Company purchased substantially all of the assets of Envoi, LLC (“Envoi”) pursuant to the terms of the asset purchase agreement by and among the Company and Envoi, as well as Envoi’s individual members (the “Envoi Acquisition”).
The Envoi Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from Envoi, affected for preliminary adjustments to reflect the fair market values

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the Envoi Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the Envoi Acquisition Date as required under ASC 805.

The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $34.3 million. Included in the total consideration is cash consideration of $25.3 million, and estimated contingent consideration of $9.0 million comprised of the Envoi earn-out liability and earn-out growth consideration liability. A portion of the contingent consideration will be used to establish a retention pool which is payable in a mixture of cash and equity to employees upon meeting certain revenue thresholds over a required service period. The portion of contingent consideration used to establish the retention pool is treated as compensation rather than consideration transferred. Refer to Note 5 (Equity-Based Compensation) for further details about the related equity award. The amount of contingent consideration related to consideration transferred was measured at fair value at the acquisition date and recorded within the Earn-out liabilities, at fair value line item in the Consolidated Statement of Financial Position. The total purchase consideration is summarized below:

(Dollars in Thousands)	Envoi Amount
Cash consideration	$25,258
Earn-out consideration	9,000
Total purchase consideration transferred	$34,258

The Company incurred $1.1 million of direct acquisition-related expenditures, which are recognized in the Professional fees line item of the Consolidated Statement of Operations.

The following table sets forth the fair values of the assets acquired, and liabilities assumed in connection with the Envoi Acquisition:

(Dollars in Thousands)	Envoi Acquisition Date Fair Value
Intangible assets	$23,300
Goodwill	10,824
Operating lease right-of-use assets	196
Other assets	157
Total Assets Acquired	34,477
Accounts payable and accrued expenses	1
Operating lease liabilities	218
Total Liabilities Assumed	219
Total Assets Acquired and Liabilities Assumed	$34,258

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Envoi Acquisition Date. During the year ended December 31, 2024, the Company made a measurement period adjustment to the purchase price allocation, which resulted in an increase to intangibles and a decrease to goodwill of $1.0 million. At this time we do not expect any additional material adjustments to the above allocations. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

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

Below is a summary of the intangible assets acquired in the Envoi Acquisition:

(Dollars in Thousands)	Envoi Acquisition Date Fair Value	Estimated Life (Years)
Customer Relationships	$23,300	15
Total Intangible Assets	$23,300

The results of the Envoi Acquisition have been included in the Company’s consolidated financial statements from the Envoi Acquisition Date.
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for Envoi, EEA, and PW as of the years ended December 31, 2024 and December 31, 2023. Supplemental pro forma financial information for AWMS and ALWP is presented as of the year ended December 31, 2023. The unaudited supplemental pro forma financial information gives effect to the acquisitions as if they had occurred on January 1, 2023.
The following acquisitions have been excluded from the unaudited pro forma financial information presented below since their results of operations are included in our unaudited consolidated statement of operations:
•EEA, PW, and Envoi acquisitions for the year ended December 31, 2024
•AWMS and ALWP acquisitions for the year ended December 31, 2024 and December 31, 2023, respectively
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the AWMS, ALWP, EEA, PW, and Envoi acquisitions had taken place on January 1, 2023, nor is it indicative of future results.

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Total revenue	$215,339	$276,959	$102,598
Net income (loss)	$(101,668)	$(162,307)	$(2,050)
Deconsolidation of Alvarium Home REIT Advisors Ltd

AlTi was formed on January 3, 2023, through a business combination transaction that included certain legacy Alvarium companies. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. On June 30, 2023, the Company entered into a series of agreements that resulted in the

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

deconsolidation of AHRA from the International Real Estate segment with immediate effect. The agreements removed ARE’s potential controlling voting rights in AHRA (previously ascertainable on the exercise of the option), and terminated other residual contractual relationships between AHRA and ARE. As a result, these agreements removed AlTi’s control of AHRA from an accounting perspective. AHRA’s results are included in the Company’s Consolidated Statement of Operations for the period from January 3, 2023 to June 30, 2023, and its accounts were removed from the Consolidated Statement of Financial Position as of June 30, 2023. The deconsolidation resulted in an intangible asset impairment charge of $29.4 million, which was recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations during the year ended December 31, 2023. Assets managed by AHRA, however, have been excluded from the Company’s AUM/AUA metrics since January 1, 2023.

Disposal of LRA

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. This contingent consideration is payable in installments on each of the first four anniversaries of the sale of LRA. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Consolidated Statement of Financial Position as of December 31, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change.

The disposal was completed on March 6, 2024. As a result, the Company has recognized an intangible asset impairment charge of $23.5 million, which is recorded in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations during the year ended December 31, 2023. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. For the year ended December 31, 2024, a net loss of $(0.4) million was recorded in connection with the completion of this disposal, which was recognized in the line item Gain (loss) on investments in the Consolidated Statement of Operations.

Disposal of FOS

On November 6, 2023, the Company entered into an agreement to sell FOS, the European-based trust and private office service which was part of the Company’s Wealth & Capital Solutions segment, for a cash consideration of approximately $20.1 million. Subsequently, an adjustment to the cash consideration of $(0.6) million was made, resulting in a final cash consideration of approximately $19.5 million. The agreement to sell was subject to regulatory approval that was granted in April 2024, following which, on May 8, 2024, the transaction was completed. This disposal does not represent a strategic shift that will have a major impact on the Company’s operations, and as such, is not classified as a discontinued operation. As of December 31, 2023, the major classes of assets and liabilities of FOS were presented as held for sale in the Consolidated Statement of Financial Position. During the year ended December 31, 2024, a gain on disposal of $9.4 million was recognized in Gain (loss) on investments in the Consolidated Statement of Operations.

Assets Held for Sale

The carrying amounts of the major classes of assets and liabilities of FOS and LRA were presented as held for sale in the Consolidated Statement of Financial Position at December 31, 2023. As of the year ended December 31, 2024, no assets or liabilities were classified as held for sale.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The following table represents amounts presented as held for sale for the periods presented:

As of
(in thousands)	December 31, 2023
Assets
Cash and cash equivalents	$2,897
Fees receivable, net	4,792
Intangible assets, net of accumulated amortization	46,658
Operating lease right-of-use assets	434
Deferred tax asset, net	41
Other assets	1,812
Total assets held for sale	$56,634
Liabilities
Accounts payable and accrued expenses	$(1,007)
Operating lease liabilities	(381)
Deferred tax liability, net	(10,852)
Deferred income	(781)
Other liabilities	(772)
Total liabilities held for sale	$(13,792)
(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Management/advisory fees	$190,455	$180,861	$76,872
Incentive fees	3,256	43,377	—
Distributions from investments	12,304	17,185	—
Other fees/income	920	5,494	—
Total Income	$206,935	$246,917	$76,872

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(Dollars in Thousands)	As of December 31, 2024	As of December 31, 2023
Management/advisory fees receivable
Beginning balance	$29,539	$30,698
Ending balance (1)	32,194	29,539

Incentive fees receivable
Beginning balance	$40,356	$7,570
Ending balance (2)	1,324	40,356

Other fees/income receivable
Beginning balance	$526	$4,112
Ending balance	98	526

Deferred management/advisory fees
Beginning balance	$(66)	$(945)
Ending balance	(1)	(66)

Deferred other fees/income
Beginning balance	$—	$(422)
Ending balance	—	—
(1) As of December 31, 2024 and December 31, 2023, this amount includes $0.7 million and $1.2 million, respectively, in Management/advisory fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(2) As of December 31, 2024 and December 31, 2023, this amount includes $0.2 million and $14.9 million, respectively, in Incentive fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(5)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the board of directors under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 11,788,132, of which 1,213,605 remain available as of December 31, 2024. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.

The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of December 31, 2024, the Company has an unrecognized equity-based compensation expense of $18.4 million, which is expected to be recognized over a weighted average period of 1.74 years.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The following table summarizes the equity-based compensation award activity for the years ended December 31, 2024, and December 31, 2023:

	December 31, 2024		December 31, 2023
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	4,797,464	$4.64	—	$—
Restricted common stock granted	4,181,243	5.18	7,514,293	6.44
Restricted common stock forfeited	(938,383)	4.86	(182,627)	4.35
Restricted common stock vested	(1,823,811)	4.99	(2,534,202)	9.99
Restricted common stock awards outstanding at end of period	6,216,513	$4.86	4,797,464	$4.64

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Consolidated Statement of Operations, during the years ended December 31, 2024, and December 31, 2023:

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
RSUs	$10,554	$36,779	$—
PRSUs	3,241	—	—
Acquisition-related	6,891	6,968	3,716
TIH SPA	—	1,178	—
Revenue share	1,077	1,249	—
Deferred compensation	4,523	—	—
Total	$26,287	$46,174	$3,716

RSUs

In connection with the Business Combination, certain of TWMH’s restricted units vested and the Company granted fully vested shares to Alvarium’s employees, resulting in compensation expense of $4.2 million and $24.6 million, respectively, during the year ended December 31, 2023. The $24.6 million consisted of $21.0 million related to the acceleration of 2.1 million of earn-out shares at closing and $3.6 million for 360,485 shares related to another transaction completed in contemplation of and for the benefit of the acquirer under Topic 805. None of these stock awards were outstanding after the Business Combination.
Upon completion of the Business Combination, the Company issued 60,800 shares of Class A Common Stock to employees of the Company. These awards vested in full immediately and had a fair value of $10.00 per share, resulting in compensation expense of $0.6 million for the year ended December 31, 2023.

On March 23, 2023, in connection with the Business Combination, the Company granted 65,554 RSUs to its board of directors, which vested over an approximate nine-month period and had a fair value of $12.56 per share. On March 1, 2024, the Company granted 138,564 RSUs to its board of directors, which vest over a four-

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

month period and had a fair value of $5.87 per share. On June 27, 2024, the Company granted 123,732 RSUs to its board of directors, which vest over a twelve-month period and had a grant date fair value of $4.91 per share. On August 2, 2024, the Company granted 45,549 RSUs to its board of directors, which vest over an eleven-month period and had a grant date fair value of $4.38 per share. These grants resulted in compensation expense of $1.2 million and $0.8 million for the years ended December 31, 2024 and December 31, 2023, respectively.
On May 31, 2023, the Company granted 4,697,317 RSUs to its employees, which vest over a three-year period and had a fair value of $4.35 per share. On June 5, 2024, the Company granted 2,219,661 RSUs to its employees, which vest over a three-year period and had a fair value of $4.78 per share. These grants resulted in compensation expense of $8.6 million and $5.4 million for the years ended December 31, 2024 and December 31, 2023, respectively. Since the initial grant date of these awards, 857,939 shares have been forfeited.

On various dates throughout 2023, the Company granted 111,148 and 118,987 RSUs to employees, representative of buy-out equity awards as restricted units, vesting generally over a one to three year period, with a fair value of $7.66 and $8.72, respectively, per share. On February 6, 2024, the Company granted 29,154 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a two year period, with a fair value of $5.36 per share. On December 23, 2024, the Company granted 57,458 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a three year period, with a fair value of $4.14 per share. The Company recognized compensation expense of $0.8 million and $1.0 million for the years ended December 31, 2024 and December 31, 2023, respectively, related to these buy-out equity awards.

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

On June 5, 2024, the Company granted 1,567,125 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $5.76 per share using the following model inputs and assumptions: i) ending average stock price of $4.78, ii) volatility rate of 62.1%, iii) risk free rate of 4.5% and iv) expected term of 2.88 years. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. These grants resulted in compensation expense of $3.2 million for the year ended December 31, 2024.

Acquisition-Related Equity-Based Compensation Awards

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024, and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of ten business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million,

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The number of shares awarded will be calculated based on the twenty day average volume weighted average price of the Company’s Class A Common Stock preceding the first and second payment dates. The Company recognized an expense for the earn-ins of $4.1 million, $7.0 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022 , respectively.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same pattern as the above-described amendment for the compensatory earn-ins. As of December 31, 2024, and December 31, 2023, this contingent consideration is recorded as a liability of $0.9 million and $1.8 million in the Earn-in consideration payable line of the Consolidated Statement of Financial Condition and Consolidated Statement of Financial Condition, respectively.

In connection with the Company’s acquisition of East End Advisors (see Note 3 Business Combinations and Divestitures), certain employees of East End Advisors are entitled to receive a portion of the contingent consideration comprised of a combination of additional cash and shares of the Company (the “EEA Equity Awards”) based on the future EBITDA performance targets between the closing date of April 3, 2024 and the fifth anniversary of the closing date. The portion of the EEA Equity Awards to be issued in shares was measured at fair value as of the closing date. The Company recognized compensation expense for the estimated shares in relation to the accrual of the EEA Equity Awards of $1.6 million for the year ended December 31, 2024.

In connection with the Company’s acquisition of PW (see Note 3 Business Combinations and Divestitures), certain employees of PW are entitled to receive additional shares of the Company (the “PW Equity Awards”). The PW Equity Awards are payable in equity upon the achievement of certain integration milestones and are due for payment no later than March 1, 2025. The Company recognized compensation expense in relation to the accrual of the PW Equity Awards of $1.0 million for the year ended December 31, 2024.

In connection with the Company’s acquisition of Envoi (see Note 3 Business Combinations and Divestitures), certain employees of Envoi are entitled to receive a portion of the earn-out growth consideration liability comprised of a combination of cash and additional shares of the Company (the “Envoi Equity Awards”). Compensation expense related to the Envoi Equity Awards is determined in accordance with revenue based formulas provided for in the asset purchase agreement and are payable to eligible employees in 2028. The Company recognized compensation expense in relation to the accrual of the Envoi Equity Awards of $0.1 million for the year ended December 31, 2024.

Delayed Share Purchase Agreement

In connection with TWMH’s historical acquisition of TIH, the Delayed Share Purchase Agreement (“TIH SPA”) was amended on July 28, 2023. The TIH SPA was amended to include the Company’s Class A Common
Stock as part of the purchase price. On August 1, 2023, the Company granted 152,930 shares of Class A Common Stock with a fair value of $7.70 per share under the terms of the TIH SPA amendment. The amendment to the purchase price is compensatory in nature. The Company recognized compensation expense in relation to the accrual of the TIH SPA of $1.2 million for the year ended December 31, 2023, which is included in Compensation and employee benefits in the Consolidated Statement of Operations.

Revenue Share

During the years ended December 31, 2024, and December 31, 2023, the Company accrued $1.1 million and $1.2 million in compensation expense related to various revenue share arrangements to its employees, which is

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

included in Compensation and employee benefits in the Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Consolidated Statement of Financial Position.
Deferred Compensation Liability

In connection with the ALWP Acquisition, during the year ended December 31, 2024, the Company accrued $4.5 million in shares of Class A Common Stock which is included in Compensation and employee benefits in the Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Consolidated Statement of Financial Position.
(6)    Income Taxes

The computation of the effective tax rate, tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the exchanges of Common Units for shares of Class A Stock, inclusive of an analysis of tax basis and state tax implications of the Company and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available and cannot be finally determined until the Company’s 2023 tax returns have been filed. The tax basis and impact of the Company and their underlying assets and liabilities are based on estimates subject to finalization of its tax returns.
The Company is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal and state and local corporate-level income taxes on its share of taxable income from the Umbrella Partnership. The Umbrella Partnership is a partnership for U.S. federal income tax purposes and a taxable entity for certain state and local taxes, such as New York City Unincorporated Business Tax (“UBT”). Further, the Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of shares of Class B Common Stock and Class B Units for shares of Class A Common Stock, inclusive of an analysis of tax basis and state tax implications of the Umbrella Partnership and its underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Umbrella Partnership and its underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.
For financial reporting purposes, the components of income (loss) before income tax benefit were as follows:

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
U.S. Domestic	$(75,928)	$(7,708)	$1,082
Foreign	(119,510)	(308,629)	(6,553)
Income (loss) before income tax benefit	$(195,438)	$(316,337)	$(5,471)

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The following table presents the components of the Company’s income tax expense (benefit):

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Current income tax expense (benefit)
U.S. federal	$613	$803	$320
State and local	1,230	170	224
Foreign	1,079	880	84
	$2,922	$1,853	$628

Deferred income tax expense (benefit)
U.S. federal	$(10,178)	$(173)	$(64)
State and local	(10,111)	(863)	(31)
Foreign	(3,766)	(11,351)	(6)
	$(24,055)	$(12,387)	$(101)

Total income tax expense (benefit)
U.S. federal	$(9,565)	$630	$256
State and local	(8,881)	(693)	193
Foreign	(2,687)	(10,471)	78
Total income tax expense (benefit)	$(21,133)	$(10,534)	$527

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The following table sets forth the reconciliation of the Company’s effective rate to the statutory rate:

	For the Year Ended
(Dollars in Thousands)	December 31, 2024		December 31, 2023		December 31, 2022 (Predecessor)
U.S. federal tax expense (benefit) at statutory rate	$(41,042)	21.0%	$(66,416)	21.0%	$(1,149)	21.0%
State tax, net of federal benefit	(9,065)	4.7%	(1,119)	0.4%	38	(0.7)%
Goodwill Impairment	14,640	(7.6)%	32,254	(10.2)%	—	—%
Exempt income	—	—%	(6,524)	2.1%	127	(2.3)%
Non-deductible Professional Fees	653	(0.3)%	3,616	(1.1)%	—	—%
Change in fair value of warrant liability	—	—%	2,702	(0.9)%	—	—%
Change in fair value of contingent consideration	(6,129)	3.2%	(5,500)	1.7%	—	—%
Other Permanent differences	1,631	(0.8)%	8	—%	3	(0.1)%
Prior period adjustments	49	—%	(246)	0.1%	(2)	—%
Change in Valuation Allowance	10,074	(5.2)%	28,700	(9.1)%	1,393	(25.5)%
Foreign rate differential	(647)	0.3%	236	(0.1)%	116	(2.1)%
Stock based compensation	806	(0.4)%	145	—%	—	—%
Capital payments	1,465	(0.8)%	—	—%	—	—%
Rate Change	(931)	0.5%	247	(0.1)%	—	—%
Net impact of non-controlling interest	7,363	(3.8)%	1,363	(0.4)%	—	—%
Total Effective Rate	$(21,133)	10.8%	$(10,534)	3.3%	$527	(9.6)%
The Company had an effective tax rate of 10.8%, 3.3% and (9.6)% for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rates differed from the statutory rate primarily due to the impact of valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K. and in the Company’s investment in subsidiary, the portion of income allocated to noncontrolling interests, and goodwill impairment.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

As of December 31, 2024 and 2023 the income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating losses	$46,769	$23,273
Investment in partnership	15,321	7,158
Goodwill	1,503	201
Disallowed interest carryforward	8,337	4,376
Accruals and reserves	6,592	11,191
Operating Lease Liability	5,068	5,274
Other deferred tax asset	4,428	—
Total deferred tax assets	88,018	51,473

Deferred tax liabilities
Intangibles	$17,353	$17,649
Operating Lease - Right Of Use	5,047	5,299
Investment in partnership	—	—
Other deferred tax liability	1,436	627
Total deferred tax liabilities	23,836	23,575
Valuation allowance	(53,654)	(42,007)
Net deferred tax asset (liabilities)	$10,528	$(14,109)
As of December 31, 2024, the Company has U.S. federal net operating losses (“NOLs”) of $60.7 million and foreign NOLs of $143.0 million that can be carried forward indefinitely until they are used. The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of December 31, 2024, the Company has recorded a valuation allowance against $16.8 million of NOLs generated by its U.S. operations and substantially all the foreign subsidiaries with NOL carryforwards are in a full valuation allowance position.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is currently under examination by New York City UBT for the years ended December 2020 and 2021. We do not believe that there is material exposure in connection with the examination.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The following table presents a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended December 31, 2024 and 2023:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Balance at January 1,	$—	$—
Additions, based on tax positions related to current year	—	—
Additions for tax positions of prior years	240	—
Reduction for tax positions of prior years	—	—
Settlements	—	—
Lapses in statues of limitations	—	—
Balance at December 31	$240	$—
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

•AWMS Earn-Out Liability - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn out payment discounted using the liability discount rate which is estimated based on the Company’s credit rating. As of September 30, 2024, the settlement amount became known, which is based on actual revenues received. As such, the use of the Level 3 valuation technique has been discontinued. Additionally, during the fourth quarter of 2024, the AWMS earn-out liability was fully paid.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The following is a summary categorization of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments. Investments at fair value as of December 31, 2024, and December 31, 2023 are presented below:

	As of December 31, 2024
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$105	$—	$—	$105
Exchange-traded funds and BDC funds	118	—	—	118
Investments – External Strategic Managers (1)	—	—	147,568	147,568
Investments – Affiliated Funds (2)	—	—	—	883
Contingent consideration receivable	—	—	1,389	1,389
Total	$223	$—	$148,957	$150,063

Liabilities:
Preferred stock tranche liability	$—	$—	$3,940	$3,940
Earn-out liabilities	—	—	64,639	64,639
TRA liability (3)	—	—	9,378	9,378
Earn-in consideration payable	932	—	—	932
Total	$932	$—	$77,957	$78,889

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
(2) Investments in Affiliated Funds are measured at fair value using the net asset value (or its equivalent) practical expedient. The Company’s investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment company as reported and without adjustment. The Company does not have any commitments to the Affiliated Funds and redemptions are permitted on a monthly basis and require 30 days’ notice. The strategies of the Affiliated Funds primarily focus on near-dated, hard catalyst events that typically involve hostile deals, proposals, minority interest buy-ins, leverage buyouts, activism, spin-offs, recapitalizations, and agreed upon deals. The investments held in the Affiliated Funds are primarily highly liquid and marketable securities. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Financial Position.
(3) The Company carries a portion of its TRA liability at fair value equal to the expected future payments under the TRA.

	As of December 31, 2023
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$75	$—	$—	$75
Exchange-traded funds	108	—	—	108
Investments – External Strategic Managers	7	—	164,077	164,084
Investments – Affiliated Funds (1)	—	—	—	1,627
Total	$190	$—	$164,077	$165,894

Liabilities:
Earn-out liabilities	$—	$—	$63,444	$63,444
TRA liability (2)	—	—	13,233	13,233
Earn-in consideration payable	1,830	—	—	1,830
Total	$1,830	$—	$76,677	$78,507

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(1) Investments in Affiliated Funds are measured at fair value using the net asset value (or its equivalent) practical expedient. The Company’s investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment company as reported and without adjustment. The Company does not have any commitments to the Affiliated Funds and redemptions are permitted on a monthly basis and require 30 days’ notice. The strategies of the Affiliated Funds primarily focus on near-dated, hard catalyst events that typically involve hostile deals, proposals, minority interest buy-ins, leverage buyouts, activism, spin-offs, recapitalizations, and agreed upon deals. The investments held in the Affiliated Funds are primarily highly liquid and marketable securities. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Financial Position.
(2) The Company carries a portion of its TRA liability at fair value based on the expected future payments under the TRA.
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other losses in the Consolidated Statement of Operations. During the year ended December 31, 2024, there was one transfer from Level 3 to Level 1 of the AWMS earn-out liability. During the year ended December 31, 2023, there was one transfer from Level 3 to Level 1 of the earn-in consideration payable. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of December 31, 2024 and December 31, 2023:

	Level 3 Liabilities as of December 31, 2024
(Dollars in Thousands)	TRA liability	Earn-out liability	AWMS earn-out liability	EEA earn-out liability	Envoi earn-out consideration liability	Envoi earn-out growth consideration liability	Preferred stock tranche liability	Total
Beginning balance	$13,233	$62,380	$1,064	$—	$—	$—	$—	$76,677
Issuances	—	—	—	23,308	7,980	1,020	4,540	36,848
Settlements	—	—	—	—	—	—	—	—
Net (gains) losses	(3,855)	(38,532)	39	6,563	1,620	300	(600)	(34,465)
Transfers out of Level 3	$—	$—	(1,103)	—	—	—	$—	$(1,103)
Ending balance	$9,378	$23,848	$—	$29,871	$9,600	$1,320	$3,940	$77,957

	Level 3 Liabilities as of December 31, 2023
(Dollars in Thousands)	TRA Liability	Earn-out Liability	AWMS earn-out liability	Earn-in consideration payable	Total
Beginning balance	$13,000	$91,761	$—	$1,519	$106,280
Issuances	—	—	2,721	—	2,721
Settlements	—	—	—	—	—
Net (gains) losses	233	(29,381)	(1,657)	311	(30,494)
Transfers out of Level 3	$—	$—	—	$(1,830)	$(1,830)
Ending balance	$13,233	$62,380	$1,064	$—	$76,677

	Level 3 Assets as of December 31, 2024
(Dollars in Thousands)	Investments – External Strategic Managers	Contingent Consideration Receivable	Total
Beginning balance	$164,077	$—	$164,077
Realized and Unrealized Gains (Losses)	(16,509)	(546)	(17,055)
Purchases	—	1,935	1,935
Ending balance	$147,568	$1,389	$148,957

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

	Level 3 Assets as of December 31, 2023
(Dollars in Thousands)	Investments – External Strategic Managers	Total
Beginning balance	$146,130	$146,130
Realized and Unrealized Gains (Losses)	$2,580	$2,580
Purchases	$15,367	$15,367
Ending balance	$164,077	$164,077

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2024

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$147,568	Discounted Cash Flow	Discount rate	18.0% -33%	Lower
			Long-term growth rate	4.0%	Higher
Contingent consideration receivable	$1,389	Monte Carlo	Risk-free rate	4.2%	Higher
			Volatility	26.5%	Lower
			Credit spread	0.8%	Lower
Level 3 Liabilities:
TRA liability	$9,378	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.2% - 10.9%	Lower
			Equity risk premium	6.1% - 13.2%	Lower
Business Combination earn-out liability	$23,848	Monte Carlo	Volatility	70.0%	Higher
			Risk-free rate	4.3%	Higher
EEA earn-out liability	$29,871	Discounted Cash Flow	EBITDA Discount Rate	16.3%	Lower
			Risk-free rate	4.3%	Lower
			Credit spread	7.9%	Lower
Envoi earn-out consideration liability	$9,600	Discounted Cash Flow	Growth rate	10.9%	Higher
			Revenue risk-adjusted discount rate	12.5%	Lower
			Risk-free rate	4.2%	Lower
			Credit spread	7.7%	Lower
Envoi earn-out growth consideration liability	$1,320	Monte Carlo	Metric volatility	33.0%	Lower
			Risk-free rate	4.3%	Lower
			Revenue discount rate	12.5%	Lower
			Credit Risk Adjusted Discount Rate	11.9%	Lower
Preferred stock tranche liability	$3,940	Binomial lattice model	Volatility	50.0%	Higher
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.8%	Lower
			Credit spread	7.9%	Lower

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
(8) Equity Method Investments
As of December 31, 2024 and December 31, 2023, the Company had $27.5 million and $14.2 million, of equity method investments recorded within equity method investments on the Consolidated Statement of Financial Position and Consolidated Statement of Financial Position, respectively. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the years ended December 31, 2024 and December 31, 2023, the Company recognized $4.1 million and $6.6 million, respectively, of impairment on its equity method investments within gain (loss) on investments in the Consolidated Statement of Operations. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. The Company assesses indicators of impairment every quarter utilizing a number of factors, including market conditions. For the years ended December 31, 2024 and December 31, 2023, the Company recognized $69.1 thousand and $9.0 million, respectively, of impairment to these assets.

The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2024, 2023 and 2022, no equity method investment held by the Company met the significance criteria individually or in aggregate. As such, the Company is not required to present separate financial statements or supplemental financial information for any of its equity method investments.

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

(Dollars in Thousands)	As of December 31, 2024	As of December 31, 2023
Non-Consolidated VIEs
Unconsolidated VIE assets	$3,559,742	$3,777,125
Unconsolidated VIE liabilities	$205,021	$215,896
Equity interests on the Consolidated Statement of Financial Position	6,360	9,866
AlTi exposure	$6,360	$10,273
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The Cost and Fair Value of Investments as of December 31, 2024 and December 31, 2023 are presented below:

	As of December 31, 2024		As of December 31, 2023
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$122	$105	$93	$75
Exchange-traded funds	101	112	105	108
TIG Arbitrage Associates Master Fund	482	515	482	500
TIG Arbitrage Enhanced Master Fund	179	229	179	231
TIG Arbitrage Enhanced	—	—	682	776
Arkkan Opportunities Feeder Fund	111	139	111	119
Arkkan Capital Management Limited	20,062	21,181	20,062	24,822
Zebedee Asset Management	68,913	80,127	68,913	69,454
Romspen Investment Corporation (1)	72,523	46,260	72,523	69,802
Other	6	6	7	7
Total Investments at fair value	$162,499	$148,674	$163,157	$165,894

Equity method investments:
Real estate equity method investments	$5,863	$5,863	$9,311	$9,311
Wealth management - investment advisory	$20,404	$20,404	$2,505	$2,505
Carried interest vehicles	$1,250	$1,250	$2,378	$2,378
Total Equity method investments	27,517	27,517	14,194	14,194

Total	$190,016	$176,191	$177,351	$180,088
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
The breakdown of unrealized gains (losses) and realized gains (losses) on Investments at fair value for the relevant periods are as follows:

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Gains (Losses) on Investments at fair value:
Realized gains (losses)	$(15)	$1	$(68)
Unrealized gains (losses)	(16,491)	2,749	247
Total gains (losses) on Investments at fair value	$(16,506)	$2,750	$179

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(11) Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Consolidated Statement of Financial Position.

	As of December 31, 2024
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	22.3	$277,117	$—	$(18,999)	$258,118
Investment management agreements	0.0	2,351	(2,104)	(247)	—
Trade names	9.4	12,198	(110)	(2,498)	9,590
Acquired internally developed software	5.0	1,300	—	(445)	855
Other intangible asset	0.0	622	—	(622)	—
Total amortized intangible assets		293,588	(2,214)	(22,811)	268,563
Non-amortized intangible assets (1)
Investment management agreements (3)		245,900	(44,900)	—	201,000
Total intangible assets		$539,488	$(47,114)	$(22,811)	$469,563

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

(2) As of December 31, 2024, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $99.3 million related to the PW, EEA, and Envoi Acquisitions, a transfer of $4.6 million to Goodwill related to measurement period adjustments for the EEA Acquisition and a transfer of $1.0 million from Goodwill related to measurement period adjustments for the Envoi Acquisition (see Note 3 Business Combinations and Divestitures), as well as foreign currency translation differences of $(1.3) million.

(3) During the third quarter ended December 31, 2024, the Company commenced a strategic review of its Real Estate Businesses and conducted a realignment of its operating segments. Prior to the realignment, the Company conducted a goodwill impairment test to determine whether the fair value of its reporting units declined to an amount lower than the carrying value of goodwill. As part of the test, we utilized the discounted cash flow method and determined the fair value of TIG’s Investment Management Agreement (the “IMA”) had declined. As such, the Company recognized intangible asset impairment charges of $44.9 million related to the IMA, which is classified as an indefinite-lived intangible asset and part of the Wealth & Capital Solutions segment. Drivers of the impairment for the IMA primarily include the financial projections and discount rate associated with the instrument. See Note 14 (Goodwill, net) for further details around the related impairment to goodwill as a result of our strategic realignment.

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
(1) During the year ended December 31, 2023, the Company deconsolidated AHRA (See Note 3 Business Combinations and Divestitures) and as a result, recorded an impairment charge of $29.4 million to the carrying value of AHRA’s investment advisory agreement with Home REIT, which is recorded in the line item Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Consolidated Statement of Financial Position as of December 31, 2024. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change. The disposal completed on March 6, 2024. As a result, during the year ended December 31, 2023, AlTi recognized an intangible asset impairment charge of $23.5 million in Impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations. In addition, as of December 31, 2023, the major classes of assets and liabilities of LRA were presented as held for sale in the Consolidated Statement of Financial Position. For the year ended December 31, 2024, a net loss of $(0.4) million gain was recorded in connection with the completion of this disposal, which was recognized in the line item Gain (loss) on investments in the Consolidated Statement of Operations.
(2) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.
(3) Gross carrying amounts related to the Company’s intangible assets include foreign currency translation differences of $7.4 million as of December 31, 2023.
Amortization expense of approximately $13.4 million, $14.1 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, was recognized.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of December 31, 2024
2025	$15,300
2026	15,300
2027	15,300
2028	15,100
2029 and beyond	207,563
Total	$268,563

(12) Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of December 31, 2024	As of December 31, 2023
Fixed assets, net:
Leasehold improvements	$17,736	$4,978
Office equipment and furniture	3,329	3,489
Foreign currency translation difference	168	(270)
Accumulated depreciation and amortization	(5,092)	(5,665)
Fixed assets, net	16,141	2,532
Lease incentive receivables	5,522	7,038
Accrued income	16,011	17,124
Prepaid expenses	9,116	8,045
Sundry receivables	6,744	5,664
Other receivables	5,321	5,166
Other assets	942	2,613
Other assets, net (1)	$59,797	$48,182

(1) As of December 31, 2024 and December 31, 2023, these amounts include $3.5 million and $6.7 million, respectively, in receivables due from related parties. See Note 17 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of December 31, 2024	As of December 31, 2023
AWMS deferred cash consideration	—	7,135
PW deferred consideration	3,339	—
Payroll	—	5,202
Corporation tax payable	2,342	—
Sundry	3,556	3,422
Other	1,563	6,775
Accrued legal	5,125	—
Other Liabilities, net (1)	15,925	22,533
(1) As of December 31, 2024 and December 31, 2023, these amounts include $3.6 million and $8.4 million, respectively, in liabilities due to related parties. Additionally, certain reclassifications have been made during the current period and are no longer comparable to the

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

year ended December 31, 2023. See Note 17 (Related Party Transactions) and Note 2 (Summary of Significant Accounting Policies), respectively, for further details.
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
The components of lease costs are as follows:

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Operating lease expense	$12,680	$8,782	$2,974
Variable lease expense	2,709	3,165	1,353
Short-term lease expense	256	750	144
Total lease expense	$15,645	$12,697	$4,471
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Year Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Operating cash flow information:
Operating cash flow from operating leases	$8,027	$7,131	$2,930
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$6,239	$35,629	$2,621
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease term	11.46	11.94
Weighted-average discount rate	5.99%	6.22%

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Future minimum lease payments for the Company’s operating leases as of December 31, 2024, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
2025	$8,849
2026	8,391
2027	7,763
2028	7,183
2029	6,352
2030 and beyond	58,476
Total lease payments	97,014
Less: Imputed interest	33,959
Present value of lease liabilities	$63,055
(14) Goodwill, net
The following tables provide a reconciliation of Goodwill, net reported on the Consolidated Statement of Financial Position and Consolidated Statement of Financial Position as of December 31, 2024 and December 31, 2023, respectively.

	As of December 31, 2024
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Total
Beginning Balance
Gross goodwill	$321,154	$90,480	$411,634
Accumulated impairment losses	—	—	—
Net goodwill:	$321,154	$90,480	$411,634

Goodwill acquired during the period	$44,065	$—	$44,065
Impairment charges	(29,367)	(40,357)	(69,724)
Resegmentation of U.S. Asset Management (1)	40,625	(40,625)	—
Measurement period adjustments	3,600	—	3,600
Currency translation and other adjustments	(2,235)	(9,498)	(11,733)
	$56,688	$(90,480)	$(33,792)
Ending Balance
Gross goodwill	$377,842	$—	$377,842
Accumulated impairment losses	—	—	—
Net goodwill	$377,842	$—	$377,842
(1) As of the third quarter ended September 30, 2024, the Company changed its segments. Prior year disclosures have not been restated. See Note 18 (Segment Reporting) for more information.

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

As part of the Company’s strategic review of its Real Estate Businesses, the Company realigned its operating segments which resulted in a change to our reporting units as of the third quarter ended September 30, 2024. We determined that triggering events had occurred due to changes in the composition of our reporting units in addition to declining revenues and increased expenses associated with the Real Estate Businesses. As such, a goodwill impairment test of the reporting units was performed prior to their realignment. During the year ended December 31, 2024, the Company recognized an impairment charge of $44.9 million related to TIG’s Investment management agreements (“IMAs”), which is classified as an indefinite-lived intangible asset. See Note 11 (Intangible Assets, Net) for further details. Additionally, during the year ended December 31, 2024, the Company recognized a $29.4 million and $40.4 million impairment to goodwill for its Wealth & Capital Solutions and International Real Estate segments, respectively. The primary drivers of impairment are the financial projections and discount rate for the IMAs and financial projections, discount rate, and market multiples for goodwill. As of December 31, 2024, all goodwill allocated to the International Real Estate segment is written off. See Note 18 (Segment Reporting) for further information about changes to the Company’s segments.

During the year ended December 31, 2023, the Company evaluated as of September 30, 2023 whether circumstances existed, indicating that the fair value of its reporting units may have declined to an amount lower than the carrying value of goodwill recorded on its Consolidated Statement of Position as of that date. The Company considered a variety of factors, including the impact of prevailing market conditions, persistently high interest rates and uncertainties caused by inflation and certain world events as well as the recent actions taken by the Company to restructure and reposition certain of the businesses within its reporting units. Based on the evaluation of these factors, the Company concluded that triggering events had occurred during the period that required the Company to assess whether the goodwill allocated to its legacy International Real Estate reporting unit was impaired. Accordingly, the Company performed a goodwill impairment test, which compared the estimated fair value of the legacy International Real Estate reporting unit to its carrying value. The Company utilized the discounted cash flow method under the income approach and the Guideline Public Company Method (“GPCM”) under the market approach, in equal weightings, in determining a fair value for the reporting unit. The results of the impairment test performed at September 30, 2023 indicated that the carrying value of the legacy International Real Estate reporting unit exceeded its estimated fair value by $153.6 million. Consequently, the Company recognized a goodwill impairment charge for this amount.

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
(15) Debt, net of unamortized deferred financing cost
On December 19, 2024, the Company paid off its debt outstanding in the amount of $133.4 million related to the BMO Credit Facility, as defined below, with the proceeds raised from the Allianz Transaction and the Constellation Transaction (see Note 1 (Description of the Business)). This debt was due to terminate on December 31, 2024. The Company recognized a write-off of the deferred issuance costs related to the extinguishment of this debt in the amount of $4.5 million, which was recorded in the line Interest expense in the Consolidated Statement of Operations. The following table summarizes outstanding debt obligations of the Company as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024			As of December 31, 2023
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)	Debt Outstanding	Net Carrying Value(1)	Fair Value (2)
Credit Agreement
Term Loans	$—	$—	$—	$95,000	$92,603	$95,000
Revolving Credit Facility	—	—	—	93,750	93,750	93,750
Total Debt	$—	$—	$—	$188,750	$186,353	$188,750
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loans and Revolving Credit Facility approximates carrying value as of December 31, 2024 and December 31, 2023. The fair value is categorized as Level 3 under ASC 820.
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

The Term Loans and Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan is subject to quarterly amortization payments and will mature on December 31, 2024. The Revolving Credit Facility will terminate on December 31, 2024. As of December 31, 2024, unfunded commitments on the Revolving Credit Facility amounted to $0.0 million. As of December 31, 2023, unfunded commitments on the Revolving Credit Facility amounted to $16.3 million, and the weighted-average interest rate on the outstanding borrowings of this facility was 9.0%. As security for the Term Loans and Revolving Credit Facility, the borrower and the guarantors thereunder have pledged substantially all of their assets, subject to agreed-upon exclusions. The guarantor group consists of the Company’s U.S. and non-U.S. subsidiaries, subject to an agreed-upon materiality threshold. As of December 31, 2024 and December 31, 2023, total outstanding debt, net of unamortized deferred financing costs amounted to $0.0 million and $186.4 million, respectively.

First Amendment to Credit Agreement

On March 31, 2023, the Company executed the First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment permits the Company to extend the time period for certain payments to be made that would have otherwise been restricted by the Credit Agreement.

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
•amend the financial covenants applicable to the Company, including permanently removing the Modified Leverage Ratio, and a waiver of the Leverage Ratio and Interest Coverage Ratio for the quarters ending March 31, 2024, and June 30, 2024. For these periods, covenants will include a Minimum EBITDA and Minimum Liquidity level. In addition, starting in the quarter ending September 30, 2024 and subsequent periods, certain cash balances will be permitted to be netted against debt outstanding when calculating the Company’s Leverage Ratio;

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
Allianz Tranche Right

The Company evaluated the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. See Note 1 (Description of the Business) for details. As of December 31, 2024, the Allianz Tranche Right of $3.9 million is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Consolidated Statement of Financial Position. As of December 31, 2024, the change in fair value of the Allianz Tranche Right is $0.6 million, which is recorded in the line item Gain (loss) on preferred stock liability in the Consolidated Statement of Operations.
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

(Dollars in Thousands)	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
Plan Contributions	$3,357	$3,454	$738
As of December 31, 2024, $1.9 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

(17) Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of December 31, 2024	As of December 31, 2023
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$435	$712
Due from Equity Method Investees	Other assets	$3,089	$5,948
Due from Alvarium related fee arrangements	Fees receivable, net	$116	$247
Due from TIG related fee arrangements	Fees receivable, net	$804	$15,822

Related Party Investments
Equity method investment with Allianz	Equity method investments	$20,300	$—

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other Liabilities	$—	$—
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(28,765)	$(17,607)
Delayed share purchase agreement	Delayed share purchase agreement	$—	$(1,818)
Delayed share purchase agreement	Accrued compensation and profit sharing	$—	$(282)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liabilities, at fair value	$(23,848)	$(62,380)
AWMS earn-out liability	Earn-out liabilities, at fair value	$—	$(1,064)
AWMS deferred cash contribution	Other liabilities	$—	$(7,135)
Due to Equity Method Investees	Other liabilities	$(223)	$(1,277)
EEA earn-out liability	Earn-out liabilities, at fair value	$(29,871)	$—
PW deferred consideration	Other liabilities	$(3,339)	$—
Envoi earn-out consideration liability	Earn-out liabilities, at fair value	$(9,600)	$—
Envoi earn-out growth consideration liability	Earn-out liabilities, at fair value	$(1,320)	$—
Preferred stock tranche liability	Preferred stock tranche liability	$(3,940)	$—

Mezzanine Equity
Series A Preferred Stock	Series A Redeemable Cumulative Convertible Preferred Stock	$142,858	$—
Series C Preferred Stock	Series C Redeemable Cumulative Convertible Preferred Stock	$160,808	$—

Shareholders’ Equity
Delayed share purchase agreement	Additional paid-in capital	$40	$(1,178)
Allianz Warrants, net of issuance costs	Additional paid-in capital	$6,591	$—
Constellation Warrants, net of issuance costs	Additional paid-in capital	$3,003	$—

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

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $230 thousand, $261 thousand and $280 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Consolidated Statement of Financial Condition. As of December 31, 2024 and December 31, 2023, the balances of loans to members was $0.4 million and $0.7 million, respectively.

Delayed Share Purchase Agreement

On July 28, 2023, the Company amended the delayed share purchase agreement for the shares of Tiedemann International Holdings, AG, which are owned by an executive and shareholder of the Company. The amendment adjusted the purchase price from $2.2 million in cash to $2.1 million in cash and $1.2 million in the Company’s Class A Common Stock. The cash purchase price has been recognized in the Consolidated Statement of Financial Condition as Delayed share purchase agreement and Accrued compensation and profit sharing. On March 25, 2024, the TIH SPA was fully paid. As of December 31, 2023, the delayed share purchase agreement liability was reported as $1.8 million and the portion of the Delayed share purchase agreement reported in Accrued compensation and profit sharing was $0.3 million. The stock purchase price was recognized in the Consolidated Statement of Financial Condition as Additional paid-in capital. As of December 31, 2023, the portion of the delayed share purchase agreement reported in Additional paid-in capital was $1.2 million.

For the years ended December 31, 2024 and 2023, the Company recognized $40.0 thousand and $1.1 million, respectively, of stock and cash compensation associated with the delayed share purchase agreement within Compensation and employee benefits expense on the Consolidated Statement of Operations.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The Company recognized Management/advisory fees, Compensation and employee benefits, Other income/fees and Interest income from its equity method investees on the Consolidated Statement of Operations, as summarized in the following table:

(Dollars in Thousands)	For the Year Ended
	December 31, 2024	December 31, 2023
Management/advisory fees	$(357)	$700
Compensation and employee benefits	$—	$(1,800)
Other income/fees	$2,219	$(2,400)
Interest income	$(31)	$200

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

The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability as of December 31, 2024 and December 31, 2023 was $28.8 million and $17.6 million, respectively. As of December 31, 2024 and December 31, 2023, the Company carried $9.4 million and $13.2 million, respectively, of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA Exchange of $19.4 million and $4.4 million as of December 31, 2024 and December 31, 2023, respectively, is recorded at its carrying value. For the years ended December 31, 2024 and December 31, 2023, the Company recognized a gain of $3.9 million and a loss of $(0.2) million, respectively, which is recorded in Gain (loss) on TRA in the Consolidated Statement of Operations.
On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Units exchanged 4,954,518 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On May 14, 2024, holders of Class B Units exchanged 286,242 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On August 19, 2024, holders of Class B Units exchanged 1,840,077 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.06 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction.

For the year ended December 31, 2024, the Company made tax distributions to Class B Units holders of $2.8 million.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of December 31, 2024 and December 31, 2023, the fair value of the Business Combination Earn-out Liability was $23.8 million and $62.4 million, respectively, and is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The Company recognized the change in fair value of $(38.5) million and $(29.4) million for the years ended December 31, 2024 and December 31, 2023, respectively, which is recorded in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred includes cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. During the fourth quarter of 2024, the AWMS earn-out liability was fully paid. As of December 31, 2024 and December 31, 2023, the AWMS earn-out liability of $0.0 million and $1.1 million, respectively, is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $(0.4) million and $(1.7) million for the years ended December 31, 2024 and December 31, 2023, respectively, which is recorded in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date (or EEA earn-out liability). As of December 31, 2024, the EEA earn-out liability of $29.9 million is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $6.6 million for the year ended December 31, 2024, which is recorded in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

Envoi Earn-out Liabilities

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of December 31, 2024, the Envoi earn-out consideration liability of $9.6 million and the Envoi earn-out growth consideration liability of $1.3 million are reported in the Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The Company recognized the change in fair value for the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability of $1.6 million and $0.3 million, respectively, for the year ended December 31, 2024, which is recorded in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date. As of December 31, 2024, the deferred consideration of $3.3 million is recorded within the Other liabilities line item in the Consolidated Statement of Financial Position. For the year ended December 31, 2024, the Company recognized the change in fair value for the deferred consideration liability of $(10.7) thousand, of which $90.1 thousand is recorded in Gain (loss) on earnout liabilities and $(100.8) thousand is recorded in Interest expense, both in the Consolidated Statement of Operations.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Consolidated Statement of Financial Condition as Fees Receivable, net. As of December 31, 2024 and December 31, 2023, fees due from Alvarium related fee arrangements were $0.1 million and $0.2 million, respectively. Additionally, as of December 31, 2024 and December 31, 2023, management and incentive fees receivable due from TIG related fee agreements were $0.8 million and $15.8 million, respectively.

Allianz Transactions

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

Based on Allianz’s rights under the Investor Rights Agreement, including to hold Board seats, the Company has concluded that Allianz represents a related party. As of December 31, 2024, the Allianz Warrants of $6.6 million are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Consolidated Statement of Financial Position.

The Allianz Tranche Right of $3.9 million is recorded in the line item Preferred stock tranche liability on the Company’s Consolidated Statement of Financial Position. For the year ended December 31, 2024, the change in fair value of the Allianz Tranche Right is $0.6 million and is recorded in the line item Gain (loss) on preferred stock tranche liability in the Consolidated Statement of Operations.

The Series A Preferred Stock of 142,858 is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position and is presented net of issuance costs and inclusive of accrued dividends. Refer to Note 1 (Description of the Business), Note 7 (Fair Value Disclosures), and Note 14 (Debt, net of unamortized deferred financing cost) for additional details around instruments related to the Allianz Transaction.

As of December 31, 2024, the Company entered into an equity method investment of $20.3 million with Allianz, which is recorded in the line item Equity method investments on the Company’s Consolidated Statement of Financial Position. Refer to Note 8 (Equity Method Investments) for additional details. No earnings were recognized related to the equity method investment for the year ended December 31, 2024 as the investee’s financial information is on a one quarter lag basis.

Constellation Transaction

As of the first quarter ended March 31, 2024, the Company entered into an agreement with Constellation for the sale and issuance of 150,000 shares of Series C Preferred that occurred in two transactions, the first of which closed on March 27, 2024, for the sale of 115,000 shares and the second of which closed on May 15, 2024, for the sale of 35,000 shares. The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year on the aggregate purchase price of $150 million, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination).

Dividends will be paid (at the option of the Company) as payment in kind increase in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of December 31, 2024, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

Additionally, the Company issued the “Constellation Warrants to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

and 466,667 shares, respectively, of the Company’s Class A Common Stock. No Constellation Warrants were exercised during the current reporting period. As of December 31, 2024, the Constellation Warrants of $3.0 million are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Consolidated Statement of Financial Position.

(18) Segment Reporting
Effective as of September 30, 2024, certain changes were made to the composition of our operating segment information related to the strategic review of our Real Estate Businesses. We determined this change was necessary to align external reporting with how management views the current state of the business in addition to how our chief operating decision maker (“CODM”), currently, our Chief Executive Officer, assesses the Company’s performance and allocation of resources. The CODM considers segment revenue as a key metric to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures and whether to invest in certain products or services, and expense management.

The Company maintains two operating segments: Wealth and Capital Solutions includes the results Wealth Management business, the internally managed Event Driven strategy, and our stakes in three externally managed Alternative investment strategies. International Real Estate, includes the businesses previously reported as Real Estate Co-investment and Real Estate Fund Management, as well as all current and former Alvarium International Asset Management businesses. A corporate reconciling column (“Corporate”) has been included to provide a reconciliation between our total reportable segment activities and consolidated amounts. Corporate does not qualify to be reported as an operating segment.
Prior period amounts have been recast to conform to the Company’s current period segment presentation. The Company’s operating segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision-making process.
•Revenues and expenses directly associated with each operating segment are included in determining net income/(loss) by segment.
•Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific operating segments are allocated to the operating segments’ statement of operations.
Expenses

The expense categories that are regularly reviewed by the CODM are presented in the Company's Consolidated Statement of Operations. Items regularly reviewed consist of non-compensation expenses, such as professional fees, sales, distribution and marketing, travel and entertainment, systems, technology and telephone, occupancy costs and general, administrative, and other.

See Note 1 (Description of the Business) and the tables below for more detail on unallocated items.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

The following tables present the financial information for the Company’s segments for the periods indicated.

	For the Year Ended
(Dollars in Thousands)	December 31, 2024				December 31, 2023
Net Income by Segment	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Revenue:
Management/advisory fees	$182,599	$7,856	$—	$190,455	$160,785	$20,076	$—	$180,861
Incentive fees	3,256	—	—	3,256	42,674	703	—	43,377
Distributions from investments	12,304	—	—	12,304	17,185	—	—	17,185
Other income/fees	97	688	135	920	501	4,993	—	5,494
Total revenue	198,256	8,544	135	206,935	221,145	25,772	—	246,917

For the Year Ended
(Dollars in Thousands)	December 31, 2022
Net Income by Segment	Tiedemann Wealth Management Holdings, LLC
Revenue:
Management/advisory fees	$76,872
Total income	76,872

(Dollars in Thousands)	For the Year Ended
Revenues by Geography	December 31, 2024	December 31, 2023	December 31, 2022 (Predecessor)
United States	$134,893	$153,899	$72,181
United Kingdom	$33,163	$54,949	$3,863
Rest of World	$38,879	$38,069	$828
Total Revenues	$206,935	$246,917	$76,872

(Dollars in Thousands)
Long-lived Assets by Geography	As of December 31, 2024	As of December 31, 2023
United States	$44,275	$41,603
United Kingdom	$4,721	$5,434
Rest of World	$3,893	$3,807
Total Assets	$52,889	$50,844

(Dollars in Thousands)
Assets by Segment	As of December 31, 2024	As of December 31, 2023
Wealth & Capital Solutions	1,160,272	1,134,264
International Real Estate	$23,738	$125,229
Corporate	71,823	6,804
Total Assets	$1,255,833	$1,266,297

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

19) Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Year Ended
	December 31, 2024		December 31, 2023
	Basic	Diluted	Basic	Diluted
Class A Common Stock	Included	Included	Included	Included
Class B Common Stock (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Series C Preferred Stock (3)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Allianz Tranche Right (4)	Excluded	If-converted method	—	—
Warrants (5)	—	—	Excluded	Treasury stock method
Allianz and Constellation Warrants(6)	Excluded	Treasury stock method	—	—
Earn-Out Shares(7)	Excluded	Treasury stock method	Excluded	Treasury stock method
PW Deferred Consideration Shares(8)	Excluded	Treasury stock method	—	—
Acquisition-Related Awards(9)	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (10)	Excluded	Treasury stock method	—	—
(1) The if-converted method for instruments related to the Company’s Business Combination and Envoi earn-out liability includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into shares of Class A Common Stock as of the beginning of the period. For the years ended December 31, 2024 and December 31, 2023, no adjustments were made related to the Class B Common Stock.
(2) On July 31, 2024, the Company issued shares of Series A Preferred Stock and warrants for shares of Class A Common Stock. The Series A Preferred Stock is entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the year ended December 31, 2024, the shares of Series A Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(3) During the first quarter ended March 31, 2024, the Company issued shares of Series C Preferred Stock and warrants for shares of Class A Common Stock. The Series C Preferred Stock is entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the year ended December 31, 2024, the shares of Series C Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(4) The Allianz Tranche Right was issued as part of the Allianz Transaction, which grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Stock at an aggregate purchase price of up to $50 million. Any additional shares of Series A Preferred Stock issued to Allianz will abide under the same conditions and terms as under the Investment as described in Note 1 (Description of the Business). The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in our diluted earnings per share if the right has been exercised within the reporting period. For the year ended December 31, 2024, no shares under the Allianz Tranche Right had been issued.
(5) Prior to the Business Combination, the Company issued Warrants to purchase Class A Shares. As of June 30, 2023, all Warrants were exchanged for Class A Shares and none were outstanding as of December 31, 2023.
(6) As mentioned in footnotes 2 and 3 above, the Company issued shares of Series A and C Preferred Stock in addition to warrants for Class A Shares. The warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the warrants are classified as a component of equity and can be exercised in exchange for Class A Shares, application of the treasury stock method for calculation of diluted earnings per share is applied. For the year ended December 31, 2024, the warrants were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(7) Earn-Out Shares are the portion of estimated contingent consideration related to our Business Combination, EEA earn-out liability, and Envoi growth-consideration liability that could be paid out in Class A Common Stock. Earn-Out Shares are excluded from the calculation of basic earnings per share if it’s determined that the contingency period has not been completed as of the current reporting period. The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. See Note 3 (Business Combinations and Divestitures) for additional information related to our Earn-Outs. For the years ended December 31, 2024 and December 31, 2023, the Earn-Out Shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(8) PW Deferred Consideration Shares relate to the portion of deferred consideration payable in Class A Common Stock upon meeting certain revenue thresholds related to our PW acquisition. See Note 3 (Business Combinations and Divestitures) for additional information. For the year ended December 31, 2024, the PW Deferred Consideration Shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(9) Acquisition-Related Awards include the Holbein Earn-Ins, EEA Equity Awards, PW Equity Awards, and Envoi Equity Awards. As of December 31, 2024, the service periods related to the Holbein Earn-Ins, EEA Equity Awards, and PW Equity Awards had not been completed, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the years ended December 31, 2024 and December 31, 2023.
In calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the years ended December 31, 2024 and December 31, 2023 for the Acquisition-Related Awards.
For the years ended December 31, 2024 and December 31, 2023, the Holbein Earn-In shares were excluded from the Company’s diluted earnings per share calculation as the Earn-In shares were classified as contingently issuable common shares.
For the year ended December 31, 2024, the EEA Equity Awards, PW Equity Awards, and Envoi Equity Awards were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.Refer to Note 5 (Equity-Based Compensation) for additional details for the Acquisition-Related Awards.
(10) During the second quarter ended June 30, 2024, the Company granted PRSUs to selected members of AlTi’s executive team. Vesting of the PRSUs is based on meeting certain market conditions and the requisite service period. Unvested PRSUs would be excluded from Basic EPS calculation, but once vested, they would be included in the Basic EPS calculation. The PRSUs would be included in the computation of diluted EPS using the treasury stock method. Assumed proceeds under the treasury stock method consist of unamortized compensation cost. If dilutive, the unvested restricted stock would be considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes. If anti-dilutive, it should be excluded from the diluted EPS computation. For the year ended December 31, 2024, the PRSUs were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. See discussion of PRSUs in Note 5 (Equity-Based Compensation).
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

	For the Year Ended
(Dollars in Thousands, except share data)	December 31, 2024	December 31, 2023
Net income (loss) attributable to controlling interest - basic and diluted	$(126,549)	$(165,584)
Net income (loss) available to the Company - diluted	$(126,549)	$(165,584)
Weighted-average shares of Class A Common Stock outstanding - basic	79,692,659	61,396,692
Weighted-average shares of Class A Common Stock outstanding - diluted	79,692,659	61,396,692
Income (loss) per Class A Common Stock - basic	$(1.59)	$(2.70)
Income (loss) per Class A Common Stock - diluted	$(1.59)	$(2.70)
The following table presents securities that would have been considered in the calculation of diluted earnings per share if the company had reported net income. As the company was in a net loss position, these securities were not evaluated for potential dilution:

	For the Year Ended
	December 31, 2024	December 31, 2023
Class B Common Stock and Class B Units	48,352,620	40,668,662
Warrants	—	4,992,813
Allianz and Constellation Warrants	7,000,000	—
Earn-Outs	12,583,106	10,396,318
Pointwise Deferred Consideration Shares	829,657	—
Acquisition-Related Awards	1,680,085	—
Stock Awards	3,245,446	3,432,030
(20) Commitments and Contingencies
Tax Receivable Agreement
Pursuant to the TRA, the Company will pay certain parties to the Business Combination 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increase in tax basis of the assets of Umbrella related to the Business Combination.

Amounts payable under the TRA are contingent upon (i) the generation of taxable income in the Company over the life of the TRA, (ii) the tax rates in effect as of time periods in which tax benefits are used, and (iii) certain terms governing the rate of interest to be applied to payments under the TRA.
As of December 31, 2024 and December 31, 2023, the liability associated with the TRA was approximately $28.8 million and $17.6 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of December 31, 2024 and December 31, 2023, the Company carried $9.4 million and $13.2 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella (along with their paired shares of Class B

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Common Stock) for shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies. On August 31, 2023, holders of Class B Units exchanged 1,813,248 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $7.31 multiplied by the total number of shares of Class A Common Stock received at the time of the transaction. On March 11, 2024, holders of Class B Units exchanged 4,954,518 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $6.61 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On May 14, 2024, holders of Class B Units exchanged 286,242 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.69 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction. On August 19, 2024, holders of Class B Units exchanged 1,840,077 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to $4.06 multiplied by the total number of shares of Class B Paired Interests exchanged at the time of the transaction.
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
As of December 31, 2024, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $28.8 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
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

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combinations and Divestitures)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If,

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of December 31, 2024 and December 31, 2023, the fair value of the earn-out shares was $23.8 million and $62.4 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

AWMS Earn-out Liability

On August 2, 2023, the Company acquired the remaining 70% of the issued and outstanding ownership and membership interests of AWMS, increasing its interest from 30% to 100%. The AWMS Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transfer included cash consideration, equity consideration, deferred cash consideration, earn-out consideration, (or AWMS earn-out liability), and the payment of assumed liabilities. During the fourth quarter of 2024, the AWMS earn-out liability was fully paid. As of December 31, 2024 and December 31, 2023, the AWMS earn-out liability of $0.0 million and $1.1 million, respectively, is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. Since the AWMS earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of December 31, 2024, the EEA earn-out liability of $29.9 million is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. Since the EEA earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date and recorded within the Other liabilities line item in the Consolidated Statement of Financial Position.

Envoi Earn-out Liability

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of December 31, 2024,the Envoi earn-out consideration liability of $9.6 million and the Envoi earn-out growth consideration liability of $1.3 million are reported in the Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, which changes in the fair value of the Envoi earn-out liability recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Letter of Credit

On December 19, 2024, the Company entered into a letter of credit (the “Facility Agreement”) with BMO Harris Bank N.A. for the purpose of issuing instruments under this Facility Agreement through December 19, 2025 (the “Termination Date”). The Company will deposit a cash collateral equal to 102% of the amount of each instrument issued. The aggregate outstanding face amount of all issued instruments shall not exceed $5.0 million and shall have an expiry date of no later than one year from the Termination Date. Upon an issuance, the Company will pay a commitment fee equal to (i) the actual daily amount of the unused commitment, multiplied by (ii) 0.3% (the “Commitment Fee”). The Commitment Fee shall be calculated on the basis of a year of 365 days and shall be payable quarterly in arrears on the last day of each fiscal quarter. As of December 31, 2024, the Company has existing letters of credit in the amount of $3.4 million under the Facility Agreement.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of December 31, 2024 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

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

In February 2024, the UK FCA commenced investigations into the historic performance of certain group entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations relate to the historic management of Home REIT and/or HLIF by certain legacy Alvarium companies. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entities breached other FCA rules and/or principles. ARE and AFM UK have voluntarily requested the imposition of requirements by the UK FCA which primarily involves the companies agreeing to maintain their current assets and not undertaking any new business without UK FCA consent. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred, and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material. We intend to cooperate fully with the UK FCA as it conducts the investigations. We are not able to estimate how long it might take for the

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.

Tolleson Wealth Management

The Company was involved in a dispute with Tolleson related to alleged improper solicitation of Tolleson’s clients and employees. Certain former Tolleson employees who joined AlTi were party to Tolleson employment agreements which contained a one-year client and employee non-solicit and a lost client fee clause. The lost fee clause is applicable for two years from date of departure and requires payment of 75% of one year of lost revenue for each departing client that follows the former Tolleson employees, to be paid over two years.

In September 2024, despite offers by the Company to pay for the departed clients, Tolleson filed a lawsuit against AlTi and the former Tolleson employees. The parties reached an agreement in September 2024, dismissing the litigation and agreeing to mediation.

As of December 31, 2024, the Company and Tolleson reached a tentative out-of-court settlement agreement during mediation. The settlement consisted of $4.1 million related to 125% of one year of lost revenue for Tolleson and $1 million in attorneys’ fees to be paid by the Company to Tolleson. The Company and Tolleson entered a binding settlement agreement on February 19, 2025, memorializing the terms agreed to in mediation and concluding this matter. On March 13, 2025, the settlement amount of $5.1 million was paid.
(21) Equity
Class A Common Stock

As of December 31, 2024 and December 31, 2023, there were 93,686,980 and 65,110,875, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both December 31, 2024 and December 31, 2023. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of December 31, 2024 and December 31, 2023, there were 46,138,876 and 53,219,713, respectively, shares of Class B Common Stock outstanding.

Series A Preferred Stock

As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position as they are not mandatorily redeemable as of December 31, 2024.

Series C Preferred Stock

In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position as they are not mandatorily redeemable as of December 31, 2024.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(Prior to January 3, 2023, Tiedemann Wealth Management Holdings)

Allianz and Constellation Warrants

In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that the warrants are derivatives that meet the equity classification criteria. As of December 31, 2024, the Constellation and Allianz Warrants of $3.0 million and $6.6 million, respectively, are recorded as a component of equity net of issuance costs in the line item Additional paid-in capital on the Company’s Consolidated Statement of Financial Position.
(22) Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to December 31, 2024 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

Tolleson Wealth Management

As mentioned in Note 20 (Commitments and Contingencies), the Company and Tolleson entered into an out-of-court settlement memorandum during mediation proceedings related to a dispute involving former Tolleson employees. On February 19, 2025, the Company and Tolleson entered into a binding settlement agreement memorializing the terms agreed to in mediation and concluding this matter. On March 13, 2025, the settlement amount of $5.1 million was paid.

Kontora Family Office GmbH

On March 6, 2025, the Company announced its agreement to acquire Kontora Family Office GmbH (“Kontora”). Kontora is a multi-family office and asset management company headquartered in Hamburg, Germany, focused on ultra high net worth families, entrepreneurs and select institutions. Kontora has AUM of approximately €14 billion as of the announcement date. The transaction is expected to close early in the second quarter of 2025 and remains subject to customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.

Based on its assessment of the Company’s internal control over financial reporting, including the progress during 2024 to remediate control weaknesses previously identified, the following material weaknesses in our internal control over financial reporting remain as of December 31, 2024 , as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls, and information technology controls that support our financial statements and reporting. Further, management has commenced, but as of December

31, 2024 has not completed its efforts to design and implement a testing plan to determine the effectiveness of controls that support our financial statements and reporting.

Management has implemented a remediation plan for these material weaknesses, including, among other things, hiring additional accounting personnel, completing its efforts to design and implement process level and management review controls, and sufficiently documenting and implementing policies to provide reasonable assurance that financial statement disclosures are complete and accurate and identify and address emerging risks.

During 2024, management has made significant progress in enhancing its internal control over financial reporting, as it prepares to implement effective controls with the objective of remediating all previously identified material weaknesses no later than as of December 31, 2025. This progress includes the following:

•Management has designed and implemented risk assessment review processes that are intended to identify risks that could result, if not detected timely, in material misstatements in our consolidated financial statements. Management believes that such review risk assessment processes have been effectively implemented as of December 31, 2024.

•Identifying and documenting processes supporting the recording of balances and transactions in the Company’s consolidated financial statements and identifying and documenting controls that are intended to mitigate the risk of material misstatement in account balances and financial statement disclosures. These processes and controls continue to be documented and tested for design effectiveness. The Company intends to complete this exercise by no later than the end of the second fiscal quarter of 2025. The Company intends to begin tests of operating effectiveness of certain controls before the end of the second fiscal quarter of 2025. The Company’s overall objective is that such testing of operating effectiveness of controls will continue throughout 2025 to allow the Company to remediate previously identified material weaknesses in its internal control over financial reporting specifically related to process level controls.

•Identifying and documenting information technology controls related to the Company’s general information technology control environment that mitigates risk associated with items including systems development and change management, appropriate access to systems, and management of the Company’s internal financial and third-party customer data. These information technology processes and controls continue to be documented and tested for design effectiveness. The Company intends to complete this exercise by no later than the end of the second fiscal quarter of 2025. The Company intends to begin tests of operating effectiveness of certain information technology controls before the end of the second fiscal quarter of 2025. The Company’s overall objective is that such testing of operating effectiveness of controls will continue throughout 2025 to allow the Company to remediate previously identified material weaknesses in its internal control over financial reporting specifically related to information technology controls.

Based on the progress made during 2024 in completing its remediation plan, management believes that the previously identified material weakness related to the lack of sufficiently documented risk assessments has been remediated. The previously identified material weaknesses related to process level controls and information technology controls that support our financial statements and reporting remain as of December 31, 2024 and are expected to remain until such time as management has successfully completed sufficient tests of design and operating effectiveness on these controls to allow it to conclude that such controls are effective and that the material weaknesses have been remediated.

During 2024, we estimated that the costs of implementing the remediation plan were $0.8 million, primarily related to the use of third-party advisors to assist with implementing the remediation plan. Going forward we expect to incur additional material costs to complete the remediation plan, including costs incurred by our external auditor to assess whether all material weaknesses have been remediated. We can give no assurance that such efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, may subject us to litigation and investigations, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence, cause a decline in the price of the Class A Common Stock, and limit our ability to access capital markets.

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
Changes in Internal Control over Financial Reporting
Other than as discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a)    On March 14, 2025, the Board determined that, based upon the ongoing transition of duties to the Company’s recently appointed Chief Financial Officer, Michael Harrington, and the involvement of the Company’s President & Chief Operating Officer, Kevin Moran, in the preparation of the Company’s financial statements and this Annual Report on Form 10-K, that Mr. Moran is acting as the Company’s principal financial officer and, by resolution dated such date, designated Mr. Moran as Interim Principal Financial Officer for a period from March 14, 2025 through March 31, 2025. At the end of such interim period, Mr. Harrington will become the Company’s Principal Financial Officer.
(b)    During the year ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2025 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2024 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor ID: 185.

PART IV
Item 15. Exhibits
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the “Index to Consolidated Financial Statements” under Item 8 “Financial Statements and Supplementary Data.”
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Number	Description of Exhibit
2.1†	Amended and Restated Business Combination Agreement, dated October 25, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 2022).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).
3.2	Certificate of Ownership and Merger of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 19, 2023).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A filed April 5, 2024).
4.1*	Description of Registrant's Securities.
10.1#	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.2#	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.3#	AlTi Global, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.4#	AlTi Global, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 23, 2021).
10.5.1	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 26, 2022).
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

10.14
Third Amendment to the Credit Agreement, dated February 21, 2024, between the Company, BMO Harris Bank N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 23, 2024).

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
10.19#
Form of RSU Award Agreement under the AlTi Global, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-8 filed on March 23, 2023).

10.20#	Offer Letter, dated September 5, 2023, between the Company and Stephen Yarad (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 22, 2024).
10.21†
Investment Agreement, dated February 22, 2024, by and between the Company and Allianz Strategic Investments S.à.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2024).

10.22†
Supplemental Series A Preferred Stock Investment Agreement, dated February 22, 2024, by and between the Company and Allianz Strategic Investments S.à.r.l. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 23, 2024).

10.23	Form of Allianz Investor Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 23, 2024).
10.24	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 23, 2024).
10.25†
Investment Agreement, dated February 22, 2024, by and between the Company and CWC AlTi Investor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 23, 2024).

10.26	Form of Constellation Investor Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 23, 2024).
18.1*	Preferability letter of KPMG LLP, dated March 17, 2025 regarding change in accounting policy related to warrants.
19.1*	AlTi Global, Inc. Insider Trading Policy

21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97*	AlTi Global, Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ALTI GLOBAL, INC

Date: March 17, 2025	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2025	/s/ Kevin Moran
Kevin Moran
President and Chief Operating Officer
(Principal Financial Officer)

Date: March 17, 2025	/s/ Patrick Keenan
Patrick Keenan
Chief Accounting Officer
(Principal Accounting Officer)