Form 10-Q
period 2025-03-31
AlTi Global, Inc.
filed 2025-05-12
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had outstanding 99,873,686 shares of Class A Common Stock (as defined herein) and 45,110,224 shares of Class B Common Stock (as defined herein) as of May 9, 2025.

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is attached as Exhibit 2.1 to our Annual Report on Form 10-K filed March 17, 2025 (the “Annual Report”).

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

•“EEA” means East End Advisors, LLC.

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

•“LRA” means LXi REIT Advisors Limited.

•“LXi” means LXi REIT plc.
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

•“PW” means Pointwise Partners Limited.
•“SEC” means the United States Securities and Exchange Commission.

•“Series A Preferred Stock” means the Series A Cumulative Convertible Preferred Stock, $0.0001 par value, of the Company.

•“Series C Preferred Stock” means the Series C Cumulative Convertible Preferred Stock, $0.0001 par value, of the Company.

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

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, Human Capital and Compensation Committee, and Transaction Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)

(Dollars in Thousands, except share data)	As of March 31, 2025	As of December 31, 2024

Assets
Cash and cash equivalents	$52,841	$65,494
Fees receivable, net (includes $651 and $920 of related party receivables, respectively)	32,752	33,616
Investments at fair value	144,893	148,674
Equity method investments	5,588	27,517
Intangible assets, net of accumulated amortization	466,301	469,563
Goodwill	380,299	377,842
Operating lease right-of-use assets	49,327	50,436
Deferred tax asset, net	23,567	21,505
Other assets, net	56,025	59,797
Contingent consideration receivable	1,214	1,389
Total assets	$1,212,807	$1,255,833

Liabilities
Accounts payable and accrued expenses	$26,303	$33,976
Accrued compensation and profit sharing	38,819	60,074
Accrued member distributions payable	3,260	3,355
Earn-out liabilities, at fair value	52,445	64,639
TRA liability (includes $9,074 and $9,378 at fair value, respectively)	29,633	28,765
Preferred stock tranche liability, at fair value	1,400	3,940
Earn-in consideration payable	958	932
Operating lease liabilities	62,810	63,055
Deferred tax liability, net	10,977	10,977
Other liabilities, net	13,500	15,925
Total liabilities	$240,105	$285,638

Commitments and contingencies (Note 19)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 shares authorized, 140,000 shares issued and outstanding at March 31, 2025, 140,000 shares authorized, 140,000 issued and outstanding at December 31, 2024	144,618	142,858
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 shares authorized, 150,000 shares issued and outstanding at March 31, 2025, and 150,000 shares authorized, 150,000 issued and outstanding at December 31, 2024	164,761	160,808

Shareholders’ Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 97,128,692 and 93,686,980 issued and outstanding, respectively	9	9
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 45,110,224 and 46,138,876 issued and outstanding, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 and 0 issued and outstanding, respectively	—	—
Treasury stock, at cost: 817,730 and 0 shares as of March 31, 2025 and December 31, 2024, respectively	(2,838)	—
Additional paid-in capital	654,588	652,857
Retained earnings (accumulated deficit)	(296,743)	(296,561)
Accumulated other comprehensive income (loss)	759	(1,569)
Total AlTi Global, Inc. shareholders’ equity	665,154	658,402
Non-controlling interest in subsidiaries	307,548	311,793
Total shareholders’ equity	972,702	970,195
Total liabilities, mezzanine equity, and shareholders’ equity	$1,212,807	$1,255,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
Revenue
Management/advisory fees	$45,650	$46,224
Incentive fees	96	163
Distributions from investments	12,210	4,170
Other income/fees	7	255
Total income	57,963	50,812
Operating Expenses
Compensation and employee benefits	42,274	39,557
Systems, technology and telephone	5,548	4,314
Sales, distribution and marketing	683	765
Occupancy costs	3,766	3,477
Professional fees	10,951	11,370
Travel and entertainment	920	1,411
Depreciation and amortization	4,349	2,567
General, administrative and other	2,961	2,019
Total operating expenses	71,452	65,480
Total operating income (loss)	(13,489)	(14,668)
Other Income (Expenses)
Gain (loss) on investments	(6,195)	(3,661)
Gain (loss) on TRA	304	5,933
Gain (loss) on preferred stock tranche liability	2,540	—
Gain (loss) on earnout liabilities	12,583	39,454
Interest expense	(151)	(4,840)
Interest income	517	260
Other income (expense)	(603)	(30)
Income (loss) before taxes	(4,494)	22,448
Income tax (expense) benefit	1,612	(363)
Net income (loss)	(2,882)	22,085
Net (loss) income attributed to non-controlling interests in subsidiaries	(4,792)	(7,604)
Net income (loss) attributable to AlTi Global, Inc.	$1,910	$29,689

Net Income (Loss) Per Share
Basic	$(0.04)	$0.38
Diluted	$(0.04)	$0.18
Weighted Average Shares of Class A Common Stock Outstanding
Basic	94,883,803	66,718,427
Diluted	94,883,803	120,561,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
Net income (loss)	(2,882)	22,085
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	3,249	(3,989)
Other comprehensive income (loss)	(24)	(88)
Total comprehensive income (loss)	343	18,008
Other loss attributed to non-controlling interests in subsidiaries	(3,953)	(9,640)
Comprehensive income (loss) attributable to AlTi Global, Inc.	4,296	27,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	140,000	142,858	150,000	160,808	93,686,980	$9	46,138,876	$—	$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195
Net income (loss)	—	—	—	—	—	—	—	—	—	—	1,910	—	(4,792)	(2,882)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	2,403	846	3,249
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(17)	(7)	(24)
Tax allocation to equity holders	—	—	—	—	—	—	—	—	—	—	(2,092)	(58)	2,066	(84)
Sale of investment	—	—	—	—	—	—	—	—	—	—	—	—	234	234
Preferred share accrued dividend	—	1,760		3,953	2,413,060	—	—	—	—	(5,713)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—	—	—	—	—	1,298	—	—	—	1,298
Share based compensation	—	—	—	—	—	—	—	—	—	4,559	—	—	—	4,559
Repurchase of shares	—	—	—	—	—	—	—	—	(2,838)	—	—	—	—	(2,838)
TRA Exchange	—	—	—	—	1,028,652	—	(1,028,652)	—	—	1,587	—	—	(2,592)	(1,005)
Balance at March 31, 2025	140,000	$144,618	150,000	$164,761	97,128,692	$9	45,110,224	$—	$(2,838)	$654,588	$(296,743)	$759	$307,548	$972,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2024	—	—	65,110,875	$7	53,219,713		$—	$536,509	$(193,527)	$9,155	$430,349	$782,493
Net income (loss)	—	—	—	—	—		—	—	29,689	—	(7,604)	22,085
Currency translation adjustment	—	—	—	—	—		—	—	—	(1,989)	(2,000)	(3,989)
Other comprehensive income	—	—	—	—	—		—	—	—	(52)	(36)	(88)
Payment for partner’s tax	—	—	—	—	—		—	(29)	—	—	—	(29)
Issuance of preferred shares, net of issuance costs	115,000	111,158	—	—	—		—	—	—	—	—	111,158
Preferred share dividend		3,935	—	—	—		—	(3,935)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—		—	(686)	—	—	—	(686)
Share based compensation	—	—	—	—	—		—	2,624	—	—	—	2,624
Shares issued to employees on vesting of equity awards	—	—	999,018	—	—		—	(4,037)	—	—	—	(4,037)
TRA Exchange	—	—	4,954,518	—	(4,954,518)	—	—	23,271	—	—	(32,749)	(9,478)
LXi deconsolidation	—	—	—	—	—		—	—	—	(815)	(555)	(1,370)
Issuance of Constellation warrants	—	—	—	—	—		—	2,480	—	—	—	2,480
Balance at March 31, 2024	115,000	$115,093	71,064,411	$7	48,265,195		$—	$556,197	$(163,838)	$6,299	$387,405	$901,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net income (loss)	$(2,882)	$22,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,349	2,567
Amortization of debt discounts and deferred financing costs	—	330
Unrealized (gain) loss on investments	3,519	3,661
Realized (gain) loss on investments	2,525	—
Fair value (gain) loss on TRA	(304)	(5,933)
(Income) loss on equity method investments	47	(2)
Fair value (gain) loss on warrant liability	—	—
Fair value (gain) loss on earnout liability	(12,583)	(39,454)
Fair value gain (loss) on preferred stock tranche liability	(2,540)	—
Deferred income tax (benefit) expense	(1,931)	(4,666)
Equity-settled share-based payments	7,396	2,579
Unrealized foreign currency (gains)/losses	—	1
Forgiveness of debt of notes receivable from members	56	53
Cash flows due to changes in operating assets and liabilities
(Increase) decrease in fees receivable	353	34,361
(Increase) decrease in other assets	3,469	(4,702)
Operating cash flow from operating leases	874	572
Increase (decrease) in accounts payable and accrued expenses	(8,326)	(5,203)
Increase (decrease) in accrued compensation and profit sharing	(23,383)	(27,430)
Increase (decrease) in other liabilities	(808)	5,706
Other operating activities	—	3
Net cash provided by (used in) operating activities	(30,169)	(15,472)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Continued from the previous page)	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
Cash Flows from Investing Activities
Receipt of payments of notes receivable from members	—	66
Purchases of investments	(26)	(39)
Cash payment for delayed share purchase agreement	—	(1,818)
Sales of investments	285	779
Proceeds from sale of LXi REIT Advisors	—	32,202
Proceeds from sale of equity method investment	20,449	—
Loss on disposal of intangible assets	(9)	—
Purchases of fixed assets	(782)	(210)
Net cash provided by (used in) investing activities	19,917	30,980
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and Constellation Warrants	—	115,000
Member contribution (distribution)	—	(2,681)
Payments on term notes and lines of credit	—	(33,562)
Borrowings on term notes and lines of credit	—	32,258
Payments of debt issuance costs	—	(1,519)
Taxes paid on net settled share-based compensation awards	—	(4,037)
Repurchase of common stock	(2,838)	—
Payment of preferred stock and Constellation Warrants issuance costs	—	(1,363)
Net cash provided by (used in) financing activities	(2,838)	104,096
Effect of exchange rate changes on cash	436	(223)
Net increase (decrease) in cash	(12,654)	119,381
Cash and cash equivalents at beginning of the period	65,495	18,246
Cash and cash equivalents at end of the period	$52,841	$137,627

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$52,841	$134,237
Cash and cash equivalents included in Assets held for sale	—	3,390
Cash and cash equivalents, including cash in Assets held for sale	$52,841	$137,627

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$209	$30
Interest payments on term notes and lines of credit	$—	$4,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)Description of the Business

AlTi is an independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary capabilities as well as alternative investment strategies, underscored by a commitment to impact or values-aligned investing. We manage or advise approximately $75.9 billion in combined assets as of March 31, 2025. We have approximately 430 professionals operating in 19 cities in 8 countries across three continents as of March 31, 2025. We provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.

Separately, we have one internally managed fund and stakes in three externally-managed funds in our alternatives platform, with a largely institutional client base.
Capital Structure
The Company has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to dividends on shares of Class A Common Stock declared by the Company’s board of directors. As of March 31, 2025, the shares of Class A Common Stock represent 63.2% of the total voting power of all shares of Common Stock.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of March 31, 2025, the shares of Class B Common Stock represent 29.3% of the total voting power of all shares of Common Stock.

•Series A Preferred Stock – On July 31, 2024, the Company completed the sale (the “Investment”) to Allianz Strategic Investments S.à.r.l., a Luxembourg private limited liability company (“Allianz”) (together with the Investment, the “Allianz Transaction”) of (i) 140,000 shares of Series A Preferred Stock and (ii) 19,318,580.96 shares of Class A Common Stock for an aggregate purchase price equal to $250 million (the “Allianz Closing”) and issued to Allianz warrants (the “Allianz Warrants”) to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share pursuant to an Investment Agreement dated February 22, 2024, by and between the Company and Allianz (the “Allianz Investment Agreement”). The Allianz Warrants are classified as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position as of March 31, 2025. No Allianz Warrants were exercised during the current reporting period.

•The Series A Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid 50% in shares of Series A Preferred Stock, which will increase the stated value of the issued shares of Series A Preferred Stock, and 50% in shares of Class A Common Stock. The Series A Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. The Series A Preferred Stock has no voting rights and is

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

subject to an ownership cap of 24.9% of the aggregate issued and outstanding shares of Class A Common Stock and Class B Common Stock. The Series A Preferred Stock is classified under mezzanine equity on the Company’s Condensed Consolidated Statement of Financial Position.

In addition, on February 22, 2024, the Company entered into a Supplemental Series A Preferred Stock Investment Agreement with Allianz (the “Supplemental Investment Agreement”), pursuant to which, for purposes of funding one or more strategic international acquisitions by the Company or its subsidiaries, Allianz is permitted, at its option, to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50 million (the “Allianz Tranche Right”). Additional Series A Preferred Stock issued upon exercise of the Allianz Tranche Right will abide by the same terms and conditions in the Allianz Investment Agreement at a price of $1,000 per share.

In connection with the Allianz Closing, on July 31, 2024 the Company (i) adopted and filed with the Secretary of State of the State of Delaware (x) a certificate of designations for the Series A Preferred Stock setting forth the rights, preferences, privileges and restrictions applicable to the Series A Preferred Stock and (y) an amendment to the Company’s certificate of incorporation to authorize and designate the Company’s Class C Non-Voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”), which was previously approved by the Company’s stockholders, and (ii) entered into an Investor Rights Agreement with Allianz pursuant to which, among other items, Allianz will have the right to nominate two directors to the Company’s Board until such time as Allianz ceases to own at least 50% of the initial shares of Class A Common Stock acquired at the Allianz Closing. The Non-Voting Common Stock will be issued to Allianz if the 24.9% ownership cap is triggered.

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

•Series C Preferred Stock – Shares of Series C Preferred Stock that are not publicly traded and issued in connection with the sale of 150,000 shares of Series C Preferred Stock that occurred in two transactions (the “Transactions”) to Constellation AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC (“Constellation”) (collectively, the “Constellation Transaction”), the first of which closed on March 27, 2024, for the sale of 115,000 shares and the second of which closed on May 15, 2024, for the sale of 35,000 shares. The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year on the aggregate purchase price of $150 million, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid (at the option of the Company) as payment in kind increases in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of March 31, 2025, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares. The Series C Preferred Stock is classified under mezzanine equity on the Company’s Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the Constellation Transaction, the Company issued warrants (the “Constellation Warrants”) to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. These warrants have been classified as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position as of March 31, 2025. No Constellation Warrants were exercised during the current reporting period.

AlTi’s capital structure as of March 31, 2025 is reflected below:

Public Stockholders (including former PIPE Investors and Alvarium Partners holders)
Allianz Strategic Investments S.à.r.l.
CWC AlTi Investor LLC
Class A Common Stock
Class A Common Stock
Series A Preferred Stock
Series C Preferred Stock
AlTi Global, Inc. (US) (the "Company" or AlTi)1
100% Class B Common Stock (no economic interest)
TRA
Tiedemann and TIG Partners
Class A Units
Series A Preferred Mirror Units
Series C Preferred Mirror Units
AlTi Global Holdco, Inc. (US)
Class A Units
AlTi Global Capital, LLC (US) ("Umbrella")2
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the number of shares of the Company that were issued and outstanding as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Class A Common Stock	97,128,692	93,686,980
Class B Common Stock	45,110,224	46,138,876
Series A Preferred Stock	140,000	140,000
Series C Preferred Stock	150,000	150,000
Segments

Our business is organized into two operating segments: Wealth & Capital Solutions and International Real Estate. Described below are the segments and the revenue generated by each, which broadly fall into four categories: (i) recurring management, advisory, or administration fees; (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees.

During the third quarter ended September 30, 2024, management commenced a strategic review of the Company’s Real Estate Co-Investment and Fund Management Businesses (the “Real Estate Businesses”). In addition to evaluating future strategic options for these businesses, management has reviewed how these business should be reported, including whether any changes were needed to the components of our operating segments. One conclusion from the review to date is that the Real Estate Businesses are no longer considered a core part of our forward looking strategy. Consequently, during 2024 we combined the results of these businesses and presented them in a standalone operating segment, separately from our core businesses. Management, in conjunction with our Board, continues to evaluate options related to Real Estate Businesses going forward. Several options are currently under consideration, and we aim to complete the review and finalize a course of action pending regulatory approval. Due to the change in the composition of our segments, prior period data has been recast for comparative purposes.
Wealth & Capital Solutions
Overview
Results generated by our Wealth & Capital Solutions segment primarily consist of wealth and investment management and advisory services, trust services, family office services, and the management fees, incentive fees, and distributions from investments received from our interests in internal and external managers of alternative investment strategies (or “Alternatives Platform”). The wealth management client base includes UHNW individuals, families, single-family offices, foundations, and endowments globally, while Alternatives Platform clients are typically institutional. Investment management or advisory fees, incentive fees, and distributions from investments are the primary sources of revenue in our Wealth & Capital Solutions segment. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. As of March 31, 2025 and December 31, 2024, this segment had $67.2 billion and $67.3 billion, respectively, in AUA.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

certain jurisdictions, such as the U.S., we are focused on understanding tax considerations and optimizing for after tax returns. In addition, we offer robust impact investing services that can be delivered across a broad range of asset classes and with investors from all asset levels.
With regard to the unique opportunities that we offer access to, we have established a platform through which we are able to provide clients of our wealth management services access to investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure, including through our private markets partnership with Allianz (for example, because of very high minimum investment thresholds in the underlying funds). We operate a number of such vehicles focused on vintage private equity, credit, real estate, active global managers and hedge fund strategies. The vehicles, by way of example, invest in either a single underlying private equity fund or a portfolio of private equity or other alternative assets funds, in each case, which are managed by access constrained managers we believe, based upon our thorough manager selection processes, will deliver strong risk adjusted performance, in line with their strategy, for our clients. We intend to launch further vintages of such private market vehicles over time to enable our investment management and advisory clients to include an allocation to these alternative funds in their portfolios on a running basis. These private strategies are expected to include traditional as well as innovative and impact investing offerings.
The independence of our investment management and advisory services is important to us and our wealth management and OCIO clients. By independent, we mean that our investment management and advisory services operate independently of any managers or investment product manufacturers (including our own) to which we may allocate or recommend allocating capital. In all cases, each client’s individual objectives and expectations are our primary concern, and we employ an open architecture approach, whereby we seek to find the best investment solutions for our clients in the marketplace. More specifically, we do not receive undisclosed forms of compensation; and our investment decisions and recommendations are made with each client’s individual best interests in mind.
We provide clients with performance reports, detailing the clients’ portfolio performance and comparing such performance to relevant benchmarks or indices. If requested by a client, the reporting can include information encompassing assets that are not in the portfolio managed by AlTi to give a total consolidated view. In addition to financial performance, we are also able to discuss a client’s impact performance for those interested in tracking impact specific metrics, in addition to their financial goals. We choose to use third-party software for record-keeping, performance calculation, and reporting, using Addepar, Inc.’s SaaS platform, and we prepare performance reports by using data provided by custodians, investment managers, and independent pricing services. We then interpret and analyze how portfolio performance aligns with clients’ financial, non-financial and, where relevant, impact goals and values.
Trust Services
The trust services that we provide within our U.S. wealth service offering aim to ensure our clients’ wealth is preserved, protected, and distributed as intended. As of March 31, 2025, these services are primarily provided from Delaware, which is one of the most well-developed trust legal regimes in the United States. Our trust services include creating or modifying trust instruments and acting as fiduciary in a full, directed or executor capacity.
Family Office Services
Our family office services are tailored outsourced family office solutions and administrative services which we provide primarily to our larger clients. Our family office services cover:

•bookkeeping and back office services;
•private foundation management and grant making;
•oversight of trust administration;
•financial tracking and reporting;

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•cash flow management & bill pay; and
•other financial services.
We also offer clients estate and wealth planning, family governance and education, and philanthropic and strategic services.
For part of 2024, the Company also had a European trust and private office services business which was deemed non-strategic to the business and was sold on May 8, 2024. See Note 3 (Business Combinations and Divestitures).
Alternatives Platform

Our alternatives platform assists money managers in building their fund management businesses. We have one internally managed fund and stakes in three externally-managed funds. Our internally-managed fund, TIG Arbitrage strategy (“TIG Arbitrage”), is an event-driven fund which has $1.6 billion of AUM as of March 31, 2025. It is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor. In addition, we have made strategic investments with External Strategic Managers, who manage approximately $5.0 billion of AUM in the aggregate as of March 31, 2025. The strategies of these External Strategic Managers include real estate bridge lending, European long short equities, and Asian credit and special situations. The External Strategic Managers each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base. As a growth-oriented partner, we work with our fund managers on marketing, business development, and strategy.
In 2024, our services also included back and middle office solutions for the funds. These services were spun out on November 15, 2024, under the name Altaira Strategic Partners which continues to provide services to the TIG Arbitrage strategy, in addition to other funds.
International Real Estate
Overview
Our International Real Estate segment includes our Real Estate Co-Investment and Real Estate Fund Management businesses. As of March 31, 2025, our AUM/AUA in this segment was $8.7 billion.
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
Real Estate Fund Management
Prior to the first quarter of 2024, our real estate fund management business managed two funds based in the United Kingdom: LXi REIT plc (“LXi”), and Home Long Income Fund (“HLIF”), a private fund. As described further below, during 2024 we exited the management of LXi.
Home Long Income Fund
Home Long Income Fund is an English open-ended investment company launched in October 2018. Its investment objective is to deliver secure inflation-protected income and capital growth by investing in a portfolio of UK homeless shelters. HLIF is advised by SHIA and AFM UK acts as its alternative investment

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

fund manager. Both SHIA and AFM UK are wholly owned subsidiaries of the Company. As of March 31, 2025, HLIF had assets under management of approximately $0.3 billion. We are in discussions with a third-party manager to take over the management of HLIF and AFM UK’s and SHIA’s services to HLIF will terminate if the transition completes.
LXi REIT plc

LXi is an English real estate investment trust company, launched in February 2017, whose shares are traded on the premium segment of the London Stock Exchange’s Main Market. LXi was advised by LXi REIT Advisors Limited (“LRA”), and its investment objective is to deliver inflation-protected income and capital growth over the medium-term for its shareholders through investing in a diversified portfolio of UK property that benefits from long-term index-linked leases with institutional-grade tenants.
On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric Property Plc (“LondonMetric”). This disposal was completed on March 6, 2024. See Note 3 (Business Combinations and Divestitures) for further information.
(2)Summary of Significant Accounting Policies
(a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared under the accrual basis of accounting in accordance with U.S. GAAP and conform to prevailing practices within the financial services industry, as applicable to the Company, and should be read in conjunction with the annual financial statements included in the Annual Report. The notes are an integral part of the Company’s condensed consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements have been included and are of a normal and recurring nature.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.

(b)Change in Accounting Principle

During the fourth quarter ended December 31, 2024, the Company changed its classification related to the Allianz and Constellation Warrants from liability-classified to equity-classified within the Statement of Financial Position. The Company changed its accounting principle relating to our interpretation of certain contingent settlement provisions within the Allianz and Constellation Warrants and permissibility of related settlement adjustments under ASC 815-40, Contracts in an Entity’s Own Equity. The Company believes this change in accounting principle is preferable as the Allianz and Constellation Warrants met the equity scope exception under ASC 815-40, Contracts in an Entity’s Own Equity, and the economic substance of the Allianz and Constellation Warrants more closely aligns with that of an equity instrument, and how we measure the operating performance of the Company.

This change in accounting policy was applied retrospectively for the year-ended December 31, 2024. As a result of the accounting change, the Company adjusted Net income (loss) and Additional paid-in capital to reverse previously recorded mark-to-market fair value changes of the liability-classified warrants recorded as of the first quarter ended March 31, 2024 of $(0.3) million. As of March 31, 2025, the Allianz

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and Constellation Warrants of $9.6 million are recognized as a component of equity within Additional paid-in capital on the Condensed Consolidated Statement of Financial Position.

(c)Use of Estimates

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
(d)Consolidation
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(e)Revenue Recognition
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Other Fees/Income

The Company generates arrangement fees in its co-investment division by arranging private debt or equity financing, generally in connection with an acquisition. Arrangement fees range from 50 and 175 basis points of the equity value contributed into a transaction and are payable upon close of the deal. The Company also generates brokerage fees which are similar to arrangement fees except that they are generally paid for assisting public companies in raising capital.
(f)Distributions from Investments

The Company has equity interests in External Strategic Managers pursuant to which it is entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. These distributions are recurring under investment

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

agreements and are structured as either a profit or revenue share of the investment’s management and incentive fees.
(g)Cash and Cash Equivalents
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

(h)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.

As of March 31, 2025 and December 31, 2024, restricted cash and cash equivalents amounted to $6.9 million and $9.9 million, respectively, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statement of Financial Position as of such dates. These amounts represent the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
(i)Compensation and Employee Benefits
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
(j)Foreign Currency and Transactions
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(k)Income Taxes
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
(l)Other Assets, Net and Other Liabilities, Net
Other assets, net include prepaid expenses, miscellaneous receivables, current income taxes receivable, fixed assets, and software licenses. The Company amortizes assets over their respective useful lives, as applicable.

Other liabilities, net include Pointwise Partners Limited (“PW”) deferred consideration, accrued payroll and payroll related taxes, accrued legal fees, and corporate taxes payable, among other miscellaneous payables.
(m)Investments

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(n)Leases

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(o)Intangible Assets Other Than Goodwill, Net
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
(p)Goodwill
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(q)Fixed Assets, Net
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
(r)Debt Obligations, Net
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
(s)Tax Receivable Agreement

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
(t)Earn-out Liabilities, at Fair Value

The Earn-out liabilities, at fair value, represents contingent consideration payable related to the Business Combination and various acquisitions by the Company. Changes in fair value are recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 3 (Business Combinations and Divestitures) and Note 19 (Commitments and Contingencies) for further information.
(u)Preferred Stock Tranche Liability, at Fair Value

The Preferred stock tranche liability, at fair value, represents the right, but not the obligation, of Allianz to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50 million. Changes in fair value are recognized in Gain (loss) on preferred stock tranche liability in the Condensed Consolidated Statement of Operations in the period of change. See Note 1 (Description of the Business), Note 7 (Fair Value Disclosures), and Note 14 (Debt, net of unamortized deferred financing cost) for additional detail related to the Preferred stock tranche liability.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(v)Equity-Classified Warrants

In connection with the Allianz and Constellation Transactions, the Company issued warrants to purchase shares of the Company’s Class A Common Stock. The Company evaluated the Allianz and Constellation Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and determined that the warrants are derivatives that meet the fixed-for-fixed equity classification criteria. As such, the Allianz and Constellation Warrants are classified as a component of equity in the Condensed Consolidated Statement of Financial Position.

(w)Delayed Share Purchase Agreement

Prior to the Business Combination, TWMH entered into a delayed share purchase agreement (the “TIH SPA”) to purchase a remaining non-controlling interest in its consolidated subsidiary representing 51.1% of shares in TIH. This arrangement was agreed upon for consideration of $2.1 million in cash and $1.2 million in Class A Common Stock. On March 25, 2024, the TIH SPA was fully paid. The stock purchase price was recognized in the Condensed Consolidated Statement of Financial Condition as Additional paid-in capital. As of December 31, 2024, the portion of the TIH SPA reported in Additional paid-in capital was $40.0 thousand.
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

In connection with the LXi disposal, the Company determined the contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of March 31, 2025. The Contingent consideration receivable will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.
(z)Segment Reporting
Our business is organized into two operating segments: Wealth & Capital Solutions and International Real Estate. During the third quarter ended September 30, 2024, the Company changed the composition of its reportable segments and recast prior period amounts to conform to the Company’s current period segment information. Segment information is utilized by the Company’s chief operating decision maker,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

which is our Chief Executive Officer, to assess performance and to allocate resources. See Note 1 (Description of the Business) and Note 17 (Segment Reporting) for further information.
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

(ad)Held for Sale Accounting

In circumstances when the Company is evaluating its components, we may establish plans that require us to evaluate whether a component qualifies for held-for-sale accounting under ASC 360, Property, Plant, and Equipment. If a sale is deemed probable within a twelve-month period, the component is classified to either the assets held for sale or liabilities held for sale line items on the Condensed Consolidated Statement of Financial Position. The disposal group will be measured at the lower of its carrying amount or fair value less the cost to sell. Any long-lived assets shall not be depreciated or amortized while classified as held for sale.

(ae)Recent Accounting Pronouncements

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. ASUs not listed above were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s condensed consolidated financial statements.
(3)Business Combinations and Divestitures
Acquisition of East End Advisors, LLC
On April 3, 2024 (the “EEA Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of EEA pursuant to the terms of the purchase agreement between the Company and EEA Holding Company, LLC (the “EEA Acquisition”).
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and recorded within the Earn-out liabilities, at fair value line item in the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	Amount
Cash consideration	$69,013
Contingent consideration installments	23,308
Payment of assumed liabilities	793
Total purchase consideration transferred	$93,114

The Company incurred $1.3 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations during the year ended December 31, 2024.

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

The estimated deferred consideration of $3.0 million was paid in cash and equity during the three months ended March 31, 2025. An additional amount of $1.0 million was paid fully in cash rather than in equity to PW employees upon meeting certain performance milestones. This additional amount was determined to be compensation rather than consideration transferred.

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

The Company incurred $1.1 million of direct acquisition-related expenditures, which were recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations during the third quarter ended September 30, 2024.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for Envoi, EEA, and PW for the three months ended March 31, 2024. The unaudited supplemental pro forma financial information gives effect to the acquisitions as if they had occurred on January 1, 2024. The unaudited pro forma financial information for these acquisitions have been excluded for the three months ended March 31, 2025 since their results of operations are included in our unaudited condensed consolidated statement of operations for that period.
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the Envoi, EEA, and PW acquisitions had taken place on January 1, 2024, nor is it indicative of future results.

For the Three Months Ended
(Dollars in Thousands)	March 31, 2024
Total revenue	$57,444
Net income (loss)	$30,124
Disposal of LRA

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. This contingent consideration is payable in installments on each of the first

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

four anniversaries of the sale of LRA. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of March 31, 2025. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

The disposal was completed on March 6, 2024. For the three months ended March 31, 2024, a gain on disposal of $0.2 million was recorded in connection with the completion of this disposal, which was recognized in the line item Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

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
(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
Management/advisory fees	$45,650	$46,224
Incentive fees	96	163
Distributions from investments	12,210	4,170
Other fees/income	7	255
Total Income	$57,963	$50,812

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)	As of March 31, 2025	As of December 31, 2024
Management/advisory fees receivable
Beginning balance	$32,194	$29,539
Ending balance (1)	32,481	32,194

Incentive fees receivable
Beginning balance	$1,324	$40,356
Ending balance (2)	168	1,324

Other fees/income receivable
Beginning balance	$98	$526
Ending balance	103	98

Deferred management/advisory fees
Beginning balance	$(1)	$(66)
Ending balance	(63)	(1)

Deferred other fees/income
Beginning balance	$—	$—
Ending balance	—	—
(1) As of March 31, 2025 and December 31, 2024, this amount includes $0.6 million and $0.7 million, respectively, in Management/advisory fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(2) As of March 31, 2025 and December 31, 2024, this amount includes $45.0 thousand and $0.2 million, respectively, in Incentive fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(5)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the board of directors under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 11,788,132, of which 1,678,340 remain available as of March 31, 2025. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.

The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of March 31, 2025, the Company has an unrecognized equity-based compensation expense of $23.1 million, which is expected to be recognized over a weighted average period of 2.09 years.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the equity-based compensation award activity for the three months ended March 31, 2025, and March 31, 2024:

	March 31, 2025		March 31, 2024
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	6,216,514	$4.86	4,818,351	$4.64
Restricted common stock granted	2,772,576	3.45	138,472	5.87
Restricted common stock forfeited	(18,269)	4.76	(147,550)	4.35
Restricted common stock vested	(2,032,623)	4.60	(1,698,544)	4.93
Restricted common stock awards outstanding at end of period	6,938,198	$4.38	3,110,729	$4.55

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations, during the three months ended March 31, 2025, and March 31, 2024:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
RSUs	$3,382	$2,957
PRSUs	1,396	—
Acquisition-related	1,517	1,966
TIH SPA	—	(40)
Revenue share	271	212
Deferred compensation	870	1,219
Total	$7,435	$6,314

RSUs
On May 31, 2023, the Company granted 4,697,317 RSUs to its employees, which vest over a three-year period and had a fair value of $4.35 per share. On June 5, 2024, the Company granted 2,219,661 RSUs to its employees, which vest over a three-year period and had a fair value of $4.78 per share. On February 27, 2025, the Company granted 2,772,576 RSUs to its employees, which vest over a three-year period and had a fair value of $3.45 per share.These grants resulted in compensation expense of $2.9 million and $1.8 million for the years ended March 31, 2025 and March 31, 2024, respectively. Since the initial grant date of these awards, 876,208 shares have been forfeited.

On March 23, 2023, in connection with the Business Combination, the Company granted 65,554 RSUs to its board of directors, which vested over an approximate nine-month period and had a fair value of $12.56 per share. On March 1, 2024, the Company granted 138,564 RSUs to its board of directors, which vest over a four-month period and had a fair value of $5.87 per share. On June 27, 2024, the Company granted 123,732 RSUs to its board of directors, which vest over a twelve-month period and had a grant date fair value of $4.91 per share. On August 2, 2024, the Company granted 45,549 RSUs to its board of directors, which vest over an eleven-month period and had a grant date fair value of $4.38 per share. These grants resulted in compensation expense of $0.2 million and $0.2 million for the years ended March 31, 2025 and March 31, 2024, respectively.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On various dates throughout 2023, the Company granted 111,148 and 118,987 RSUs to employees, representative of buy-out equity awards as restricted units, vesting generally over a one to three year period, with a fair value of $7.66 and $8.72, respectively, per share. On February 6, 2024, the Company granted 29,154 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a two year period, with a fair value of $5.36 per share. On December 23, 2024, the Company granted 57,458 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a three year period, with a fair value of $4.14 per share. The Company recognized compensation expense of $0.3 million and $0.9 million for the years ended March 31, 2025 and March 31, 2024, respectively, related to these buy-out equity awards.

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

On June 5, 2024, the Company granted 1,567,125 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $5.76 per share using the following model inputs and assumptions: i) ending average stock price of $4.78, ii) volatility rate of 62.1%, iii) risk free rate of 4.5% and iv) expected term of 2.88 years. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. These grants resulted in compensation expense of $1.4 million for the three months ended March 31, 2025.

Acquisition-Related Equity-Based Compensation Awards

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024, and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of ten business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million, respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The number of shares awarded will be calculated based on the twenty day average volume weighted average price of the Company’s Class A Common Stock preceding the first and second payment dates. The Company recognized an expense for the earn-ins of $0.8 million and $2.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same pattern as the above-described amendment for the compensatory earn-ins. As of March 31, 2025, and December 31, 2024, this contingent consideration is recorded as a liability of $1.0 million and $0.9 million in

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the Earn-in consideration payable line of the Condensed Consolidated Statement of Financial Condition and Condensed Consolidated Statement of Financial Condition, respectively.

In connection with the Company’s acquisition of East End Advisors (see Note 3 Business Combinations and Divestitures), certain employees of East End Advisors are entitled to receive a portion of the contingent consideration comprised of a combination of additional cash and shares of the Company (the “EEA Equity Awards”) based on the future EBITDA performance targets between the closing date of April 3, 2024 and the fifth anniversary of the closing date. The portion of the EEA Equity Awards to be issued in shares was measured at fair value as of the closing date. The Company recognized compensation expense for the estimated shares in relation to the accrual of the EEA Equity Awards of $0.6 million for the three months ended March 31, 2025.

In connection with the Company’s acquisition of Envoi (see Note 3 Business Combinations and Divestitures), certain employees of Envoi are entitled to receive a portion of the earn-out growth consideration liability comprised of a combination of cash and additional shares of the Company (the “Envoi Equity Awards”). Compensation expense related to the Envoi Equity Awards is determined in accordance with revenue based formulas provided for in the asset purchase agreement and are payable to eligible employees in 2028. The Company recognized compensation expense in relation to the accrual of the Envoi Equity Awards of $0.1 million for the three months ended March 31, 2025.

Revenue Share

During the three months ended March 31, 2025 and March 31, 2024, the Company accrued $0.3 million and $0.2 million, respectively, in compensation expense related to various revenue share arrangements to its employees, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.

Deferred Compensation Liability

In connection with the acquisition of all of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Singapore) Pte Limited (“ALWP”) pursuant to the terms of the share purchase agreement between the Company and ALWP on April 6, 2023, the Company accrued, during the three months ended March 31, 2025 and March 31, 2024, $0.9 million and $1.2 million, respectively, in shares of Class A Common Stock which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company had an effective tax rate of 35.9% and 1.6% for the three months ended March 31, 2025 and March 31, 2024, respectively. The effective tax rates were calculated using an Annual Effective Tax Rate approach. The book income related to fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The effective tax rates differed from the statutory rate primarily due to the impact of valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K. and in the Company’s investment in subsidiary, certain gains recognized on contingent liabilities for which no tax liability is recognized, and state and local taxes.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. As of March 31, 2025, the Company has recorded valuation allowances against its deferred tax assets generated by its subsidiaries in the U. K. and its investment in Umbrella. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

The Company is currently under examination by New York City UBT for the years ended December 2020 and 2021. We do not believe that there is material exposure in connection with the examination. As of March 31, 2025, the Company has evaluated its tax filing positions and assessed no change to the reserve of $0.2 million unrecognized tax benefits.
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
•AWMS Earn-Out Liability - In connection with the deferred cash consideration related to its acquisition of the remaining 70% of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Switzerland) SA, (“AWMS”), increasing its interest in AWMS from 30% to 100%, on August 2, 2023, the Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn out payment discounted using the liability discount rate which is estimated based on the Company’s credit rating. As of September 30, 2024, the settlement amount became known, which was based on actual revenues received, and the use of the Level 3 valuation technique was discontinued. Additionally, during the fourth quarter of 2024, the AWMS earn-out liability was fully paid.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following is a summary categorization of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments. Investments at fair value as of March 31, 2025, and December 31, 2024 are presented below:

	As of March 31, 2025
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$34	$—	$—	$34
Exchange-traded funds and BDC funds	34	—	—	34
Investments – External Strategic Managers (1)	—	—	143,817	143,817
Investments – Affiliated Funds (2)	—	—	—	951
Contingent consideration receivable	—	—	1,214	1,214
Other	6	51	—	57
Total	$74	$51	$145,031	$146,107

Liabilities:
Preferred stock tranche liability	$—	$—	$1,400	$1,400
Earn-out liabilities	—	—	52,445	52,445
TRA liability (3)	—	—	9,074	9,074
Earn-in consideration payable	958	—	—	958
Total	$958	$—	$62,919	$63,877

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2024
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$105	$—	$—	$105
Exchange-traded funds and BDC funds	118	—	—	118
Investments – External Strategic Managers (1)	—	—	147,568	147,568
Investments – Affiliated Funds (2)	—	—	—	883
Contingent consideration receivable	—	—	1,389	1,389
Total	$223	$—	$148,957	$150,063

Liabilities:
Warrant liabilities	$—	$—	$—	$—
Preferred stock tranche liability	—	—	3,940	3,940
Earn-out liabilities	—	—	64,639	64,639
TRA liability (3)	—	—	9,378	9,378
Earn-in consideration payable	932	—	—	932
Total	$932	$—	$77,957	$78,889
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
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other losses in the Condensed Consolidated Statement of Operations. During the year ended December 31, 2024, there was one transfer from Level 3 to Level 1 of the AWMS earn-out liability. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of March 31, 2025 and December 31, 2024:

	Level 3 Liabilities as of March 31, 2025
(Dollars in Thousands)	TRA liability	Earn-out liability	EEA earn-out liability	Envoi earn-out consideration liability	Envoi earn-out growth consideration liability	Preferred stock tranche liability	Total
Beginning balance	$9,378	$23,848	$29,871	$9,600	$1,320	$3,940	$77,957
Issuances	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Net (gains) losses	(304)	(11,541)	(343)	(280)	(30)	(2,540)	(15,038)
Transfers out of Level 3	$—	$—	—	—	—	$—	$—
Ending balance	$9,074	$12,307	$29,528	$9,320	$1,290	$1,400	$62,919

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Level 3 Liabilities as of December 31, 2024
(Dollars in Thousands)	TRA liability	Earn-out liability	AWMS earn-out liability	EEA earn-out liability	Envoi earn-out consideration liability	Envoi earn-out growth consideration liability	Preferred stock tranche liability	Total
Beginning balance	$13,233	$62,380	$1,064	$—	$—	$—	$—	$76,677
Issuances	—	—	—	23,308	7,980	1,020	4,540	36,848
Settlements	—	—	—	—	—	—	—	—
Net (gains) losses	(3,855)	(38,532)	39	6,563	1,620	300	(600)	(34,465)
Transfers out of Level 3	$—	$—	(1,103)	—	—	—	—	(1,103)
Ending balance	$9,378	$23,848	$—	$29,871	$9,600	$1,320	$3,940	$77,957

	Level 3 Assets as of March 31, 2025
(Dollars in Thousands)	Investments – External Strategic Managers	Contingent Consideration Receivable	Total
Beginning balance	$147,568	$1,389	$148,957
Realized and Unrealized Gains (Losses)	(3,751)	(175)	(3,926)
Ending balance	$143,817	$1,214	$145,031

	Level 3 Assets as of December 31, 2024
(Dollars in Thousands)	Investments – External Strategic Managers	Contingent Consideration Receivable	Total
Beginning balance	$164,077	$—	$164,077
Realized and Unrealized Gains (Losses)	(16,509)	(546)	(17,055)
Purchases	—	1,935	1,935
Ending balance	$147,568	$1,389	$148,957

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of March 31, 2025

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$143,817	Discounted Cash Flow	Discount rate	18.0% -26.0%	Lower
			Long-term growth rate	4.0%	Higher
Contingent consideration receivable	$1,214	Monte Carlo	Risk-free rate	4.2%	Higher
			Volatility	27.2%	Lower
			Credit spread	0.9%	Lower
Level 3 Liabilities:
TRA liability	$9,074	Monte Carlo	Volatility	60.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	11.3% - 12.1%	Lower
			Equity risk premium	5.9% - 13.2%	Lower
Business Combination earn-out liability	$12,307	Monte Carlo	Volatility	75.0%	Higher
			Risk-free rate	3.9%	Higher
EEA earn-out liability	$29,528	Discounted Cash Flow	EBITDA Discount Rate	16.0%	Lower
			Risk-free rate	3.9%	Lower
			Credit spread	9.7%	Lower
Envoi earn-out consideration liability	$9,320	Discounted Cash Flow	Revenue risk-adjusted discount rate	12.0%	Lower
			Risk-free rate	3.9%	Lower
			Credit spread	9.9%	Lower
Envoi earn-out growth consideration liability	$1,290	Monte Carlo	Metric volatility	35.0%	Lower
			Risk-free rate	3.9%	Lower
			Revenue discount rate	12.0%	Lower
			Credit Risk Adjusted Discount Rate	13.7%	Lower
Preferred stock tranche liability	$1,400	Binomial lattice model	Volatility	52.5%	Lower
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.6%	Lower
			Credit spread	9.7%	Lower

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2024

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$147,568	Discounted Cash Flow	Discount rate	18.0% -33%	Lower
			Long-term growth rate	4.0%	Higher
Contingent consideration receivable	$1,389	Monte Carlo	Risk-free rate	4.2%	Higher
			Volatility	26.5%	Lower
			Credit spread	0.8%	Lower
Level 3 Liabilities:
TRA liability	$9,074	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.2% - 10.9%	Lower
			Equity risk premium	6.1% - 13.2%	Lower
Business Combination earn-out liability	$23,848	Monte Carlo	Volatility	70.0%	Higher
			Risk-free rate	4.3%	Higher
EEA earn-out liability	$29,871	Discounted Cash Flow	EBITDA Discount Rate	16.3%	Lower
			Risk-free rate	4.3%	Lower
			Credit spread	7.9%	Lower
Envoi earn-out consideration liability	$9,600	Discounted Cash Flow	Growth rate	10.9%	Higher
			Revenue risk-adjusted discount rate	12.5%	Lower
			Risk-free rate	4.2%	Lower
			Credit spread	7.7%	Lower
Envoi earn-out growth consideration liability	$1,320	Monte Carlo	Metric volatility	33.0%	Lower
			Risk-free rate	4.3%	Lower
			Revenue discount rate	12.5%	Lower
			Credit Risk Adjusted Discount Rate	11.9%	Lower
Preferred stock tranche liability	$3,940	Binomial lattice model	Volatility	50.0%	Higher
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.8%	Lower
			Credit spread	7.9%	Lower

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Equity Method Investments
As of March 31, 2025 and December 31, 2024, the Company had $5.6 million and $27.5 million, respectively, of equity method investments recorded within equity method investments on the Condensed Consolidated Statement of Financial Position and Condensed Consolidated Statement of Financial Position, respectively. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $1.7 million and $0.0 million, respectively, of impairment on its equity method investments within gain (loss) on investments in the Condensed Consolidated Statement of Operations. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. The Company assesses indicators of impairment every quarter utilizing a number of factors, including market conditions. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $207.5 thousand and $0.0 thousand, respectively, of impairment to these assets.

(9) Investments
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Cost and Fair Value of Investments as of March 31, 2025 and December 31, 2024 are presented below:

	As of March 31, 2025		As of December 31, 2024
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$32	$34	$122	$105
Exchange-traded funds and BDC funds	21	34	101	112
TIG Arbitrage Associates Master Fund	482	524	482	515
TIG Arbitrage Enhanced Master Fund	179	282	179	229
Arkkan Opportunities Feeder Fund	111	145	111	139
Arkkan Capital Management Limited	20,062	21,244	20,062	21,181
Zebedee Asset Management	68,913	76,363	68,913	80,127
Romspen Investment Corporation (1)	72,523	46,210	72,523	46,260
Other	53	57	6	6
Total Investments at fair value	$162,376	$144,893	$162,499	$148,674

Equity method investments:
Real estate equity method investments	$4,636	$4,636	$5,863	$5,863
Wealth management - investment advisory	$105	$105	$20,404	$20,404
Carried interest vehicles	$847	$847	$1,250	$1,250
Total Equity method investments	5,588	5,588	27,517	27,517

Total	$167,964	$150,481	$190,016	$176,191
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
The breakdown of unrealized gains (losses) and realized gains (losses) on Investments at fair value for the relevant periods are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
Gains (Losses) on Investments at fair value:
Realized gains (losses)	$(21)	$3
Unrealized gains (losses)	(3,664)	(4,657)
Total gains (losses) on Investments at fair value	$(3,685)	$(4,654)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of March 31, 2025
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment/Disposals	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	22.3	$278,190	$—	$(22,386)	$255,804
Investment management agreements	0.0	247	—	(247)	—
Trade names	9.4	12,088	—	(2,831)	9,257
Acquired internally developed software	5.0	1,300	(600)	(460)	240
Other intangible asset	0.0	622	—	(622)	—
Total amortized intangible assets		292,447	(600)	(26,546)	265,301
Non-amortized intangible assets (1)
Investment management agreements		201,000	—	—	201,000
Total intangible assets		$493,447	$(600)	$(26,546)	$466,301

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

(2) As of March 31, 2025, gross carrying amounts related to the Company’s intangible assets include foreign currency translation differences of $1.1 million.

	As of December 31, 2024
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	22.3	$277,117	$—	$(18,999)	$258,118
Investment management agreements	0	2,351	(2,104)	(247)	—
Trade names	9.4	12,198	(110)	(2,498)	9,590
Acquired internally developed software	5.0	1,300	—	(445)	855
Other intangible asset	0	622	—	(622)	—
Total amortized intangible assets		293,588	(2,214)	(22,811)	268,563
Non-amortized intangible assets (1)
Investment management agreements (3)		245,900	(44,900)	—	201,000
Total intangible assets		$539,488	$(47,114)	$(22,811)	$469,563
(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

(3) During the third quarter ended September 30, 2024, the Company commenced a strategic review of its Real Estate Businesses and conducted a realignment of its operating segments. Prior to the realignment, the Company conducted a goodwill impairment test to determine whether the fair value of its reporting units declined to an amount lower than the carrying value of goodwill. As part of the test, we utilized the discounted cash flow method and determined the fair value of TIG’s Investment Management Agreement (the “IMA”) had declined. As such, the Company recognized intangible asset impairment charges of $44.9 million related to the IMA, which is classified as an indefinite-lived intangible asset and part of the Wealth & Capital Solutions segment. Drivers of the impairment for the IMA primarily include the financial projections and discount rate associated with the instrument. See Note 13 (Goodwill, net) for further details around the related impairment to goodwill as a result of our strategic realignment.
Amortization expense of approximately $3.8 million and $2.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively, was recognized.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of March 31, 2025
2025	$11,308
2026	15,077
2027	15,077
2028	15,077
2029 and beyond	208,762
Total	$265,301

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of March 31, 2025	As of December 31, 2024
Fixed assets, net:
Leasehold improvements	$17,391	$17,736
Office equipment and furniture	4,806	3,329
Foreign currency translation difference	293	168
Accumulated depreciation and amortization	(5,671)	(5,092)
Fixed assets, net	16,819	16,141
Lease incentive receivables	—	5,522
Accrued income	15,144	16,011
Prepaid expenses	12,331	9,116
Sundry receivables	4,799	6,744
Other receivables	5,016	5,321
Other assets	1,916	942
Other assets, net (1)	$56,025	$59,797

(1) As of March 31, 2025 and December 31, 2024, these amounts include $3.3 million and $3.5 million, respectively, in receivables due from related parties. See Note 16 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of March 31, 2025	As of December 31, 2024
PW deferred consideration	$—	$3,339
Payroll taxes	4,048	—
Corporation tax payable	1,982	2,342
Sundry	3,671	3,556
Other	3,420	1,563
Accrued legal	379	5,125
Other Liabilities, net (1)	$13,500	$15,925
(1) As of March 31, 2025 and December 31, 2024, these amounts include $0.2 million and $3.6 million, respectively, in liabilities due to related parties. Additionally, certain reclassifications have been made during the current period and are no longer comparable to the year ended December 31, 2024. See Note 16 (Related Party Transactions) and Note 2 (Summary of Significant Accounting Policies), respectively, for further details.
(12) Leases
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
The components of lease costs are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
Operating lease expense	$3,212	$2,868
Variable lease expense	620	555
Short-term lease expense	45	73
Total lease expense	$3,877	$3,496
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025	March 31, 2024
Operating cash flow information:
Operating cash flow from operating leases	$1,879	$2,012
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$680	$1,303
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of March 31, 2025	As of December 31, 2024
Weighted-average remaining lease term	11.54	11.46
Weighted-average discount rate	6.25%	5.99%
Future minimum lease payments for the Company’s operating leases as of March 31, 2025, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2025	$7,185
2026	8,602
2027	7,970
2028	7,366
2029	6,505
2030 and beyond	54,490
Total lease payments	92,118
Less: Imputed interest	29,308
Present value of lease liabilities	$62,810

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(13) Goodwill, net
The following tables provide a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position and Condensed Consolidated Statement of Financial Position as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Total
Beginning Balance
Gross goodwill	$377,842	$—	$377,842
Net goodwill:	$377,842	$—	$377,842

Currency translation and other adjustments	$2,457	$—	$2,457
	$2,457	$—	$2,457
Ending Balance
Gross goodwill	$380,299	$—	$380,299
Net goodwill	$380,299	$—	$380,299

	As of December 31, 2024
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Total
Beginning Balance
Gross goodwill	$321,154	$90,480	$411,634
Net goodwill:	$321,154	$90,480	$411,634

Goodwill acquired during the period	$44,065	$—	$44,065
Impairment charges	(29,367)	(40,357)	(69,724)
Resegmentation of U.S. Asset Management (1)	40,625	(40,625)	—
Measurement period adjustments	3,600	—	3,600
Currency translation and other adjustments	(2,235)	(9,498)	(11,733)
	$56,688	$(90,480)	$(33,792)
Ending Balance			$—
Gross goodwill	$377,842	$—	$377,842
Net goodwill	$377,842	$—	$377,842
(1) During the third quarter ended September 30, 2024, the Company changed its segments. See Note 17 (Segment Reporting) for more information.

As part of the Company’s strategic review of its Real Estate Businesses, the Company realigned its operating segments which resulted in a change to our reporting units as of the third quarter ended September 30, 2024. We determined that triggering events had occurred due to changes in the composition of our reporting units in addition to declining revenues and increased expenses associated with the Real Estate Businesses. As such, a goodwill impairment test of the reporting units was performed prior to their realignment. During the year ended December 31, 2024, the Company recognized an impairment charge of $44.9 million related to TIG’s Investment management agreements (“IMAs”), which is classified as an indefinite-lived intangible asset. See Note 10 (Intangible Assets, Net) for further details. Additionally, during the year ended December 31, 2024, the Company recognized a $29.4 million and $40.4 million impairment to goodwill for its Wealth & Capital Solutions and International Real Estate segments, respectively. The primary drivers of impairment are the financial projections and discount rate for the IMAs and financial projections, discount rate, and market

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

multiples for goodwill. As of December 31, 2024, all goodwill allocated to the International Real Estate segment was written off. See Note 17 (Segment Reporting) for further information about changes to the Company’s segments.

The Company believes that its procedures for estimating the fair value of the reporting units are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our reporting units. Future impairments of our reporting units could be required, which could be material to the condensed consolidated financial statements.
(14) Debt, net of unamortized deferred financing cost
Credit Agreement

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with BMO Harris Bank N.A., as administrative agent, for a senior secured credit facility (the “BMO Credit Facility”) in an aggregate principal amount of $250.0 million, consisting of term loan commitments for an aggregate principal amount of $100.0 million (the “Term Loans”) and a revolving credit facility with commitments for an aggregate commitment amount of $150.0 million (the “Revolving Credit Facility”), with an accordion option to increase the revolving commitments an additional $75.0 million to $225.0 million total. Subsequent to entering into the Credit Agreement and prior to the pay down of its debt in its entirety (see discussion below), the Company entered into multiple amendments during 2023 and 2024, which included a reduction of the aggregate commitment amount under the Revolving Credit Facility from $150.0 million to $110.0 million.

The Term Loans and Revolving Credit Facility bore interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranged between 1.0% and 2.0% for base rate loans and between 2.0% and 3.0% for SOFR loans. The Company paid a commitment fee based on the average daily unused portion of the commitments under the Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. The Term Loan was subject to quarterly amortization payments and matured on December 31, 2024. The Revolving Credit Facility terminated on December 31, 2024. As security for the Term Loans and Revolving Credit Facility, the borrower and the guarantors thereunder pledged substantially all of their assets, subject to agreed-upon exclusions. The guarantor group consisted of the Company’s U.S. and non-U.S. subsidiaries, subject to an agreed-upon materiality threshold.
On December 19, 2024, the Company paid off its debt outstanding in the amount of $133.4 million related to the BMO Credit Facility, with the proceeds raised from the Allianz Transaction and the Constellation Transaction (see Note 1 (Description of the Business)). This debt was due to terminate on December 31, 2024. The Company recognized a write-off of the deferred issuance costs related to the extinguishment of this debt in the amount of $4.5 million, which was recorded in the line Interest expense in the Condensed Consolidated Statement of Operations during the year ended December 31, 2024.
Allianz Tranche Right

The Company evaluated the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. See Note 1 (Description of the Business) for details. As of March 31, 2025 and December 31, 2024, the Allianz Tranche Right of $1.4 million and $3.9 million, respectively, is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statement

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

of Financial Position. For the three months ended March 31, 2025, the change in fair value of the Allianz Tranche Right is $2.5 million, which is recorded in the line item Gain (loss) on preferred stock liability in the Condensed Consolidated Statement of Operations.
(15) Retirement Plans

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

(Dollars in Thousands)	For the Three Months Ended
	March 31, 2025	March 31, 2024
Plan Contributions	$981	$1,015
As of March 31, 2025, $0.8 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(16) Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Condensed Consolidated Balance Sheet Line Item	As of March 31, 2025	As of December 31, 2024
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$382	$435
Due from Equity Method Investees	Other assets	$2,956	$3,089
Due from Alvarium related fee arrangements	Fees receivable, net	$19	$116
Due from TIG related fee arrangements	Fees receivable, net	$633	$804

Related Party Investments
Equity method investment with Allianz	Equity method investments	$—	$20,300

Related Party Payables
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(29,633)	$(28,765)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liabilities, at fair value	$(12,307)	$(23,848)
Due to Equity Method Investees	Other liabilities	$(231)	$(223)
EEA earn-out liability	Earn-out liabilities, at fair value	$(29,528)	$(29,871)
PW deferred consideration	Other liabilities	$—	$(3,339)
Envoi earn-out consideration liability	Earn-out liabilities, at fair value	$(9,320)	$(9,600)
Envoi earn-out growth consideration liability	Earn-out liabilities, at fair value	$(1,290)	$(1,320)
Preferred stock tranche liability	Preferred stock tranche liability	$(1,400)	$(3,940)

Mezzanine Equity
Series A Preferred Stock	Series A Redeemable Cumulative Convertible Preferred Stock	$144,618	$142,858
Series C Preferred Stock	Series C Redeemable Cumulative Convertible Preferred Stock	$164,761	$160,808

Shareholders’ Equity
Delayed share purchase agreement	Additional paid-in capital	$—	$40
Allianz Warrants, net of issuance costs	Additional paid-in capital	$6,591	$6,591
Constellation Warrants, net of issuance costs	Additional paid-in capital	$3,003	$3,003

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the principal and accrued interest, shall be forgiven. Upon termination of employment, any outstanding amount of loan not forgiven becomes due within 30 days. The additional notes totaling $0.4 million were paid back in full to the Company as of December 31, 2022. On March 14, 2024, a certain member repaid their note totaling $0.7 million.

For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $56 thousand and $58 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Condensed Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial Condition. As of March 31, 2025 and December 31, 2024, the balances of loans to members was $0.4 million and $0.4 million, respectively.

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

The Company recognized Management/advisory fees, Compensation and employee benefits, Other income/fees and Interest income from its equity method investees on the Condensed Consolidated Statement of Operations, as summarized in the following table:

(Dollars in Thousands)	For the Three Months Ended
	March 31, 2025	March 31, 2024
Management/advisory fees	$—	$200
Other income/fees	$(8)	$(1,000)
Interest income	$1	$6

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

The TRA is recognized on the Condensed Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability as of March 31, 2025 and December 31, 2024 was $29.6 million and $28.8 million, respectively. As of March 31, 2025 and December 31, 2024, the Company carried $9.1 million and $9.4 million, respectively, of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA Exchange of $20.6 million and $19.4 million as of March 31, 2025 and December 31, 2024, respectively, is recorded at its carrying value. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized a gain of $0.3 million and a gain of $5.9

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

million, respectively, which is recorded in Gain (loss) on TRA in the Condensed Consolidated Statement of Operations.
As of March 31, 2025, holders of Class B Units have exchanged a total of 9,922,737 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.79 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions. For the three months ended March 31, 2025, the Company did not make any tax distributions to Class B Units holders.

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of March 31, 2025 and December 31, 2024, the fair value of the Business Combination Earn-out Liability was $12.3 million and $23.8 million, respectively, and is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value of $11.5 million and $39.5 million for the three months ended March 31, 2025 and March 31, 2024, respectively, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date (or EEA earn-out liability). As of March 31, 2025 and December 31, 2024, the EEA earn-out liability of $29.5 million and $29.9 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $0.3 million for the three months ended March 31, 2025, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Envoi Earn-out Liabilities

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of March 31, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $9.3 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.3 million and $1.3 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value for the Envoi earn-out consideration liability and the Envoi earn-

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

out growth consideration liability of $0.3 million and $30.0 thousand, respectively, for the three months ended March 31, 2025, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position. The deferred consideration was paid during the three months ended March 31, 2025, in cash and equity totaling $3.0 million. For the three months ended March 31, 2025, the Company recognized the change in fair value for the deferred consideration liability of $372.6 thousand, of which $390.7 thousand is recorded in Gain (loss) on earnout liabilities and $(18.1) thousand is recorded in Interest expense, both in the Condensed Consolidated Statement of Operations.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Condensed Consolidated Statement of Financial Condition as Fees Receivable, net. As of March 31, 2025 and December 31, 2024, fees due from Alvarium related fee arrangements were $19.0 thousand and $116.0 thousand, respectively. Additionally, as of March 31, 2025 and December 31, 2024, management and incentive fees receivable due from TIG related fee agreements were $0.6 million and $0.8 million, respectively.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on Allianz’s rights under the Investor Rights Agreement, including to hold Board seats, the Company has concluded that Allianz represents a related party. As of both March 31, 2025 and December 31, 2024, the Allianz Warrants of $6.6 million are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.

As of March 31, 2025 and December 31, 2024, the Allianz Tranche Right of $1.4 million and $3.9 million, respectively, is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statement of Financial Position. For the three months ended March 31, 2025, the change in fair value of the Allianz Tranche Right is $2.5 million and is recorded in the line item Gain (loss) on preferred stock tranche liability in the Condensed Consolidated Statement of Operations.

The Series A Preferred Stock of 144,618 is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position and is presented net of issuance costs and inclusive of accrued dividends. Refer to Note 1 (Description of the Business), Note 7 (Fair Value Disclosures), and Note 13 (Debt, net of unamortized deferred financing cost) for additional details around instruments related to the Allianz Transaction.

As of December 31, 2024, the Company entered into an equity method investment of $20.3 million with Allianz, which was recorded in the line item Equity method investments on the Company’s Condensed Consolidated Statement of Financial Position. As of March 31, 2025, the equity method investment was sold at cost along with an immaterial gain.

Constellation Transaction

During the first quarter ended March 31, 2024, the Company entered into an agreement with Constellation for the sale and issuance of 150,000 shares of Series C Preferred Stock that occurred in two transactions, the first of which closed on March 27, 2024, for the sale of 115,000 shares and the second of which closed on May 15, 2024, for the sale of 35,000 shares. The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year on the aggregate purchase price of $150 million, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination).

Dividends will be paid (at the option of the Company) as payment in kind increases in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of March 31, 2025, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

Additionally, the Company issued the Constellation Warrants to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. No Constellation Warrants were exercised during the three months ended March 31, 2025. As of both March 31, 2025 and December 31, 2024, the Constellation Warrants of $3.0 million, are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.

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
Expenses

The expense categories that are regularly reviewed by the CODM are presented in the Company's Condensed Consolidated Statement of Operations. Items regularly reviewed consist of non-compensation expenses, such as professional fees, sales, distribution and marketing, travel and entertainment, systems, technology and telephone, occupancy costs and general, administrative, and other.

See Note 1 (Description of the Business) and the tables below for more detail on unallocated items.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial information for the Company’s segments for the periods indicated.

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2025				March 31, 2024
Net Income by Segment	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Revenue:
Management/advisory fees	$44,774	$876	$—	$45,650	$42,086	$4,138	$—	$46,224
Incentive fees	96	—	—	96	163	—	—	163
Distributions from investments	12,210	—	—	12,210	4,170	—	—	4,170
Other income/fees	6	1	—	7	186	69	—	255
Total revenue	57,086	877	—	57,963	46,605	4,207	—	50,812

(Dollars in Thousands)
Assets by Segment	As of March 31, 2025	As of December 31, 2024
Wealth & Capital Solutions	1,119,202	1,160,272
International Real Estate	$19,608	$23,738
Corporate	73,997	71,823
Total Assets	$1,212,807	$1,255,833

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(18) Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Three Months Ended
	March 31, 2025		March 31, 2024
	Basic	Diluted	Basic	Diluted
Class A Common Stock	Included	Included	Included	Included
Class B Common Stock (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Series C Preferred Stock (3)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Allianz Tranche Right (4)	Excluded	More dilutive of two-class method or if-converted method	—	—
Allianz and Constellation Warrants(5)	Excluded	Treasury stock method	—	—
Earn-Out Shares(6)	Excluded	Treasury stock method	Excluded	Excluded
PW Deferred Consideration Shares(7)	Included	Included	—	—
Acquisition-Related Awards(8)	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (9)	Excluded	Treasury stock method	—	—
(1) The if-converted method for instruments related to the Company’s Business Combination and Envoi earn-out liability includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into shares of Class A Common Stock as of the beginning of the period. For the three months ended March 31, 2025, 1,028,652 of Class B shares were converted into Class A Common Stock. For the three months ended March 31, 2024, no adjustments were made related to the Class B Common Stock.
(2) On July 31, 2024, the Company issued shares of Series A Preferred Stock and warrants for shares of Class A Common Stock. The Series A Preferred Stock is entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three months ended March 31, 2025, the shares of Series A Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(3) During the first quarter ended March 31, 2024, the Company issued shares of Series C Preferred Stock and warrants for shares of Class A Common Stock. The Series C Preferred Stock is entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three months ended March 31, 2025 and March 31, 2024, the shares of Series C Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(4) The Allianz Tranche Right was issued as part of the Allianz Transaction, which grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Stock at an aggregate purchase price of up to $50 million. Any additional shares of Series A Preferred Stock issued to Allianz will abide under the same conditions and terms as under the Investment as described in Note 1 (Description of the Business). The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in our diluted earnings per share if the right has been exercised within the reporting period. For the three months ended March 31, 2025, no shares under the Allianz Tranche Right had been issued.
(5) As mentioned in footnotes 2 and 3 above, the Company issued shares of Series A and C Preferred Stock in addition to warrants for Class A Shares. The warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the warrants are classified as a component of equity and can be exercised in exchange for Class A Shares, application of the treasury stock method for calculation of diluted earnings per share is applied. For the three months ended March 31, 2025, the warrants were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(6) Earn-Out Shares are the portion of estimated contingent consideration related to our Business Combination, EEA earn-out liability, and Envoi growth-consideration liability that could be paid out in Class A Common Stock. Earn-Out Shares are excluded from the calculation of basic earnings per share if it’s determined that the contingency period has not been completed as of the current reporting period. The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. See Note 3 (Business Combinations and Divestitures) for additional information related to our Earn-Outs. For the three months ended March 31, 2025 and March 31, 2024, the Earn-Out Shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(7) PW Deferred Consideration Shares relate to the portion of deferred consideration payable in Class A Common Stock upon meeting certain revenue thresholds related to our PW acquisition. See Note 3 (Business Combinations and Divestitures) for additional information. As of March 31, 2025, the PW Deferred Consideration Shares were issued to the sellers and are included in the Company’s basic earnings per share. There are no further contingent shares outstanding related to the PW Deferred Consideration Shares. Refer to Note 3 (Business Combinations) for further details.
(8) Acquisition-Related Awards include the Holbein Earn-Ins, EEA Equity Awards, and Envoi Equity Awards. Certain compensatory awards related to the PW acquisition (the “PW Equity Awards”) were reclassified to be paid out fully in cash rather than equity as of March 31, 2025. As such, the PW Equity Awards are excluded from the Company’s earnings (loss) per share calculations.
Service periods related to the Holbein Earn-Ins and EEA Equity Awards had not been completed as of the reporting period, and therefore such shares have not been included in the calculation of basic earnings (loss) per share for the three months ended March 31, 2025 and March 31, 2024.
In calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the three months ended March 31, 2025 and March 31, 2024 for the Acquisition-Related Awards.
For the three months ended March 31, 2025 and March 31, 2024, the Holbein Earn-In shares were excluded from the Company’s diluted earnings per share calculation as the Earn-In shares were classified as contingently issuable common shares.
For the three months ended March 31, 2025, the EEA Equity Awards and Envoi Equity Awards were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. Refer to Note 5 (Equity-Based Compensation) for additional details for the Acquisition-Related Awards.
(9) During the second quarter ended June 30, 2024, the Company granted PRSUs to selected members of AlTi’s executive team. Vesting of the PRSUs is based on meeting certain market conditions and the requisite service period. Unvested PRSUs would be excluded from Basic EPS calculation, but once vested, they would be included in the Basic EPS calculation. The PRSUs would be included in the computation of diluted EPS using the treasury stock method. Assumed proceeds under the treasury stock method consist of unamortized compensation cost. If dilutive, the unvested restricted stock would be considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes. If anti-dilutive, it should be excluded from the diluted EPS computation. For the three months ended March 31, 2025, the PRSUs were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. See discussion of PRSUs in Note 5 (Equity-Based Compensation).
Basic earnings per share is computed by dividing income attributable to controlling interest by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per common share excludes potentially dilutive instruments which were outstanding during the period but were

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

anti-dilutive. The following table shows the computation of basic and diluted earnings per share based on income attributable to common shareholders:

	For the Year Ended
(Dollars in Thousands, except share data)	March 31, 2025	March 31, 2024
Net income (loss) attributable to controlling interest - basic and diluted	$(3,752)	$25,568
Net income (loss) available to the Company - diluted	$(3,752)	$22,085
Weighted-average shares of Class A Common Stock outstanding - basic	94,883,803	66,718,427
Weighted-average shares of Class A Common Stock outstanding - diluted	94,883,803	120,561,316
Income (loss) per Class A Common Stock - basic	$(0.04)	$0.38
Income (loss) per Class A Common Stock - diluted	$(0.04)	$0.18
The following table presents securities that would have been considered in the calculation of diluted earnings per share if the company had reported net income attributable to common shareholders. As income attributable to common shareholders is in a net loss position, these securities were not evaluated for potential dilution:

	For the Year Ended
	March 31, 2025		March 31, 2024
Class B Common Stock and Class B Units	49,069,963		—
Allianz and Constellation Warrants	7,000,000		1,533,333
Preferred Stock	35,560,784	35,560,784	—
Earn-Outs	14,036,048		10,396,318
Acquisition-Related Awards	2,418,340		—
Stock Awards	3,624,166		—
(19) Commitments and Contingencies
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
As of March 31, 2025 and December 31, 2024, the liability associated with the TRA was approximately $29.6 million and $28.8 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of March 31, 2025 and December 31, 2024, the Company carried $9.1 million and $9.4 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
In connection with the TRA, certain parties to the Business Combination who received Class B Units in Umbrella have the ability to exchange Class B Units in Umbrella (along with their paired shares of Class B Common Stock) for shares of Class A Common Stock in the Company on a 1:1 exchange basis. These future

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

exchanges are anticipated to be treated as taxable exchanges which may provide an increase in the tax basis of the assets of the Company and therefore provide for additional payments under the TRA. TRA liabilities that are generated on account of future exchanges will be recorded under ASC 450, Contingencies.
As of March 31, 2025, holders of Class B Units have exchanged a total of 9,922,737 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.79 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of March 31, 2025, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $29.6 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
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

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combinations and Divestitures)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of March 31, 2025 and December 31, 2024, the fair value of the earn-out shares was $12.3 million and $23.8 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of March 31, 2025 and December 31, 2024, the EEA earn-out liability of $29.5 million and $29.9 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the EEA earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position. The deferred consideration was paid during the three months ended March 31, 2025, in cash and equity totaling $3.0 million.

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of March 31, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $9.3 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.3 million and $1.3 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, which changes in the fair value of the Envoi earn-out liability recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Letter of Credit

On December 19, 2024, the Company entered into a letter of credit (the “Facility Agreement”) with BMO Harris Bank N.A. for the purpose of issuing instruments under this Facility Agreement through December 19, 2025 (the “Termination Date”). The Company will deposit a cash collateral equal to 102% of the amount of

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

each instrument issued. The aggregate outstanding face amount of all issued instruments shall not exceed $5.0 million and shall have an expiry date of no later than one year from the Termination Date. Upon an issuance, the Company will pay a commitment fee equal to (i) the actual daily amount of the unused commitment, multiplied by (ii) 0.3% (the “Commitment Fee”). The Commitment Fee shall be calculated on the basis of a year of 365 days and shall be payable quarterly in arrears on the last day of each fiscal quarter. As of both March 31, 2025 and December 31, 2024, the Company has existing letters of credit in the amount of $3.4 million under the Facility Agreement.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of March 31, 2025 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

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
On October 6, 2023, pre-action steps were commenced by a law firm acting on behalf of a group of current and former shareholders in Home REIT (in the UK, pre-action correspondence is required under the Practice Direction on Pre-Action Protocols and Conduct contained in the United Kingdom’s Ministry of Justice Civil Procedure Rules prior to a claimant commencing litigation). In the pre-action correspondence, the claimant group alleges that there were misstatements in Home REIT’s offering documents and certain other public filings between 2020 and 2022 and asserts potential claims against AFM UK and ARE (as well as against Home REIT itself and its directors, among others) in connection with such matters and the historic management and advisory services provided to Home REIT by certain legacy Alvarium companies. It is not possible at this point in time for us to reliably assess AFM UK’s and/or ARE’s potential exposure, though they may potentially be material. Our intent is that any litigation or other action commenced by current and/or former shareholders of Home REIT against AFM UK and/or ARE will be defended vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact, and significant legal expenses may be incurred in defending such litigation.

On April 12, 2024, pre-action steps were commenced by Home REIT and its directors against AFM UK and ARE. This relates to the historic management of Home REIT by certain legacy Alvarium companies. In the pre-action correspondence, Home REIT and its directors assert potential claims against AFM UK and ARE and state their intention to bring claims against those entities: (i) for a 100% contribution to any losses incurred by

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Home REIT or its directors if current or former shareholders in Home REIT issue claims against them as outlined in the preceding paragraph; and (ii) on a standalone basis, for losses they assert have been incurred by Home REIT as a result of alleged breaches of contractual, tortious and fiduciary duties, unlawful means conspiracy and deceit by AFM UK and/or AHRA, and, in the case of ARE, they assert that ARE is liable to Home REIT for any acts or omissions of AHRA under the UK’s appointed representative regime. It is not possible at this point in time for us to reliably assess AFM UK’s and ARE’s potential exposure, though they may potentially be material. Our intent is that any litigation or other action commenced by Home REIT and/or its directors against AFM UK and/or ARE will be defended vigorously. However, if any claims were commenced, we would anticipate that such claims may involve complex questions of law and fact, and significant legal expenses may be incurred in defending such litigation.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(20) Equity
Class A Common Stock

As of March 31, 2025 and December 31, 2024, there were 97,128,692 and 93,686,980, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both March 31, 2025 and December 31, 2024. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of March 31, 2025 and December 31, 2024, there were 45,110,224 and 46,138,876, respectively, shares of Class B Common Stock outstanding.

Treasury Stock
From time to time, the Company may repurchase common shares related to its equity-based compensation award programs. As of March 31, 2025, 817,730 shares of Class A Common Stock were repurchased and classified as Treasury Stock on the Condensed Consolidated Statement of Financial Position. Treasury Stock is recorded at cost, representing the market price on the repurchase date, and is accounted for as a reduction of shareholders’ equity.

Series A Preferred Stock

As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position as they are not mandatorily redeemable as of March 31, 2025.

Series C Preferred Stock

In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position as they are not mandatorily redeemable as of March 31, 2025.

Allianz and Constellation Warrants

In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that the warrants are derivatives that meet the equity classification criteria. As of March 31, 2025, the Constellation and Allianz Warrants of $3.0 million and $6.6 million, respectively, are recorded as a component of equity net of issuance costs in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(21) Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to March 31, 2025 that require adjustment to or disclosure in the condensed consolidated financial statements, except as noted below.

Kontora Family Office GmbH

On March 6, 2025, the Company announced its agreement to acquire Kontora Family Office GmbH (“Kontora”). Kontora is a multi-family office and asset management company headquartered in Hamburg, Germany, focused on ultra high net worth families, entrepreneurs and select institutions. Kontora has AUM of approximately €14 billion as of the announcement date. The transaction closed on April 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ALTI GLOBAL, INC.
In this section, unless the context otherwise requires, references to “AlTi,” “we,” “us,” and “our” are intended to mean the business and operations of AlTi and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of AlTi and should be read in conjunction with the condensed consolidated audited financial statements and the related notes included in this Quarterly Report.
Amounts and percentages presented throughout our discussion and analysis of the financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.
Our Business

AlTi is an independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary capabilities as well as alternative investment strategies, underscored by a commitment to impact or values-aligned investing. We manage or advise approximately $75.9 billion in combined assets as of March 31, 2025. We have approximately 430 professionals operating in 19 cities in 8 countries across three continents as of March 31, 2025. We provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.
Separately, we have one internally managed fund and stakes in three externally-managed funds in our alternatives platform, with a largely institutional client base.
Fee Structure
Our services generate a diverse array of revenue streams that fall broadly into four categories: (i) recurring management, advisory, trustee, or administration fees (“management fees”); (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees:
•Management / advisory fees are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from investment management, investment advisory, trusts, and family office services. The recurring nature of these fees is underpinned by the client retention rate of wealth management services which means that these fees are also relatively stable.

•Incentive or performance fees are comprised primarily of annual performance or incentive fees which may be earned by providing investment management and advisory as well as fund management activities to our Capital Solutions and international wealth management businesses. These fees, being performance related, are variable in nature and more susceptible to impact from exogenous factors. As a result, performance and incentive fees provide potential upside to our revenues in the future and, in our view, can be highly accretive to our profitability.
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

•Other income or fees included primarily transaction fees from businesses we are in the process of exiting such as brokerage and placement agency services. Transaction fees are generally non-recurring in nature, are typically commission based, and are payable on the successful completion of a transaction.
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
AUM refers to the market value of all assets that we manage, provide discretionary investment advisory services on, and have execution responsibility for, including both billable assets (on which we charge fees) and non-billable assets (exempt from fees, such as cash and cash equivalents in certain client agreements). AUM also includes assets managed or supervised by operating partner subsidiaries, affiliates, and joint ventures in which the Company holds a majority or minority stake. AUA consists of all assets we oversee and report on, regardless of whether fees are charged. While billable assets are those on which we charge fees, non-billable assets—such as cash and cash equivalents in certain agreed-upon situations, personally owned real estate, and other designated assets—are exempt. Our calculations of AUM and AUA may differ from those used by other wealth managers, and as a result, these measures may not be comparable to similar metrics presented by others in the industry.
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

In selected jurisdictions, certain wealth management clients pay performance or incentive fees, in addition to management fees, if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.

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

International Real Estate Income
We earn management fees through private real estate fund advisory and recurring fees. These fees, governed by an investment advisory agreement, are calculated on a sliding scale based on the fund’s net asset value. As a sponsor of private market transactions, the Co-Investment businesses generate income from debt and equity structures, including arrangement, management, advisory, performance, and transaction fees. If we established feeder vehicles for clients, additional administration and advisory fees also applied.

Market Trends and Business Environment

Our business performance is directly and indirectly influenced by U.S. and to a lesser extent, global financial market and macroeconomic conditions including economic growth, interest rates and inflation.. These factors shape market behavior and client decision-making, which in turn impact the demand for our wealth management services and the composition of assets under management.

In the first quarter of 2025, both U.S. and global markets experienced considerable volatility, primarily due to new U.S. trade policies and their international ramifications. The U.S. stock market struggled early in the year, with the S&P 500 and Nasdaq Composite dropping 4.6% and 10.5%, respectively, as of March 31, 2025, marking the steepest quarterly declines since 2022. During the first week of April 2025, global financial markets saw significant turbulence, largely due to the announcement of comprehensive tariffs aimed at reducing the U.S. trade deficit. This policy sparked widespread declines across major global indices, as concerns over the potential for a global trade war and its economic consequences mounted.

According to the U.S. Bureau of Economic Analysis, real GDP decreased at an annual rate of 0.3% in the first quarter of 2025, reflecting a pullback in consumer spending and private inventory investment. This marks the first quarterly economic contraction since early 2022.

Inflation also remained elevated. According to the U.S. Bureau of Economic Analysis, core Personal Consumption Expenditures (PCE) price index—a key inflation gauge—rose at an annualized rate of 3.6% in Q1 2025. Persistently high inflation continues to erode purchasing power and drive increased interest in real assets, private credit, and other inflation-hedging strategies.

In the first quarter of the year, the unemployment rate has remained relatively stable, ranging from 4.0% in January to 4.2% in March, according to the U.S. Bureau of Labor Statistics.

The U.S. Bureau of Labor Statistics reported that the unemployment rate rose to 4.2% in March, up from 4.1% in February, and 4.0% in January.

Our operations are also impacted by interest rates, which cause the value of our clients’ portfolios to fluctuate, and consequently impact our revenue. Changes in interest rates are largely influenced by Federal Reserve policy decisions to address the state of the economy, specifically employment and inflation. In its March 2025 meeting, the Federal Reserve maintained the federal funds rate in the range of 4.25% to 4.50%, a decision reflecting a cautious stance amidst ongoing global and domestic uncertainties.

We continue to monitor developments related to these macroeconomic factors and assess their potential impact on both financial markets and our business. A slowdown in inflows or sustained market declines could negatively affect our future results, potentially leading to reduced management fees. At this time, the full impact of these events on financial markets, the broader economy, and our financial statements remains uncertain. For more information, please refer to Part I, Item 1A. “Risk Factors” of our Annual Report for previously disclosed risk factors.

Managing Business Performance and Key Financial Measures
Non-US GAAP Financial Measures
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP financial measures, which do not have uniform definitions. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable US GAAP measure of net income (loss). Adjusted Net Income represents net income (loss) before taxes adjusted for the components outlined in the following table which presents the non-US GAAP financial measures for the periods indicated:

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	March 31, 2025	March 31, 2024	$ Change
Revenues
Management/advisory fees	$45,650	$46,224	$(574)
Incentive fees	96	163	(67)
Distributions from investments	12,210	4,170	8,040
Other income/fees	7	255	(248)
Total Revenues	57,963	50,812	7,151

Net income (loss)	(2,882)	22,085	(24,967)
Interest expense	151	4,840	(4,689)
Income tax expense (benefit)	(1,612)	363	(1,975)
Depreciation & Amortization	4,349	2,567	1,782
EBITDA Reported	6	29,855	(29,849)

Stock based compensation (a)	7,011	6,490	521
Stock based compensation - Legacy (b)	—	(77)	77
Transaction expenses (c)	7,004	8,843	(1,839)
Change in fair value on investments and non-recurring realized gain/losses on sales (d)	4,433	3,058	1,375
Change in fair value of earnout liabilities (e)	(12,583)	(39,454)	26,871
Change in fair value of TRA liability (f)	(304)	(5,933)	5,629
Organization streamlining cost (g)	3,899	2,544	1,355
Impairment (non-cash) (h)	1,925	60	1,865
Losses on EMI/Carried Interest (non-cash) (i)	242	393	(151)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	298	1,039	(741)
Change in fair value of Preferred stock tranche liability (k)	(2,540)	—	(2,540)
Adjusted EBITDA	$9,391	$6,818	$2,573
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
(d)Add-back of the change in unrealized gains/losses related to Investments held at fair value.

(e)Add-back of the change in fair value of the earnout liabilities.
(f)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.
(g)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment.
(h)Add-back of impairment of carried interest/equity method investments.
(i)Add-back of the amortization of the step-up in equity method investments.
(j)Add-back of reported interest, depreciation, amortization, and tax adjustments of the Company’s equity method investments.
(k) Add-back of the change in fair value of Preferred stock tranche liability.

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

The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended
	March 31, 2025				March 31, 2024
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(1,501)	$(6,906)	$3,913	$(4,494)	$(4,789)	$(4,902)	$32,139	$22,448
Stock based compensation (a)	5,830	31	1,150	7,011	5,479	123	888	6,490
Stock based compensation - Legacy (b)	—	—	—	—	(50)	(27)	—	(77)
Transaction expenses (c)	5,376	431	1,197	7,004	3,109	2,180	3,554	8,843
Change in fair value of (gains)/losses on TRA (d)	—	—	(304)	(304)	—	—	(5,933)	(5,933)
Changes in fair value of (gains)/losses on investments and non-recurring realized gain/losses on sales (e)	4,334	99	—	4,433	4,689	(1,631)	—	3,058
Change in fair value of earnout liabilities (f)	(1,042)	—	(11,541)	(12,583)	67	—	(39,521)	(39,454)
Organization streamlining cost (g)	2,122	1,010	767	3,899	627	1,363	554	2,544
Impairment (non-cash) (h)	—	1,925	—	1,925	—	60	—	60
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	—	242	—	242	—	393	—	393
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	—	298	—	298	—	1,039	—	1,039
Change in fair value of Preferred stock tranche liability (k)	—	—	(2,540)	(2,540)	—	—	—	—
Adjusted income (loss) before taxes	15,119	(2,870)	(7,358)	4,891	9,132	(1,402)	(8,319)	(589)
Adjusted income tax (expense) benefit	(5,011)	951	2,438	(1,622)	(144)	922	—	778
Adjusted Net Income	10,108	(1,919)	(4,920)	3,269	8,988	(480)	(8,319)	189
Interest expense	150	—	1	151	(187)	(38)	5,065	4,840
Income tax expense	635	11	(2,258)	(1,612)	(349)	193	519	363
Net income tax adjustments	4,375	(962)	(179)	3,234	493	(1,115)	(519)	(1,141)
Depreciation and amortization	4,015	—	334	4,349	2,462	46	59	2,567
Adjusted EBITDA	$19,283	$(2,870)	$(7,022)	$9,391	$11,407	$(1,394)	$(3,195)	$6,818
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
(d)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.
(e)Add-back of the change in unrealized gains/losses related to Investments held at fair value.
(f)Add-back of the change in fair value of the earnout liabilities.
(g)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment.
(h)Add-back of impairment of carried interest/equity method investments.
(i)Add-back of the amortization of the step-up in equity method investments.

(j)Add-back of reported interest, depreciation, amortization, and tax adjustments of the Company’s equity method investments.
(k) Add-back of the change in fair value of Preferred stock tranche liability.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc.
AUM:	$44.8 billion
AUA:	$75.9 billion

Wealth & Capital Solutions AUM: $44.5 billion AUA: $67.2 billion	International Real Estate AUM: $0.3 billion AUA: $8.7 billion

Wealth Management & Capital Solutions

Wealth Management

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

The table below presents the change in our total AUM for the wealth management businesses within the Wealth & Capital Solutions segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended
AUM	March 31, 2025	March 31, 2024
Beginning Balance:	$43,091	$34,525
Net client change	(161)	(198)
Cash Flow, net	66	(37)
Market Performance, net	(119)	1,583
Assets subject to change in billing methodology	—	(415)
Ending Balance:	$42,877	$35,458
Average AUM	$42,984	$34,992

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

The table below presents the change in our total AUA for the wealth management businesses within the Wealth & Capital Solutions segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended
AUA	March 31, 2025	March 31, 2024
Beginning Balance:	$60,473	$51,036
Change	138	2,464
Ending Balance:	$60,611	$53,500
Average AUA	$60,542	$52,268

Capital Solutions

Investments in Alternative Platforms - AUM/AUA

Within the Alternatives platform, assets consist of assets managed by TIG Arbitrage (AUM $1.6 billion and $1.7 billion as of March 31, 2025 and December 31, 2024, respectively), and the External Strategic Managers (AUA $5.0 billion and $5.1 billion as of March 31, 2025 and December 31, 2024, respectively).

The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the three months ended March 31, 2025 and March 31, 2024:

Alternatives Platform

(Dollars in Millions)	AUM/AUA at January 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at March 31, 2025	Average AUM/AUA
TIG Arbitrage	$1,719	$45	$—	$46	$(218)	$(4)	$1,588	$1,654
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,019	$(90)	$—	$—	$—	$(7)	$1,922	$1,971
European Equities	$1,848	$4	$—	$69	$(13)	$(6)	$1,902	$1,875
Asian Credit and Special Situation	$1,260	$40	$—	$4	$(123)	$(8)	$1,173	$1,217
External Strategic Managers Subtotal	$5,127	$(46)	$—	$73	$(136)	$(21)	$4,997	$5,063
Total	$6,846	$(1)	$—	$119	$(354)	$(25)	$6,585	$6,717

(Dollars in Millions)	AUM/AUA at January 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at March 31, 2024	Average AUM/AUA
TIG Arbitrage	$2,382	$(5)	$—	$83	$(201)	$(6)	$2,253	$2,318
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,194	$(57)	$—	$—	$—	$6	$2,143	$2,169
European Equities	$1,676	$26	$—	$14	$(26)	$(6)	$1,684	$1,680
Asian Credit and Special Situation	$1,388	$90	$—	$15	$(57)	$(17)	$1,419	$1,404
External Strategic Managers Subtotal	$5,258	$59	$—	$29	$(83)	$(17)	$5,246	$5,253
Total	$7,640	$54	$—	$112	$(284)	$(23)	$7,499	$7,571
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

International Real Estate - AUM/AUA

The Company’s International Real Estate AUM/AUA includes the following:
•Co-investment real estate advisory services, where we include the value of our private market direct and co-investment real estate investments (AUA $8.4 billion and $8.1 billion as of March 31, 2025 and December 31, 2024, respectively); and
•Assets managed in a private real estate investment fund (AUM $0.3 billion and $0.3 billion as of March 31, 2025 and December 31, 2024, respectively) from which we generate fee revenue. The Company’s reported value of these assets is either the net asset value or the market capitalization of the fund.

The table below presents the change in our total AUM/AUA for our Real Estate - Private Funds for our International Real Estate segment for the periods indicated:

	For the Three Months Ended
(Dollars in Millions)	March 31, 2025	March 31, 2024
Beginning Balance:	$8,396	$12,720
Change	329	(2,747)
Ending Balance:	$8,725	$9,973
Average AUM/AUA	$8,561	$11,347
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
Incentive Fees
Incentive or performance fees are comprised primarily of annual performance or incentive fees which may be earned by providing investment management and advisory as well as fund management activities to our Capital Solutions and international wealth management businesses. The Company is entitled to receive incentive fees if certain targeted returns have been achieved as stipulated in its customer contracts. The incentive fees are generally calculated using 15% to 20% of the net profit its customers earn. Incentive fees are generally calculated and recognized when it is probable that there will be no significant reversal.
Distributions from Investments

The Company has equity interests in External Strategic Managers pursuant to which it is entitled to distributions based on the terms of the respective arrangements. Distributions from each investment will be recorded upon receipt of the distribution. The Company receives distributions from External Strategic Managers through profit or revenue sharing arrangements that are generated through recurring management fees and non-recurring incentive fees based on performance of the underlying investments.
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

Results of Operations

Condensed Consolidated Results of Operations – For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	March 31, 2025	March 31, 2024	$ Change
Revenues
Management/advisory fees	$45,650	$46,224	$(574)
Incentive fees	96	163	(67)
Distributions from investments	12,210	4,170	8,040
Other income/fees	7	255	(248)
Total Revenues	57,963	50,812	7,151

Expenses
Compensation and employee benefits	42,274	39,557	(2,717)
Non-compensation expenses	29,178	25,923	(3,255)
Total Operating Expenses	71,452	65,480	(5,972)

Other income (expenses)	8,995	37,116	(28,121)
Net loss before taxes	(4,494)	22,448	(26,942)
Income tax (expense)/benefit	1,612	(363)	1,975
Net (loss) income	$(2,882)	$22,085	$(24,967)
Revenue

Management / advisory fees. Management and advisory fees for the three months ended March 31, 2025, decreased by $0.6 million compared to the three months ended March 31, 2024. Fees were relatively flat driven by higher fees in in our US Wealth Management sector, primarily due to the inclusion of EEA and Envoi in our results. These gains were partially offset by lower management fees in the TIG Arbitrage strategy due to fund outflows, in the international wealth management sector due to the disposition of its FOS strategy, and in International Real Estate, due to the disposition of LRA.

Incentive fees. For the three months ended March 31, 2025, incentive fees decreased by $0.1 million compared to the three months ended March 31, 2024. This decline is primarily attributable to lower performance in the TIG Arbitrage strategy within Wealth & Capital Solutions for the current year, which led to higher crystallized incentive fees in the prior period.

Distributions from investments. Distributions from investments for the three months ended March 31, 2025 increased by $8.0 million compared to the three months ended March 31, 2024. This increase was primarily due to higher distributions related to incentive fees in the European Equities and Asian Credit and Special Situation strategies within Wealth & Capital Solutions in the current period resulting from stronger performance in both of these strategies compared to the prior year.

Other fees / income. Other fees and income for the three months ended March 31, 2025 decreased by $0.2 million compared to the three months ended March 31, 2024. This decrease was primarily driven by lower transactional income in Wealth and Capital Solutions, as we are in the process of exiting businesses that generate such fees, which generated $6.0 thousand in fees for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024.

Expenses

Compensation expense. Compensation expense for the three months ended March 31, 2025 increased by $2.7 million compared to the three months ended March 31, 2024. This increase was primarily due to higher compensation costs tied to acquisition-related earn-outs and to organizational streamlining initiatives that continue to be undertaken in 2025.

Non-compensation expense. Non-compensation expenses for the three months ended March 31, 2025 increased by $3.3 million as compared to the three months ended March 31, 2024, primarily driven by a $1.2 million increase in systems, technology and telephone costs, and a $1.8 million increase in depreciation costs due to the increase in leasehold improvements at the Company’s corporate headquarter.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2025 decreased by $(28.1) million compared to the three months ended March 31, 2024, primarily driven by the change in fair value of earn-out liabilities as a result of share price changes and forecasted performance. During the three months ended March 31, 2025, Gain (loss) on earn-out liabilities of $12.6 million was recognized as compared to a Gain (loss) on earn-out liabilities of $39.5 million for the three months ended March 31, 2024.

Taxes

The Company’s effective tax rate was 35.9% for the three months ended March 31, 2025 compared to 1.6% for three months ended March 31, 2024. The difference in effective tax rate for the year ended March 31, 2024 was primarily driven by the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination. The effective tax rate for the three months ended March 31, 2025 differed from the statutory U.S. corporate tax rate primarily due to the impact of valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K. and in the Company’s investment in subsidiary, certain gains recognized on contingent liabilities for which no tax liability is recognized, and state and local taxes.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes a prudent approach to ensure the Company’s liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

During the fourth quarter ended December 31 2024, the Company repaid its debt outstanding under the bank credit facility (see Note 14 (Debt, net of unamortized deferred financing costs) to our condensed consolidated financial statements included in this Quarterly Report) with the proceeds raised from the Allianz Transaction and the Constellation Transaction (see Note 1 (Description of the Business) to our condensed consolidated financial statements included in this Quarterly Report). On January 3, 2023, concurrent with the consummation of the Business Combination, the Company had entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which had a term of five years and was comprised of a $150.0 million revolving credit facility and a $100.0 million term loan facility, was to be used to pay down subsidiary debt and fund growth initiatives.

Allianz and Constellation Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A

Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (the “Allianz Warrants”). As of March 31, 2025, none of the Allianz Warrants have been exercised.

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

Consummation of the Allianz Transaction closed as of July 31, 2024. Refer to Note 1 (Description of the Business) in our accompanying condensed consolidated financial statements for additional details.

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

On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of March 31, 2025, none of the Constellation Warrants have been exercised.

Cash Flows
For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi for the periods indicated. Negative amounts represent an outflow or use of cash.

	For the Three Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	March 31, 2025	March 31, 2024	$ Change
Net cash used in operating activities	$(30,169)	$(15,472)	$(14,697)
Net cash used in investing activities	$19,917	$30,980	(11,063)
Net cash provided by financing activities	$(2,838)	$104,096	(106,934)
Effect of exchange rate on cash balances	$436	$(223)	659
Net increase (decrease) in cash and cash equivalents	$(12,654)	$119,381	$(132,035)
Cash and cash equivalents decreased by $12.7 million during the three months ended March 31, 2025 primarily due to the Company’s net operating activities during the period, partially offset by the Company’s net investing activities during the period.

Operating Activities

Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits, professional fees, and interest on our debt obligations. Our net operating cash outflow of $30.2 million for the three months ended

March 31, 2025, was primarily driven by decreases in Accrued compensation and profit sharing in addition to Accounts payable and accrued expenses of $23.4 million and $8.3 million, respectively. Management believes that continued efforts to implement cost rationalization initiatives and to deploy recently raised capital in accretive businesses will further reduce operating cash outflows as the Company scales and matures.

Our net operating cash outflow of $15.5 million for the three months ended March 31, 2024, was primarily driven by the decrease in Accrued compensation and profit sharing of $27.4 million and the level of professional fees and resulting decrease in Accounts payable and accrued expenses of $5.2 million, which were elevated during that period due to the high usage of professional services firms in connection with capital raising and other financing activities and related to supporting the Company’s evolving financial reporting infrastructure.

Investing Activities

Net cash provided by investing activities of $19.9 million during the three months ended March 31, 2025, was driven primarily by the proceeds received of $20.4 million from the sale of an equity method investment.

Net cash provided by investing activities of $31.0 million during the three months ended March 31, 2024, primarily related to proceeds received of $32.2 million from the sale of LXi.
Financing Activities

Net cash used in financing activities of $2.8 million during the three months ended March 31, 2025, primarily resulted from the repurchase of Class A Common Stock.

Net cash provided by financing activities of $104.1 million for the three months ended March 31, 2024, primarily were driven by the issuance of preferred equity and warrants to Constellation Wealth Capital of $113.6 million, net of transaction costs paid.
For the Three Months Ended March 31, 2025 Compared to the Three Months Ended December 31, 2024
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi for the periods indicated. Negative amounts represent an outflow or use of cash.

	For the Three Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	March 31, 2025	December 31, 2024	$ Change
Net cash used in operating activities	$(30,169)	$(56)	$(30,113)
Net cash used in investing activities	$19,917	$(22,218)	42,135
Net cash provided by financing activities	(2,838)	(132,452)	129,614
Effect of exchange rate on cash balances	$436	$(1,917)	2,353
Net increase (decrease) in cash and cash equivalents	$(12,654)	$(156,643)	$143,989
Cash and cash equivalents decreased by $12.7 million during the three months ended March 31, 2025 primarily due to the Company’s net operating activities during the period, partially offset by the Company’s net investing activities during the period.
Operating Activities

Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits, professional fees, and interest on our debt obligations. Our net operating cash outflow of $30.2 million for the three months ended

March 31, 2025, primarily driven by decreases in Accrued compensation and profit sharing and Accounts payable and accrued expenses of $23.4 million and $8.3 million, respectively. Management believes that continued efforts to implement cost rationalization initiatives and to deploy recently raised capital in accretive businesses will further reduce operating cash outflows as the Company scales and matures.

Our net operating cash outflow of $0.1 million for the three months ended December 31, 2024, primarily reflects the Company’s net operating loss for the three months ended, as operating expenses exceeded revenues.

Investing Activities

Net cash provided by investing activities of $19.9 million during the three months ended March 31, 2025, was driven primarily by the proceeds received of $20.4 million from the sale of an equity method investment.

Net cash used in investing activities of $22.2 million during the three months ended December 31, 2024, primarily related to the deployment of approximately $20.3 million of capital related to the acquisition of an equity method investment.
Financing Activities

Net cash used in financing activities of $2.8 million during the three months ended March 31, 2025, resulted from the repurchase of Class A Common Stock.

Net cash used in financing activities of $132.5 million for the three months ended December 31, 2024, primarily relates to the net pay down of $131.2 million of our credit facility.
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
As of March 31, 2025 and December 31, 2024, the liability associated with the TRA was approximately $29.6 million and $28.8 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of March 31, 2025 and December 31, 2024, the Company carried $9.1 million and $9.4 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.

As of March 31, 2025, holders of Class B Units have exchanged a total of 9,922,737 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.79 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of March 31, 2025, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $29.6 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of March 31, 2025, none of the Constellation Warrants have been exercised.

On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock. As of March 31, 2025, none of the Allianz Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of March 31, 2025 and December 31, 2024, the fair value of the earn-out share liability was $12.3 million and $23.8 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated financial statements included in this Quarterly Report for additional detail.
East End Advisors Contingent Consideration

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of March 31, 2025 and December 31, 2024, the fair value of the earn-out share liability was $29.5 million and $29.9 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position. The deferred consideration was paid during the three months ended March 31, 2025, in cash and equity totaling $3.0 million.

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of March 31, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $9.3 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.3 million and $1.3 million, respectively, are included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial Position. As of March 31, 2025, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with US GAAP. In applying many of these accounting principles, we need to make assumptions, estimates, and/or judgments that affect the reported amounts of assets, liabilities, revenues, and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates, and/or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties and changing circumstances, including uncertainty in the current economic environment due to geopolitical tensions, changes in market conditions, or other relevant factors. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies and estimates, see Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated financial statements included in this Quarterly Report.
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

Earn-out Liabilities: The fair values of our Business Combination Earn-out Securities liability, our EEA earn-out liability, our Envoi earn-out consideration liability, and our Envoi earn-out growth consideration liability were determined using various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur. See Note 2 (Summary of Significant Accounting Policies) for additional details.

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
Variable Interest Entities
The determination of whether to consolidate a VIE under US GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgment when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our condensed consolidated financial statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of the relatively insignificant direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgment would likely not result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.
Impact of Changes in Accounting on Recent and Future Trends
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. We believe that none of the changes to US GAAP that went into effect during the three months ended March 31, 2025, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Changes in Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9A of our Annual Report, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls and information technology controls that support our financial statements and reporting. Further, management has commenced remediation efforts, but as of March 31, 2025, has not completed its efforts to design and implement a testing plan to determine the effectiveness of controls that support our financial statements and reporting.

Management has implemented a remediation plan to address the material weaknesses in our internal control over financial reporting, including, among other things, hiring additional accounting personnel, completing its efforts to design and implement process level and management review controls, and sufficiently documenting and implementing policies to provide reasonable assurance that financial statement disclosures are complete and accurate and identify and address emerging risks.

During the first quarter of 2025 and the year ended 2024, management has made significant progress in enhancing its internal control over financial reporting, as it prepares to implement effective controls with the objective of remediating all previously identified material weaknesses no later than December 31, 2025. This progress includes the following:

•Management has designed and implemented risk assessment review processes (gap analysis) that are intended to identify risks that could result, if not detected timely, in material misstatements in our consolidated financial statements. Management believes that such review risk assessment processes have been effectively implemented as of December 31, 2024.

•Management has identified and documented processes supporting the recording of balances and transactions in the Company’s consolidated financial statements and identified and documented controls that are intended to mitigate the risk of material misstatement in account balances and financial statement disclosures. These processes and controls continue to be documented and tested for design and operating effectiveness. The Company completed this exercise during the first fiscal quarter of 2025. The Company intends to begin tests of operating effectiveness of certain controls before the end of the second fiscal quarter of 2025. The Company’s overall objective is that such testing of operating effectiveness of controls will continue throughout 2025 to allow the Company to remediate previously identified material weaknesses in its internal control over financial reporting specifically related to process level controls.

•Management has identified and documented information technology controls related to the Company’s general information technology control environment that mitigates risks associated with items including systems development and change management, appropriate access to systems, and management of the Company’s internal financial and third-party customer data. These information technology processes and controls continue to be documented and tested for design effectiveness. The Company intends to complete this exercise by no later than the end of the second fiscal quarter of 2025. The Company intends to begin tests of operating effectiveness of certain information technology controls before the end of the second fiscal quarter of 2025. The Company’s overall objective is that such testing of operating effectiveness of controls will continue throughout 2025 to allow the Company to remediate previously identified material weaknesses in its internal control over financial reporting specifically related to information technology controls.

Based on the progress made during the first quarter of 2025 and the year ended 2024 in completing its remediation plan, management believes that the previously identified material weakness related to the lack of sufficiently documented risk assessments has been remediated. The previously identified material weaknesses related to process level controls and information technology controls that support our financial statements and reporting remain as of March 31, 2025 and are expected to remain until such time as management has successfully completed sufficient tests of design and operating effectiveness on these controls to allow it to conclude that such controls are effective and that the material weaknesses have been remediated.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

a) None.

b) None.

c) During the quarter ended March 31, 2025, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

ALTI GLOBAL, INC

Date: May 12, 2025	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2025	/s/ Patrick Keenan
Patrick Keenan
Chief Accounting Officer
(Principal Accounting Officer)