Form 10-Q
period 2025-06-30
AlTi Global, Inc.
filed 2025-08-11
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The registrant had outstanding 101,543,149 shares of Class A Common Stock (as defined herein) and 45,110,224 shares of Class B Common Stock (as defined herein) as of August 7, 2025.

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

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, Human Capital and Compensation Committee, and Transaction Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)

(Dollars in Thousands, except share data)	As of June 30, 2025	As of December 31, 2024

Assets
Cash and cash equivalents	$42,414	$65,494
Fees receivable, net (includes $767 and $920 of related party receivables, respectively)	38,661	33,616
Investments at fair value	148,018	148,674
Equity method investments	5,471	27,517
Intangible assets, net of accumulated amortization	480,726	469,563
Goodwill	386,878	377,842
Operating lease right-of-use assets	49,979	50,436
Deferred tax asset, net	29,484	21,505
Other assets, net	58,847	59,797
Contingent consideration receivable	2,293	1,389
Total assets	$1,242,771	$1,255,833

Liabilities
Accounts payable and accrued expenses	$28,893	$33,976
Accrued compensation and profit sharing	34,683	60,074
Accrued member distributions payable	3,260	3,355
Earn-out liabilities, at fair value	58,448	64,639
TRA liability (includes $9,822 and $9,378 at fair value, respectively)	30,382	28,765
Preferred stock tranche liability, at fair value	2,150	3,940
Earn-in consideration payable	—	932
Operating lease liabilities	64,338	63,055
Debt, net of unamortized deferred financing cost	673	—
Deferred tax liability, net	14,785	10,977
Other liabilities, net	14,972	15,925
Total liabilities	$252,584	$285,638

Commitments and contingencies (Note 19)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 shares authorized, 164,914 shares issued and outstanding at June 30, 2025, 140,000 shares authorized, 140,000 issued and outstanding at December 31, 2024	164,914	142,858
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 shares authorized, 150,000 shares issued and outstanding at June 30, 2025, and 150,000 shares authorized, 150,000 issued and outstanding at December 31, 2024	168,681	160,808

Shareholders’ Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 101,567,545 and 93,686,980 issued and outstanding, respectively	10	9
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 45,110,224 and 46,138,876 issued and outstanding, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 and 0 issued and outstanding, respectively	—	—
Treasury stock, at cost: 0 and 0 shares as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	665,605	652,857
Retained earnings (accumulated deficit)	(320,768)	(296,561)
Accumulated other comprehensive income (loss)	6,960	(1,569)
Total AlTi Global, Inc. shareholders’ equity	685,402	658,402
Non-controlling interest in subsidiaries	304,785	311,793
Total shareholders’ equity	990,187	970,195
Total liabilities, mezzanine equity, and shareholders’ equity	$1,242,771	$1,255,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
Management/advisory fees	$49,989	$47,029	$95,639	$93,253
Incentive fees	454	53	550	216
Distributions from investments	2,664	2,240	14,874	6,410
Other income/fees	20	131	27	386
Total income	53,127	49,453	111,090	100,265
Operating Expenses
Compensation and employee benefits	44,601	38,893	86,875	78,450
Systems, technology and telephone	5,241	4,809	10,789	9,123
Sales, distribution and marketing	1,128	1,202	1,811	1,967
Occupancy costs	3,424	4,025	7,190	7,502
Professional fees	18,386	7,602	29,337	18,972
Travel and entertainment	1,008	1,326	1,928	2,737
Depreciation and amortization	4,619	3,813	8,968	6,380
General, administrative and other	4,867	2,738	7,828	4,757
Total operating expenses	83,274	64,408	154,726	129,888
Total operating income (loss)	(30,147)	(14,955)	(43,636)	(29,623)
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	—	(695)	—	(695)
Gain (loss) on investments	4,121	11,357	(2,074)	7,696
Gain (loss) on TRA	(748)	389	(444)	6,322
Gain (loss) on preferred stock tranche liability	(750)	—	1,790	—
Gain (loss) on earnout liabilities	(7,385)	(1,945)	5,198	37,509
Interest expense	(2)	(4,851)	(153)	(9,691)
Interest income	305	563	822	823
Other income (expense)	(146)	13	(749)	(17)
Income (loss) before taxes	(34,752)	(10,124)	(39,246)	12,324
Income tax (expense) benefit	4,709	756	6,321	393
Net income (loss)	(30,043)	(9,368)	(32,925)	12,717
Net (loss) income attributed to non-controlling interests in subsidiaries	(5,681)	(2,965)	(10,473)	(10,569)
Net income (loss) attributable to AlTi Global, Inc.	$(24,362)	$(6,403)	$(22,452)	$23,286

Net Income (Loss) Per Share
Basic	$(0.33)	$(0.18)	$(0.37)	$0.16
Diluted	$(0.33)	$(0.18)	$(0.37)	$0.00
Weighted Average Shares of Class A Common Stock Outstanding
Basic	99,915,503	71,738,190	97,413,553	69,228,309
Diluted	99,915,503	71,738,190	97,413,553	119,355,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	(30,043)	(9,368)	(32,925)	12,717
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	8,938	1,060	12,187	(2,929)
Other comprehensive income (loss)	(1)	299	(25)	211
Total comprehensive income (loss)	(21,106)	(8,009)	(20,763)	9,999
Other loss attributed to non-controlling interests in subsidiaries	(2,953)	(2,562)	(6,906)	(12,202)
Comprehensive income (loss) attributable to AlTi Global, Inc.	(18,153)	(5,447)	(13,857)	22,201
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	140,000	144,618	150,000	164,761	97,128,692	$9	45,110,224	$—	$(2,838)	$654,588	$(296,743)	$759	$307,548	$972,702
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(24,362)	—	(5,681)	(30,043)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	6,209	2,729	8,938
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Tax allocation to equity holders	—	—	—	—	—	—	—	—	—	—	337	(8)	163	492
Sale of investment	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred share accrued dividend	6,443	1,825	—	3,920	1,523,289	1	—	—	—	(5,744)	—	—	—	2
Preferred stock tranche issuance	18,471	18,471	—	—	—	—	—	—	—	—	—	—	—	18,471
Issuance of shares for business combination	—	—	—	—	618,453	—	—	—	—	—	—	—	27	27
Share based compensation	—	—	—	—	2,297,111	—	—	—	—	16,761	—	—	—	16,761
Repurchase of shares	—	—	—	—	—	—	—	—	2,838	—	—	—	—	2,838
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	164,914	$164,914	150,000	$168,681	101,567,545	$10	45,110,224	$—	$—	$665,605	$(320,768)	$6,960	$304,785	$990,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	140,000	142,858	150,000	160,808	93,686,980	$9	46,138,876	$—	$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(22,452)	—	(10,473)	(32,925)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	8,612	3,575	12,187
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(17)	(8)	(25)
Tax allocation to equity holders	—	—	—	—	—	—	—	—	—	—	(1,755)	(66)	2,229	408
Sale of investment	—	—	—	—	—	—	—	—	—	—	—	—	234	234
Preferred share accrued dividend	6,443	3,585		7,873	1,523,289	1	—	—	—	(11,457)	—	—	—	2
Preferred stock tranche issuance	18,471	18,471	—	—	—	—	—	—	—	—	—	—	—	18,471
Issuance of shares for business combination	—	—	—	—	1,003,732	—	—	—	—	1,298	—	—	27	1,325
Share based compensation	—	—	—	—	4,324,892	—	—	—	—	21,320	—	—	—	21,320
TRA Exchange	—	—	—	—	1,028,652	—	(1,028,652)	—	—	1,587	—	—	(2,592)	(1,005)
Balance at June 30, 2025	164,914	$164,914	150,000	$168,681	101,567,545	$10	45,110,224	$—	$—	$665,605	$(320,768)	$6,960	$304,785	$990,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity		Shareholders’ Equity
(Dollars in Thousands, except share data)	Series C Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares		Amount
Balance at March 31, 2024	115,000	115,093	71,064,411	$7	48,265,195		$—	$556,197	$(163,838)	$6,299	$387,405	$901,163
Net income (loss)	—	—	—	—	—		—	—	(6,403)	—	(2,965)	(9,368)
Currency translation adjustment	—	—	—	—	—		—	—	—	778	282	1,060
Other comprehensive income	—	—	—	—	—		—	—	—	179	120	299
Payment for partner’s tax	—	—	—	—	—		—	(1,853)	—	—	—	(1,853)
Issuance of preferred shares, net of issuance costs	35,000	31,642	—	—	—		—	—	—	—	—	31,642
Preferred share dividend		6,707	—	—	—		—	(6,707)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—		—	1,634	—	—	—	1,634
Share based compensation	—	—	—	—	—		—	6,450	—	—	—	6,450
Shares issued to employees on vesting of equity awards	—	—	816,542	—	—		—	—	—	—	—	—
TRA Exchange	—	—	286,242	—	(286,242)	—	—	(3,243)	—	—	(1,343)	(4,586)
FOS deconsolidation	—	—	—	—	—		—	—	—	(306)	(203)	(509)
LXi deconsolidation	—	—	—	—	—		—	—	—	(8)	8	—
Issuance of Constellation warrants	—	—	—	—	—		—	523	—	—	—	523
Balance at June 30, 2024	150,000	$153,442	72,167,195	$7	47,978,953		$—	$553,001	$(170,241)	$6,942	$383,304	$926,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity		Shareholders’ Equity
(Dollars in Thousands, except share data)	Series C Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2024	—	—	65,110,875	$7	53,219,713		$—	$536,509	$(193,527)	$9,155	$430,349	$782,493
Net income (loss)	—	—	—	—	—		—	—	23,286	—	(10,569)	12,717
Currency translation adjustment	—	—	—	—	—		—	—	—	(1,211)	(1,718)	(2,929)
Other comprehensive income	—	—	—	—	—		—	—	—	127	84	211
Payment for partner’s tax	—	—	—	—	—		—	(1,882)	—	—	—	(1,882)
Issuance of preferred shares, net of issuance costs	150,000	142,800	—	—	—		—	—	—	—	—	142,800
Preferred share dividend		10,642	—	—	—		—	(10,642)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—		—	948	—	—	—	948
Share based compensation	—	—	—	—	—		—	9,074	—	—	—	9,074
Shares issued to employees on vesting of equity awards	—	—	1,815,560	—	—		—	(4,037)	—	—	—	(4,037)
TRA Exchange	—	—	5,240,760	—	(5,240,760)	—	—	20,028	—	—	(34,092)	(14,064)
FOS deconsolidation	—	—	—	—	—		—	—	—	(306)	(203)	(509)
LXi deconsolidation	—	—	—	—	—		—	—	—	(823)	(547)	(1,370)
Issuance of Constellation warrants	—	—	—	—	—		—	3,003	—	—	—	3,003
Balance at June 30, 2024	150,000	$153,442	72,167,195	$7	47,978,953		$—	$553,001	$(170,241)	$6,942	$383,304	$926,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net income (loss)	$(32,925)	$12,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,968	6,380
Amortization of debt discounts and deferred financing costs	—	841
Unrealized (gain) loss on investments	1,975	2,923
Realized (gain) loss on investments	561	(10,619)
Impairment loss on goodwill and intangible assets	—	695
Fair value (gain) loss on TRA	444	(6,322)
(Income) loss on equity method investments	258	1,046
Fair value (gain) loss on earnout liability	(5,198)	(37,509)
Fair value gain (loss) on preferred stock tranche liability	(1,790)	—
Deferred income tax (benefit) expense	(6,730)	(8,027)
Equity-settled share-based payments	21,324	9,074
Unrealized foreign currency (gains)/losses	—	16
Forgiveness of debt of notes receivable from members	112	106
Cash flows due to changes in operating assets and liabilities
(Increase) decrease in fees receivable	(1,479)	39,485
(Increase) decrease in other assets	5,083	(11,376)
Operating cash flow from operating leases	1,749	2,052
Increase (decrease) in accounts payable and accrued expenses	(14,635)	(16,013)
Increase (decrease) in accrued compensation and profit sharing	(20,789)	(31,607)
Increase (decrease) in other liabilities	(7,046)	468
Other operating activities	—	14
Net cash provided by (used in) operating activities	(50,118)	(45,656)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Continued from the previous page)	For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024
Cash Flows from Investing Activities
Receipt of payments of notes receivable from members	—	283
Purchases of investments	(28)	(74)
Cash payment for delayed share purchase agreement	—	(1,818)
Acquisition of Kontora, net of cash acquired	(6,556)	—
Acquisition of EEA, net of cash acquired	—	(69,014)
Acquisition of PW, net of cash acquired	—	(1,467)
Sales of investments	289	825
Proceeds from sale of FOS	—	16,683
Proceeds from sale of LXi REIT Advisors	—	32,202
Proceeds from sale of equity method investment	20,449	—
Loss on disposal of intangible assets	(9)	—
Purchases of fixed assets	(806)	(1,274)
Net cash provided by (used in) investing activities	13,339	(23,654)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and Constellation Warrants	18,471	150,000
Member contribution (distribution)	—	(5,534)
Payments on term notes and lines of credit	(82)	(53,612)
Borrowings on term notes and lines of credit	—	32,258
Cash payment for earnout	(5,085)	—
Payments of debt issuance costs	—	(1,519)
Taxes paid on net settled share-based compensation awards	—	(4,037)
Tax payments on behalf of Umbrella partners	—	(270)
Payment of preferred stock and Constellation Warrants issuance costs	—	(4,307)
Cash payment of earn-in liability	(1,300)	(754)
Net cash provided by (used in) financing activities	12,004	112,225
Effect of exchange rate changes on cash	1,695	(1,177)
Net increase (decrease) in cash	(23,080)	41,738
Cash and cash equivalents at beginning of the period	65,494	18,246
Cash and cash equivalents at end of the period	$42,414	$59,984

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$42,414	$59,984
Cash and cash equivalents included in Assets held for sale	—	—
Cash and cash equivalents, including cash in Assets held for sale	$42,414	$59,984

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$209	$843
Interest payments on term notes and lines of credit	$10	$8,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)Description of the Business

AlTi is an independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary advisor services, underscored by a commitment to impact or values-aligned investing. We manage or advise approximately $97.2 billion in combined assets as of June 30, 2025. We have approximately 520 professionals operating in 19 cities in 9 countries across three continents as of June 30, 2025. We provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.

Separately, we have one internally managed fund strategy and hold stakes in three externally-managed funds in our alternatives platform, with a largely institutional client base.
Capital Structure
The Company has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to dividends on shares of Class A Common Stock declared by the Company’s board of directors. As of June 30, 2025, the shares of Class A Common Stock represent 64.1% of the total voting power of all shares of Common Stock.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of June 30, 2025, the shares of Class B Common Stock represent 28.4% of the total voting power of all shares of Common Stock.

•Series A Preferred Stock – On July 31, 2024, the Company completed the sale (the “Investment”) to Allianz Strategic Investments S.à.r.l., a Luxembourg private limited liability company (“Allianz”) (together with the Investment, the “Allianz Transaction”) of (i) 140,000 shares of Series A Preferred Stock and (ii) 19,318,580.96 shares of Class A Common Stock for an aggregate purchase price equal to $250 million (the “Allianz Closing”) and issued to Allianz warrants (the “Allianz Warrants”) to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share pursuant to an Investment Agreement dated February 22, 2024, by and between the Company and Allianz (the “Allianz Investment Agreement”). The Allianz Warrants are classified as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position as of June 30, 2025. No Allianz Warrants were exercised during the current reporting period.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2025, the Series A Preferred Stock of 164,914 is inclusive of dividends paid in kind as of and is classified under mezzanine equity on the Company’s Condensed Consolidated Statement of Financial Position. An additional 1,523,289 shares of Class A Common Stock were issued to Allianz as part of the 50% dividends paid in kind. The Series A Preferred Stock has no voting rights and is subject to an ownership cap of 24.9% of the aggregate issued and outstanding shares of Class A Common Stock and Class B Common Stock.

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

In connection with the Allianz Closing, on July 31, 2024 the Company (i) adopted and filed with the Secretary of State of the State of Delaware (x) a certificate of designations for the Series A Preferred Stock setting forth the rights, preferences, privileges and restrictions applicable to the Series A Preferred Stock and (y) an amendment to the Company’s certificate of incorporation to authorize and designate the Company’s Class C Non-Voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”), which was previously approved by the Company’s stockholders, and (ii) entered into an Investor Rights Agreement with Allianz pursuant to which, among other items, Allianz will have the right to nominate two directors to the Company’s board of directors until such time as Allianz ceases to own at least 50% of the initial shares of Class A Common Stock acquired at the Allianz Closing. The Non-Voting Common Stock will be issued to Allianz if the 24.9% ownership cap is triggered.

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

•Series C Preferred Stock – Shares of Series C Preferred Stock that are not publicly traded and issued in connection with the sale of 150,000 shares of Series C Preferred Stock that occurred in two transactions (the “Transactions”) to Constellation AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC (“Constellation”) (collectively, the “Constellation Transaction”), the first of which closed on March 27, 2024, for the sale of 115,000 shares and the second of which closed on May 15, 2024, for the sale of 35,000 shares. The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year on the aggregate purchase price of $150 million, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid (at the option of the Company) as payment in kind increases in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of June 30, 2025, the 150,000 outstanding

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares. The Series C Preferred Stock is classified under mezzanine equity on the Company’s Condensed Consolidated Statement of Financial Position.

In connection with the Constellation Transaction, the Company issued warrants (the “Constellation Warrants”) to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. These warrants have been classified as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position as of June 30, 2025. No Constellation Warrants were exercised during the current reporting period.

AlTi’s capital structure as of June 30, 2025 is reflected below:

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the number of shares of the Company that were issued and outstanding as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Class A Common Stock	101,567,545	93,686,980
Class B Common Stock	45,110,224	46,138,876
Series A Preferred Stock	164,914	140,000
Series C Preferred Stock	150,000	150,000
Segments

Our business is organized into two operating segments: Wealth & Capital Solutions and International Real Estate. Described below are the segments and the revenue generated by each, which broadly fall into four categories: (i) recurring management, advisory, or administration fees; (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees.

During the third quarter ended September 30, 2024, management commenced a strategic review of the Company’s Real Estate Co-Investment and Fund Management Businesses (the “International Real Estate Businesses”). In addition to evaluating future strategic options for these businesses, management has reviewed how these business should be reported, including whether any changes were needed to the components of our operating segments. We concluded that the International Real Estate Businesses are no longer considered a core part of our forward-looking strategy. Consequently, during 2024 we combined the results of these businesses and presented them in a standalone operating segment, separately from our core businesses. Due to the change in the composition of our segments, prior period data has been recast for comparative purposes. On July 11, 2025, the Company’s board of directors approved a plan to conduct an orderly wind‑down of the International Real Estate Businesses. See Note 21 (Subsequent Events) for further information.
Wealth & Capital Solutions
Overview
Results generated by our Wealth & Capital Solutions segment primarily consist of wealth and investment management and advisory services, trust services, family office services, and the management fees, incentive fees, and distributions from investments received from our interests in internal and external managers of alternative investment strategies (or “Alternatives Platform”). The wealth management client base includes UHNW individuals, families, single-family offices, foundations, and endowments globally, while Alternatives Platform clients are typically institutional. Investment management or advisory fees, incentive fees, and distributions from investments are the primary sources of revenue in our Wealth & Capital Solutions segment. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. As of June 30, 2025 and December 31, 2024, this segment had $87.8 billion and $67.3 billion, respectively, in AUA.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
We provide clients with performance reports, detailing the clients’ portfolio performance and comparing such performance to relevant benchmarks or indices. The reporting can also include information encompassing assets that are not in the portfolio managed by AlTi to provide clients a consolidated view of all their assets. We are also able to report on impact performance for those clients interested in tracking impact specific metrics, in addition to their financial performance.
Trust Services
The trust services that we provide within our U.S. wealth service offering aim to ensure our clients’ wealth is preserved, protected, and distributed as intended. As of June 30, 2025, these services are primarily provided from Delaware, which is one of the most well-developed trust legal regimes in the United States. Our trust services include creating or modifying trust instruments and acting as fiduciary in a full, directed or executor capacity.
Family Office Services
Our family office services are tailored outsourced family office solutions and administrative services which we provide primarily to our larger clients. Our family office services cover:

•bookkeeping and back office services;
•private foundation management and grant making;
•oversight of trust administration;
•financial tracking and reporting;
•cash flow management & bill pay; and
•other financial services.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We also offer clients estate and wealth planning, family governance and education, and philanthropic and strategic services.
For part of 2024, the Company also had a European trust and private office services business which was deemed non-strategic to the business and was sold on May 8, 2024. See Note 3 (Business Combinations and Divestitures).
Alternatives Platform

Our alternatives platform assists money managers in building their fund management businesses. We have one internally managed fund and stakes in three externally-managed funds. Our internally-managed fund, TIG Arbitrage strategy (“TIG Arbitrage”), is an event-driven fund which has $1.8 billion of AUM as of June 30, 2025. It is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor. In addition, we have made strategic investments with External Strategic Managers, who manage approximately $5.2 billion of AUM in the aggregate as of June 30, 2025. The strategies of these External Strategic Managers include real estate bridge lending, European long short equities, and Asian credit and special situations. The External Strategic Managers each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base. As a growth-oriented partner, we work with our fund managers on marketing, business development, and strategy.
In 2024, our services also included back and middle office solutions for the funds. These services were spun out on November 15, 2024, under the name Altaira Strategic Partners which continues to provide services to the TIG Arbitrage strategy, in addition to other funds.
International Real Estate
Overview
Our International Real Estate segment includes our Real Estate Co-Investment and Real Estate Fund Management businesses. As of June 30, 2025, our AUM/AUA in this segment was $9.4 billion.
Consistent with management’s overall view of the core business, and following a strategic review conducted in the third quarter of 2024, it was determined that the businesses reflected in the International Real Estate segment are not additive to our long-term strategy. On July 11, 2025, the Company’s board of directors approved a plan to conduct an orderly wind‑down of the International Real Estate Businesses. See Note 21 (Subsequent Events) for further information.
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
Home Long Income Fund
Home Long Income Fund is an English open-ended investment company launched in October 2018. Its investment objective is to deliver secure inflation-protected income and capital growth by investing in a portfolio of UK homeless shelters. HLIF is advised by SHIA and AFM UK acts as its alternative investment fund manager. Both SHIA and AFM UK are wholly owned subsidiaries of the Company. As of June 30, 2025,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

HLIF had assets under management of approximately $0.3 billion. We are in discussions with a third-party manager to take over the management of HLIF and AFM UK’s and SHIA’s services to HLIF will terminate if the transition completes.
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

This change in accounting policy was applied retrospectively for the year-ended December 31, 2024. As a result of the accounting change, the Company adjusted Net income (loss) and Additional paid-in capital to reverse previously recorded mark-to-market fair value changes of the liability-classified warrants recorded as of the three and six months ended June 30, 2024 of $0.4 million and $0.1 million, respectively. As of June 30, 2025, the Allianz and Constellation Warrants of $9.6 million are recognized

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

as a component of equity within Additional paid-in capital on the Condensed Consolidated Statement of Financial Position.

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

As of June 30, 2025 and December 31, 2024, restricted cash and cash equivalents amounted to $7.0 million and $9.9 million, respectively, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statement of Financial Position as of such dates. These amounts represent the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(o)Intangible Assets Other Than Goodwill, Net
The Company recognized certain finite-lived intangible assets as a result of the Business Combination. The Company’s finite-lived intangible assets consist of Customer Relationships, Trade Names, Investment Management Agreements, Licenses, Internally Developed Software and Backlog. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In connection with the LXi disposal, the Company determined the contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of June 30, 2025. The Contingent consideration receivable will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.
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

(ae)Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance on January 1, 2025. The adoption of this guidance did not have a material effect on its condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards. The amendments in this update improve US GAAP by adding an illustrative example that demonstrates how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in paragraph 718-10-15-3 improve their overall clarity and operability without changing the guidance. The amendments are effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. The Company adopted this guidance on January 1, 2025. The adoption of this guidance did not have a material effect on its condensed consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update clarify the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this update aim to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The EEA Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired from East End Advisors, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the EEA Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values at the EEA Acquisition Date as required under ASC 805.

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

The Company incurred $1.3 million of direct acquisition-related expenses, which were recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations during the year ended December 31, 2024.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The estimated deferred consideration of $3.0 million was paid in cash and equity during the first quarter ended March 31, 2025. An additional amount of $1.0 million was paid fully in cash rather than in equity to PW employees upon meeting certain performance milestones. This additional amount was determined to be compensation rather than consideration transferred.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Acquisition of Kontora Family Office GmbH

On April 30, 2025 (the “Kontora Acquisition Date”), the Company acquired all of the outstanding ownership interests of Kontora Family Office GmbH (“Kontora”) (the “Kontora Acquisition”).

The Kontora Acquisition met the requirements to be considered a business combination under ASC 805. The assets acquired and liabilities assumed from Kontora reflect the fair market values, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included and are included in the Company’s Condensed Consolidated Statement of Financial Position and the Company’s Condensed Consolidated Statement of Operations, respectively, as of the Kontora Acquisition Date.

The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. The contingent consideration was measured at fair value at the Kontora Acquisition Date and recorded within the Earn-out liabilities, at fair value line item in the Condensed Consolidated Statement of Financial Position. In addition to the contingent consideration, the Company may be required to make additional compensatory payments comprised of a combination of cash and equity at the Company’s option based on Kontora’s adjusted EBITDA (see Note 5 Equity-Based Compensation).

(Dollars in Thousands)	Amount
Initial purchase price	$8,750
Settlement of debt	1,213
Contingent consideration	5,743
Total purchase consideration transferred	$15,706

The Company incurred $1.6 million of direct acquisition-related expenses, which were recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations as of the second quarter ended June 30, 2025.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Kontora Acquisition:

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)	Kontora Acquisition Date Fair Value
Cash and cash equivalents	$3,440
Fees receivable	2,702
Equity method investments	28
Intangible assets	14,815
Goodwill	542
Operating lease right-of-use assets	1,952
Deferred tax assets, net	1,451
Other assets, net	2,302
Total Assets Acquired	$27,232
Accounts payable and accrued expenses	526
Accrued compensation and profit sharing	218
Debt, net of unamortized deferred financing cost	732
Operating lease liability	1,952
Deferred tax liability	5,041
Other liabilities, net	3,057
Total Liabilities Assumed	$11,526
Total Assets Acquired and Liabilities Assumed	$15,706

Fair Value of Net Assets Acquired and Intangibles

With the exception of operating right-of-use assets and operating lease liabilities accounted for under ASC 842, Leases, in accordance with ASC 805, the assets and liabilities were recorded at their respective fair values as of April 30, 2025. The Company developed the fair value of intangible assets, which includes trade names, customer relationships, and licenses granted by the German Federal Financial Supervisory Authority. Various techniques were applied to derive the fair values of the intangible assets including, but not limited to, relief from royalty method, excess earnings method, replacement cost method, and a discounted cash flow approach.

For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Kontora Acquisition, which does not qualify as a separately recognized intangible asset. The total amount of goodwill arising in the transaction was allocated to the Company’s Wealth & Capital Solutions segment.

Below is a summary of the intangible assets acquired in the Kontora Acquisition:

(Dollars in Thousands)	Kontora Acquisition Date Fair Value	Estimated Life (Years)
Brand	$187	3
License	4,574	15
Customer relationships	9,994	15
Software	60	3
Total Intangible Assets	$14,815

The results of operations for Kontora have been included in the Company’s condensed consolidated financial statements as of the Kontora Acquisition Date.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for Envoi, EEA, PW, and Kontora for the three and six months ended June 30, 2024. The unaudited supplemental pro forma financial information gives effect to the acquisitions as if they had occurred on January 1, 2024. The unaudited pro forma financial information for Envoi, EEA, and PW have been excluded for the three and six months ended June 30, 2025 and as of April 30, 2025 for Kontora since their results of operations are included in our unaudited condensed consolidated statement of operations for that period.
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the Envoi, EEA, PW, and Kontora acquisitions had taken place on January 1, 2024, nor is it indicative of future results.

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total revenue	$54,644	$59,596	$117,045	$120,864
Net income (loss)	$(24,208)	$(2,483)	$(22,708)	$29,426
Disposal of LRA

On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric for fixed consideration of approximately $33.1 million and up to an estimated $5.1 million of contingent consideration based on the exchange rate as of the balance sheet date, as applicable. This contingent consideration is payable in installments on each of the first four anniversaries of the sale of LRA. The contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of June 30, 2025. This contingent consideration will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

The disposal was completed on March 6, 2024. For the six months ended June 30, 2024, there was no gain on disposal recognized in the line item Gain (loss) on investments in the Condensed Consolidated Statement of Operations.

Disposal of FOS

On May 8, 2024, the Company sold FOS, the European-based trust and private office service which was part of the Company’s Wealth & Capital Solutions segment, for a cash consideration of approximately $20.1 million. Subsequently, an adjustment to the cash consideration of $(0.6) million was made, resulting in a final cash consideration of approximately $19.5 million.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Management/advisory fees	$49,989	$47,029	$95,639	$93,253
Incentive fees	454	53	550	216
Distributions from investments	2,664	2,240	14,874	6,410
Other fees/income	20	131	27	386
Total Income	$53,127	$49,453	$111,090	$100,265

(Dollars in Thousands)	As of June 30, 2025	As of December 31, 2024
Management/advisory fees receivable
Beginning balance	$32,194	$29,539
Ending balance (1)	37,995	32,194

Incentive fees receivable
Beginning balance	$1,324	$40,356
Ending balance (2)	557	1,324

Other fees/income receivable
Beginning balance	$98	$526
Ending balance	109	98

Deferred management/advisory fees
Beginning balance	$(1)	$(66)
Ending balance	(217)	(1)

Deferred other fees/income
Beginning balance	$—	$—
Ending balance	—	—
(1) As of June 30, 2025 and December 31, 2024, this amount includes $0.7 million and $0.7 million, respectively, in Management/advisory fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.
(2) As of June 30, 2025 and December 31, 2024, this amount includes $0.1 million and $0.2 million, respectively, in Incentive fees receivable due from related parties. See Note 16 (Related Party Transactions) for further details.

(5)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the board of directors under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 20,798,132, of which 5,880,460 remain available as of June 30, 2025. To the extent that an award expires or is canceled,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.

The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of June 30, 2025, the Company has an unrecognized equity-based compensation expense of $35.5 million, which is expected to be recognized over a weighted average period of 1.99 years.

The following table summarizes the equity-based compensation award activity for the six months ended June 30, 2025, and June 30, 2024:

	June 30, 2025		June 30, 2024
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	6,216,514	$4.86	4,797,464	$4.64
Restricted common stock granted	7,696,291	3.82	4,078,237	5.20
Restricted common stock forfeited	(125,000)	6.02	(356,918)	4.45
Restricted common stock vested	(2,231,567)	4.60	(1,823,811)	4.99
Restricted common stock awards outstanding at end of period	11,556,238	$4.21	6,694,972	$4.90

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations, during the three and six months ended June 30, 2025, and June 30, 2024:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
RSUs	$5,736	$2,136	$9,117	$5,093
PRSUs	474	466	1,869	466
Acquisition-related	2,814	1,079	4,332	3,045
TIH SPA	—	—	—	—
Revenue share	(65)	152	206	364
Deferred compensation	219	1,156	1,089	2,375
Accrued compensation	26	—	26	—
Total	$9,204	$4,989	$16,640	$11,343

RSUs
On May 31, 2023, the Company granted 4,697,317 RSUs to its employees, which vest over a three-year period and had a fair value of $4.35 per share. On June 5, 2024, the Company granted 2,219,661 RSUs to its employees, which vest over a three-year period and had a fair value of $4.78 per share. On February 27, 2025 and May 14, 2025, the Company granted 2,772,576 and 99,245, respectively, of RSUs to its employees, which vest over a three-year period and had a fair value of $3.45 and $3.32, respectively, per share. These grants resulted in compensation expense of $3.7 million and $1.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $6.6 million and $3.4 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Since the initial grant date of these awards, 916,405 shares have been forfeited.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 23, 2023, in connection with the Business Combination, the Company granted 65,554 RSUs to its board of directors, which vested over an approximate nine-month period and had a fair value of $12.56 per share. On March 1, 2024, the Company granted 138,564 RSUs to its board of directors, which vest over a four-month period and had a fair value of $5.87 per share. On June 27, 2024, the Company granted 123,732 RSUs to its board of directors, which vest over a twelve-month period and had a grant date fair value of $4.91 per share. On August 2, 2024, the Company granted 45,549 RSUs to its board of directors, which vest over an eleven-month period and had a grant date fair value of $4.38 per share. On June 23, 2025, the Company granted 231,889 RSUs to its board of directors, which vest over a twelve-month period and had a grant date fair value of $4.07 per share. These grants resulted in compensation expense of $0.2 million and $0.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.4 million and $0.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
On various dates throughout 2023, the Company granted 111,148 and 118,987 RSUs to employees, representative of buy-out equity awards as restricted units, vesting generally over a one to three year period, with a fair value of $7.66 and $8.72, respectively, per share. On February 6, 2024, the Company granted 29,154 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a two year period, with a fair value of $5.36 per share. On December 23, 2024, the Company granted 57,458 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a three year period, with a fair value of $4.14 per share. On April 15, 2025, the Company granted 81,266 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a three-year period, with a fair value of $3.31 per share. The Company recognized compensation expense of $0.4 million and $0.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively, related to these buy-out equity awards. Since the initial grant date of these awards, 39,662 shares have been forfeited.

During the six months ended June 30, 2025, the Company reclassed certain liability classified retention awards to be equity classified. The Company recognized compensation expense of $1.4 million for both the three and six months ended June 30, 2025 related to these retention awards.

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

On June 5, 2024, the Company granted 1,567,125 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $5.76 per share using the following model inputs and assumptions: i) ending average stock price of $4.78, ii) volatility rate of 62.1%, iii) risk free rate of 4.5% and iv) expected term of 2.88 years. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. On May 22, 2025, the Company granted 263,564 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $2.82 per share using the following model inputs and assumptions: i) ending average stock price of $3.19, ii) volatility rate of 60.7%, iii) risk free rate of 4.0% and iv) expected term of 2.86 years. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition.These grants resulted in compensation expense of $0.5 million and $0.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $1.9 million and $0.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Since the initial grant date of these awards, 289,942 shares have been forfeited.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Acquisition-Related Equity-Based Compensation Awards

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024, and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of ten business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million, respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The number of shares awarded will be calculated based on the twenty day average volume weighted average price of the Company’s Class A Common Stock preceding the first and second payment dates. The Company recognized an expense for the earn-ins of $25.6 thousand and $0.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.9 million and $2.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same pattern as the above-described amendment for the compensatory earn-ins. On April 1, 2025, the final contingent consideration payment was made, extinguishing the liability balance as of June 30, 2025. As of December 31, 2024, this contingent consideration is recorded as a liability of $0.9 million in the Earn-in consideration payable line of the Condensed Consolidated Statement of Financial Condition.

In connection with the Company’s acquisition of East End Advisors (see Note 3 Business Combinations and Divestitures), certain employees of East End Advisors are entitled to receive a portion of the contingent consideration comprised of a combination of additional cash and shares of the Company (the “EEA Equity Awards”) based on the future EBITDA performance targets between the closing date of April 3, 2024 and the fifth anniversary of the closing date. The portion of the EEA Equity Awards to be issued in shares was measured at fair value as of the closing date. The Company recognized compensation expense for the estimated shares in relation to the accrual of the EEA Equity Awards of $0.6 million and $0.3 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $1.2 million and $0.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

In connection with the Company’s acquisition of Envoi (see Note 3 Business Combinations and Divestitures), certain employees of Envoi are entitled to receive a portion of the earn-out growth consideration liability comprised of a combination of cash and additional shares of the Company (the “Envoi Equity Awards”). Compensation expense related to the Envoi Equity Awards is determined in accordance with revenue based formulas provided for in the asset purchase agreement and are payable to eligible employees in 2028. The Company recognized compensation expense in relation to the accrual of the Envoi Equity Awards of $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively.

In connection with the Company’s acquisition of PW (see Note 3 Business Combinations and Divestitures), certain employees of PW were entitled to receive additional shares of the Company (the “PW Earn-Ins”). The PW Earn-Ins were payable in equity upon the achievement of certain integration milestones and were due for payment no later than March 1, 2025. The estimated deferred consideration was paid in cash and equity during

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the first quarter ended March 31, 2025. The Company recognized compensation expense in relation to the accrual of the PW Earn-Ins of $0.2 million for both the three and six months ended June 30, 2024.

In connection with the Company’s acquisition of Kontora (see Note 3 Business Combinations and Divestitures), the Company may be required to make additional compensatory payments comprised of a combination of cash and equity at the Company’s option based on Kontora’s adjusted EBITDA (the “Kontora Earn-Ins”). The Company recognized compensation expense in relation to the accrual of the Kontora Earn-Ins of $2.1 million for both the three and six months ended June 30, 2025.

Revenue Share

During the three months ended June 30, 2025 and June 30, 2024, the Company accrued $(0.1) million and $0.2 million, respectively, and during the six months ended June 30, 2025 and June 30, 2024, the Company accrued $0.2 million and $0.4 million, respectively, in compensation expense related to various revenue share arrangements to its employees, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.

Deferred Compensation Liability

In connection with the acquisition of all of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Singapore) Pte Limited (“ALWP”) pursuant to the terms of the share purchase agreement between the Company and ALWP on April 6, 2023, the Company accrued, during the three months ended June 30, 2025 and June 30, 2024, $0.2 million and $1.2 million, respectively, and during the six months ended June 30, 2025 and June 30, 2024, $1.1 million and $2.4 million, respectively, in shares of Class A Common Stock which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had an effective tax rate of 13.6% and 7.8% for the three months ended June 30, 2025 and June 30, 2024, respectively, and 16.1% and (3.2)% for the six months ended June 30, 2025 and June 30, 2024, respectively. The effective tax rates were calculated using an Annual Effective Tax Rate approach. The book income related to fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The effective tax rates differed from the statutory rate primarily due to the impact of valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K. and in the Company’s investment in subsidiary, certain gains recognized on contingent liabilities for which no tax liability is recognized, and state and local taxes.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. As of June 30, 2025, the Company has recorded valuation allowances against its deferred tax assets generated by its subsidiaries in the U. K. and its investment in Umbrella. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

The Company is currently under examination by the New York City UBT for the years ended December 2020 and 2021. We do not believe that there is material exposure in connection with the examination. As of June 30, 2025, the Company has evaluated its tax filing positions and assessed no change to the reserve of $0.2 million unrecognized tax benefits.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary categorization of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments. Investments at fair value as of June 30, 2025, and December 31, 2024 are presented below:

	As of June 30, 2025
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$40	$—	$—	$40
Exchange-traded funds and BDC funds	32	—	—	32
Investments – External Strategic Managers	—	—	146,842	146,842
Investments – Affiliated Funds (1)	—	—	—	1,048
Contingent consideration receivable	—	—	2,293	2,293
Other	6	50	—	56
Total	$78	$50	$149,135	$150,311

Liabilities:
Preferred stock tranche liability	$—	$—	$2,150	$2,150
Earn-out liabilities	—	—	58,448	58,448
TRA liability (2)	—	—	9,822	9,822
Total	$—	$—	$70,420	$70,420
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
(2) The Company carries a portion of its TRA liability at fair value equal to the expected future payments under the TRA.

	As of December 31, 2024
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$105	$—	$—	$105
Exchange-traded funds and BDC funds	118	—	—	118
Investments – External Strategic Managers	—	—	147,568	147,568
Investments – Affiliated Funds (1)	—	—	—	883
Contingent consideration receivable	—	—	1,389	1,389
Total	$223	$—	$148,957	$150,063

Liabilities:
Preferred stock tranche liability	$—	$—	$3,940	$3,940
Earn-out liabilities	—	—	64,639	64,639
TRA liability (2)	—	—	9,378	9,378
Earn-in consideration payable	932	—	—	932
Total	$932	$—	$77,957	$78,889

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
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other losses in the Condensed Consolidated Statement of Operations. During the year ended December 31, 2024, there was one transfer from Level 3 to Level 1 of the AWMS earn-out liability. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of June 30, 2025 and December 31, 2024:

	Level 3 Liabilities as of June 30, 2025
(Dollars in Thousands)	TRA liability	Earn-out liability	EEA earn-out liability	Envoi earn-out consideration liability	Envoi earn-out growth consideration liability	Kontora earn-out liability	Preferred stock tranche liability	Total
Beginning balance	$9,378	$23,848	$29,871	$9,600	$1,320	—	$3,940	$77,957
Issuances	—	—	—	—	—	5,743	—	5,743
Settlements	—	—	(7,387)	—	—	—	—	(7,387)
Net (gains) losses	444	(6,137)	1,095	150	(140)	485	(1,790)	(5,893)
Transfers out of Level 3	$—	$—	—	—	—	—	$—	$—
Ending balance	$9,822	$17,711	$23,579	$9,750	$1,180	6,228	$2,150	$70,420

	Level 3 Liabilities as of December 31, 2024
(Dollars in Thousands)	TRA liability	Earn-out liability	AWMS earn-out liability	EEA earn-out liability	Envoi earn-out consideration liability	Envoi earn-out growth consideration liability	Preferred stock tranche liability	Total
Beginning balance	$13,233	$62,380	$1,064	$—	$—	$—	$—	$76,677
Issuances	—	—	—	23,308	7,980	1,020	4,540	36,848
Settlements	—	—	—	—	—	—	—	—
Net (gains) losses	(3,855)	(38,532)	39	6,563	1,620	300	(600)	(34,465)
Transfers out of Level 3	$—	$—	(1,103)	—	—	—	—	(1,103)
Ending balance	$9,378	$23,848	$—	$29,871	$9,600	$1,320	$3,940	$77,957

	Level 3 Assets as of June 30, 2025
(Dollars in Thousands)	Investments – External Strategic Managers	Contingent Consideration Receivable	Total
Beginning balance	$147,568	$1,389	$148,957
Realized and Unrealized Gains (Losses)	(726)	904	178
Ending balance	$146,842	$2,293	$149,135

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Level 3 Assets as of December 31, 2024
(Dollars in Thousands)	Investments – External Strategic Managers	Contingent Consideration Receivable	Total
Beginning balance	$164,077	$—	$164,077
Realized and Unrealized Gains (Losses)	(16,509)	(546)	(17,055)
Purchases	—	1,935	1,935
Ending balance	$147,568	$1,389	$148,957

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of June 30, 2025

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$146,842	Discounted Cash Flow	Discount rate	17.5% -26.0%	Lower
			Long-term growth rate	4.0%	Higher
Contingent consideration receivable	$2,293	Monte Carlo	Risk-free rate	3.8%	Higher
			Volatility	27.0%	Lower
			Credit spread	1.2%	Lower
Level 3 Liabilities:
TRA liability	$9,822	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.8% - 11.9%	Lower
			Equity risk premium	5.8% - 13.1%	Lower
Business Combination earn-out liability	$17,711	Monte Carlo	Volatility	70.0%	Higher
			Risk-free rate	3.7%	Higher
EEA earn-out liability	$23,579	Discounted Cash Flow	EBITDA Discount Rate	14.9%	Lower
			Risk-free rate	3.7%	Lower
			Credit spread	9.3%	Lower
Envoi earn-out consideration liability	$9,750	Discounted Cash Flow	Revenue risk-adjusted discount rate	11.5%	Lower
			Risk-free rate	3.7%	Lower
			Credit spread	9.1%	Lower
Envoi earn-out growth consideration liability	$1,180	Monte Carlo	Metric volatility	31.0%	Lower
			Risk-free rate	3.7%	Lower
			Revenue discount rate	11.5%	Lower
			Credit Risk Adjusted Discount Rate	12.7%	Lower
Kontora earn-out liability	$6,228	Discounted Cash Flow	Discount rate	12.0%	Lower
Preferred stock tranche liability	$2,150	Binomial lattice model	Volatility	47.5%	Lower
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.8%	Lower
			Credit spread	9.3%	Lower

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2024

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$147,568	Discounted Cash Flow	Discount rate	18.0% -33%	Lower
			Long-term growth rate	4.0%	Higher
Contingent consideration receivable	$1,389	Monte Carlo	Risk-free rate	4.2%	Higher
			Volatility	26.5%	Lower
			Credit spread	0.8%	Lower
Level 3 Liabilities:
TRA liability	$9,822	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.2% - 10.9%	Lower
			Equity risk premium	6.1% - 13.2%	Lower
Business Combination earn-out liability	$23,848	Monte Carlo	Volatility	70.0%	Higher
			Risk-free rate	4.3%	Higher
EEA earn-out liability	$29,871	Discounted Cash Flow	EBITDA Discount Rate	16.3%	Lower
			Risk-free rate	4.3%	Lower
			Credit spread	7.9%	Lower
Envoi earn-out consideration liability	$9,600	Discounted Cash Flow	Growth rate	10.9%	Higher
			Revenue risk-adjusted discount rate	12.5%	Lower
			Risk-free rate	4.2%	Lower
			Credit spread	7.7%	Lower
Envoi earn-out growth consideration liability	$1,320	Monte Carlo	Metric volatility	33.0%	Lower
			Risk-free rate	4.3%	Lower
			Revenue discount rate	12.5%	Lower
			Credit Risk Adjusted Discount Rate	11.9%	Lower
Preferred stock tranche liability	$3,940	Binomial lattice model	Volatility	50.0%	Higher
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.8%	Lower
			Credit spread	7.9%	Lower

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Equity Method Investments
As of June 30, 2025 and December 31, 2024, the Company had $5.5 million and $27.5 million, respectively, of equity method investments recorded within equity method investments on the Condensed Consolidated Statement of Financial Position and Condensed Consolidated Statement of Financial Position, respectively. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the three months ended June 30, 2025 and June 30, 2024, the Company recognized $0.0 million and $4.0 million, respectively, and for the six months ended June 30, 2025 and June 30, 2024, the Company recognized $1.7 million and $4.0 million, respectively, of impairment on its equity method investments within gain (loss) on investments in the Condensed Consolidated Statement of Operations. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. The Company assesses indicators of impairment every quarter utilizing a number of factors, including market conditions. For the three months ended June 30, 2025 and June 30, 2024, the Company recognized $239.6 thousand and $28.2 thousand, respectively, and for the six months ended June 30, 2025 and June 30, 2024, the Company recognized $447.1 thousand and $68.3 thousand, respectively, of impairment to these assets.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Cost and Fair Value of Investments as of June 30, 2025 and December 31, 2024 are presented below:

	As of June 30, 2025		As of December 31, 2024
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$37	$40	$122	$105
Exchange-traded funds and BDC funds	17	32	101	112
TIG Arbitrage Associates Master Fund	482	539	482	515
TIG Arbitrage Enhanced Master Fund	179	363	179	229
Arkkan Opportunities Feeder Fund	111	145	111	139
Arkkan Capital Management Limited	20,062	20,028	20,062	21,181
Zebedee Asset Management	68,913	79,402	68,913	80,127
Romspen Investment Corporation	72,523	47,413	72,523	46,260
Other	56	56	6	6
Total Investments at fair value	$162,380	$148,018	$162,499	$148,674

Equity method investments:
Real estate equity method investments	$4,901	$4,901	$5,863	$5,863
Wealth management - investment advisory	$135	$135	$20,404	$20,404
Carried interest vehicles	$435	$435	$1,250	$1,250
Total Equity method investments	5,471	5,471	27,517	27,517

Total	$167,851	$153,489	$190,016	$176,191
The Company’s Investments at fair value include unrealized gains (losses) and realized gains (losses) in the Condensed Consolidated Statement of Financial Position.
The breakdown of unrealized gains (losses) and realized gains (losses) on Investments at fair value for the relevant periods are as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gains (Losses) on Investments at fair value:
Realized gains (losses)	$1	$4	$(20)	$7
Unrealized gains (losses)	3,120	1,734	(544)	(2,923)
Total gains (losses) on Investments at fair value	$3,121	$1,738	$(564)	$(2,916)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of June 30, 2025
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment/Disposals	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	22.0	$291,590	$—	$(25,960)	$265,630
Investment management agreements	0.0	247	—	(247)	—
Trade names	9.2	12,282	—	(3,173)	9,109
License	15.0	4,756		(49)	4,707
Acquired internally developed software	5.0	1,300	(600)	(475)	225
Other intangible asset	1.3	681	—	(630)	51
Total amortized intangible assets		310,856	(600)	(30,534)	279,722
Non-amortized intangible assets (1)
Other intangible asset		4	—	—	4
Investment management agreements		201,000	—	—	201,000
Total non-amortized intangible assets		201,004	—	—	201,004

Total intangible assets		$511,860	$(600)	$(30,534)	$480,726

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products and other intangible assets related to domain names and other software, for which there is no contractual termination date.

(2) As of June 30, 2025, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $14.8 million related to the Kontora Acquisition, as well as foreign currency translation differences of $4.7 million.

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

(3) During the third quarter ended September 30, 2024, the Company commenced a strategic review of its International Real Estate Businesses and conducted a realignment of its operating segments. Prior to the realignment, the Company conducted a goodwill impairment test to determine whether the fair value of its reporting units declined to an amount lower than the carrying value of goodwill. As part of the test, we utilized the discounted cash flow method and determined the fair value of TIG’s Investment Management Agreement (the “IMA”) had declined. As such, the Company recognized intangible asset impairment charges of $44.9 million related to the IMA, which is classified as an indefinite-lived intangible asset and part of the Wealth & Capital Solutions segment. Drivers of the impairment for the IMA primarily include the financial projections and discount rate associated with the instrument. See Note 13 (Goodwill, net) for further details around the related impairment to goodwill as a result of our strategic realignment.
Amortization expense of approximately $4.0 million and $3.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $7.8 million and $5.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively, was recognized.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of June 30, 2025
2025	$8,107
2026	16,183
2027	16,167
2028	16,124
2029 and beyond	223,141
Total	$279,722

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of June 30, 2025	As of December 31, 2024
Fixed assets, net:
Leasehold improvements	$18,418	$17,736
Office equipment and furniture	5,978	3,329
Foreign currency translation difference	107	168
Accumulated depreciation and amortization	(6,030)	(5,092)
Fixed assets, net	18,473	16,141
Lease incentive receivables	—	5,522
Accrued income	17,696	16,011
Prepaid expenses	10,837	9,116
Sundry receivables	5,181	6,744
Other receivables	5,423	5,321
Other assets	1,237	942
Other assets, net (1)	$58,847	$59,797

(1) As of June 30, 2025 and December 31, 2024, these amounts include $3.0 million and $3.5 million, respectively, in receivables due from related parties. See Note 16 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of June 30, 2025	As of December 31, 2024
PW deferred consideration	$—	$3,339
Payroll taxes	1,779	—
Payroll	881	—
Corporation tax payable	2,640	2,342
Sundry	3,902	3,556
Other (1)	5,454	1,563
Accrued legal	316	5,125
Other Liabilities, net (2)	$14,972	$15,925
(1) The other category is comprised primarily of miscellaneous payables and provisions.
(2) As of June 30, 2025 and December 31, 2024, these amounts include $3.5 million and $3.6 million, respectively, in liabilities due to related parties.
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
The components of lease costs are as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease expense	$2,954	$2,675	$6,166	$5,543
Variable lease expense	669	607	1,289	1,162
Short-term lease expense	78	53	123	126
Total lease expense	$3,701	$3,335	$7,578	$6,831
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2024
Operating cash flow information:
Operating cash flow from operating leases	$4,214	$3,327
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,755	$4,103
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease term	11.33	11.46
Weighted-average discount rate	6.27%	5.99%
Future minimum lease payments for the Company’s operating leases as of June 30, 2025, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2025	$5,547
2026	9,142
2027	8,442
2028	7,868
2029	6,944
2030 and beyond	54,946
Total lease payments	92,889
Less: Imputed interest	28,551
Present value of lease liabilities	$64,338

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(13) Goodwill, net
The following tables provide a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position and Condensed Consolidated Statement of Financial Position as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Total
Beginning Balance
Gross goodwill	$377,842	$—	$377,842
Net goodwill:	$377,842	$—	$377,842

Goodwill acquired during the period	$542	$—	$542
Currency translation and other adjustments	$8,494	$—	$8,494
	$9,036	$—	$9,036
Ending Balance
Gross goodwill	$386,878	$—	$386,878
Net goodwill	$386,878	$—	$386,878

	As of December 31, 2024
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Total
Beginning Balance
Gross goodwill	$321,154	$90,480	$411,634
Net goodwill:	$321,154	$90,480	$411,634

Goodwill acquired during the period	$44,065	$—	$44,065
Impairment charges	(29,367)	(40,357)	(69,724)
Resegmentation of U.S. Asset Management (1)	40,625	(40,625)	—
Measurement period adjustments	3,600	—	3,600
Currency translation and other adjustments	(2,235)	(9,498)	(11,733)
	$56,688	$(90,480)	$(33,792)
Ending Balance			$—
Gross goodwill	$377,842	$—	$377,842
Net goodwill	$377,842	$—	$377,842
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(14) Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)	Debt Outstanding	Net Carrying Value(1)	Fair Value (2)
Kontora Credit Facility
Term Loan	$673	$673	$673	—	—	—
Total Debt	$673	$673	$673	$—	$—	$—
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loan approximates carrying value as of June 30, 2025.

Kontora Credit Facility

On April 30, 2025 the Company acquired Kontora. See Note 3 (Business Combinations and Divestitures). At the acquisition date, Kontora had a term loan with HypoVereinsbank with an outstanding principal amount of $0.7 million. The term loan is repayable in fixed quarterly installments of $0.1 million plus interest, with the final payment due on June 30, 2027. The term loan bears interest at 6.7% per annum which is payable quarterly. Throughout the period of the loan Kontora Family Office GmbH, as a standalone entity, is required to maintain economic equity of the higher of $1.8 million or 30% of the total assets of this standalone entity.
Contractual maturities of the term loan as of June 30, 2025, are set out in the table below:

(Dollars in Thousands)	Aggregate Maturities
2025	$168
2026	$337
2027	$168
2028	$—
2029	$—
Total	$673
Allianz Tranche Right

The Company issued the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. See Note 1 (Description of the Business) for details. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

18,471 shares of Series A Preferred Stock at the stated price for $18.5 million. As of June 30, 2025 and December 31, 2024, the Allianz Tranche Right of $2.2 million and $3.9 million, respectively, is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statement of Financial Position. For the three and six months ended June 30, 2025, the change in fair value of the Allianz Tranche Right is $(0.8) million and $1.8 million, respectively, which is recorded in the line item Gain (loss) on preferred stock liability in the Condensed Consolidated Statement of Operations.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Plan Contributions	$1,038	$717	$2,019	$1,732
As of June 30, 2025, $1.0 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(16) Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Condensed Consolidated Balance Sheet Line Item	As of June 30, 2025	As of December 31, 2024
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$329	$435
Due from Equity Method Investees	Other assets	$2,649	$3,089
Due from Alvarium related fee arrangements	Fees receivable, net	$30	$116
Due from TIG related fee arrangements	Fees receivable, net	$737	$804

Related Party Investments
Equity method investment with Allianz	Equity method investments	$—	$20,300

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members	Accrued member distribution payable	$(3,260)	$(3,355)
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(30,382)	$(28,765)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liabilities, at fair value	$(17,711)	$(23,848)
Due to Equity Method Investees	Other liabilities	$(245)	$(223)
EEA earn-out liability	Earn-out liabilities, at fair value	$(23,579)	$(29,871)
PW deferred consideration	Other liabilities	$—	$(3,339)
Envoi earn-out consideration liability	Earn-out liabilities, at fair value	$(9,750)	$(9,600)
Envoi earn-out growth consideration liability	Earn-out liabilities, at fair value	$(1,180)	$(1,320)
Kontora earn-out liability	Earn-out liabilities, at fair value	$(6,228)	$—
Preferred stock tranche liability	Preferred stock tranche liability	$(2,150)	$(3,940)

Mezzanine Equity
Series A Preferred Stock	Series A Redeemable Cumulative Convertible Preferred Stock	$164,914	$142,858
Series C Preferred Stock	Series C Redeemable Cumulative Convertible Preferred Stock	$168,681	$160,808

Shareholders’ Equity
Delayed share purchase agreement	Additional paid-in capital	$—	$40
Allianz Warrants, net of issuance costs	Additional paid-in capital	$6,591	$6,591
Constellation Warrants, net of issuance costs	Additional paid-in capital	$3,003	$3,003

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For the three months ended June 30, 2025 and June 30, 2024, the Company recognized $56 thousand and $58 thousand, respectively, and for the six months ended June 30, 2025 and June 30, 2024, the Company recognized $112 thousand and $116 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Condensed Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial Condition. As of June 30, 2025 and December 31, 2024, the balances of loans to members was $0.3 million and $0.4 million, respectively.

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

The Company recognized Management/advisory fees, Compensation and employee benefits, Other income/fees and Interest income from its equity method investees on the Condensed Consolidated Statement of Operations, as summarized in the following table:

(Dollars in Thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Management/advisory fees	$—	$140	$—	$309
Other income/fees	$—	$(322)	$(8)	$(1,359)
Interest income	$—	$10	$1	$16

Due to Certain TIG GP Members and TIG MGMT Members

Certain TIG GP and TIG MGMT Members were issued a distribution from the legacy partnership businesses in connection with the Business Combination. This was treated as a partnership distribution and is presented as Accrued member distributions payable on the Condensed Consolidated Statement of Financial Condition. As of June 30, 2025 and December 31, 2024, the balance of Accrued member distributions payable was $3.3 million and $3.4 million, respectively.

Tax Receivable Agreements

On the Closing Date, the Company entered into the Tax Receivable Agreement. The TRA generally provides for certain payments and makes certain arrangements with respect to certain tax benefits to be derived by the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company and its subsidiaries as the result of the Business Combination and future exchanges by such TWMH Members, TIG GP Members and TIG MGMT Members of each of their Class B Unit of Umbrella paired with a share of Class B Common Stock (collectively, the “Paired Interests”) for Class A Common Stock in accordance with the Umbrella LLC Agreement and the making of payments under the TRA.

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

The TRA is recognized on the Condensed Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability as of June 30, 2025 and December 31, 2024 was $30.4 million and $28.8 million, respectively. As of June 30, 2025 and December 31, 2024, the Company carried $9.8 million and $9.4 million, respectively, of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA Exchange of $20.6 million and $19.4 million as of June 30, 2025 and December 31, 2024, respectively, is recorded at its carrying value. For the three months ended June 30, 2025 and June 30, 2024, the Company recognized a loss of $(0.7) million and a gain of $0.4 million, respectively, and for the six months ended June 30, 2025 and June 30, 2024, the Company recognized a loss of $(0.4) million and a gain of $6.3 million, respectively, which is recorded in Gain (loss) on TRA in the Condensed Consolidated Statement of Operations.
As of June 30, 2025, holders of Class B Units have exchanged a total of 9,922,737 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.79 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions. For the six months ended June 30, 2025, the Company did not make any tax distributions to Class B Units holders.

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of June 30, 2025 and December 31, 2024, the fair value of the Business Combination Earn-out Liability was $17.7 million and $23.8 million, respectively, and is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value of $(5.4) million and $(1.2) million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $6.1 million and $38.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date (or EEA earn-out liability). During the quarter ended June 30, 2025, a cash payment of $7.4 million related to this contingent consideration was made. As of June 30, 2025 and December 31, 2024, the EEA earn-out liability of $23.6 million and $29.9 million, respectively, is reported in

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $(1.4) million and $(0.7) million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $(1.1) million and $(0.7) million for the six months ended June 30, 2025 and June 30, 2024, respectively, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Envoi Earn-out Liabilities

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of June 30, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $9.8 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.2 million and $1.3 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value for the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability of $0.4 million and $110.0 thousand, respectively, for the three months ended June 30, 2025, and $0.2 million and $140.0 thousand, respectively, for the six months ended June 30, 2025, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. As of June 30, 2025, the Kontora earn-out liability of $6.2 million is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position. The deferred consideration was paid during the first quarter ended March 31, 2025, in cash and equity totaling $3.0 million. For the six months ended June 30, 2025, the Company recognized the change in fair value for the deferred consideration liability of

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

$372.6 thousand, of which $390.7 thousand is recorded in Gain (loss) on earnout liabilities and $(18.1) thousand is recorded in Interest expense, both in the Condensed Consolidated Statement of Operations.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Condensed Consolidated Statement of Financial Condition as Fees Receivable, net. As of June 30, 2025 and December 31, 2024, fees due from Alvarium related fee arrangements were $30.0 thousand and $116.0 thousand, respectively. Additionally, as of June 30, 2025 and December 31, 2024, management and incentive fees receivable due from TIG related fee agreements were $0.7 million and $0.8 million, respectively.

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

Additionally, the Company’s board of directors established a Transaction Committee for purposes of reviewing and assessing all proposals, plans, or recommendations by the Company’s management with respect to potential or proposed merger, acquisition or investment (including minority investments and investments into any funds); (ii) material asset purchase (including the hiring of groups of key employees of target businesses in lieu of acquiring legal entities or property); (iii) divestiture or disposition of a material asset or a material portion of any business; and (iv) financing of any of the foregoing.

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

Based on Allianz’s rights under the Investor Rights Agreement, including to hold Board seats, the Company has concluded that Allianz represents a related party. As of both June 30, 2025 and December 31, 2024, the Allianz Warrants of $6.6 million are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.

On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at $1,000 per share. As of June 30, 2025 and December 31, 2024, the Allianz Tranche Right of $2.2 million and $3.9 million, respectively, is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statement of Financial Position. For the three and six months ended June 30, 2025, the change in fair value of the Allianz Tranche Right is $(0.8) million and $1.8 million, respectively, and is recorded in the line item Gain (loss) on preferred stock tranche liability in the Condensed Consolidated Statement of Operations.

On June 30, 2025, the Company’s board of directors declared dividends payable in kind to Allianz that were comprised of 50% shares of Series A Preferred Stock and 50% in shares of Class A Common Stock. The Series

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A Preferred Stock of 164,914, inclusive of dividends paid in kind, is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position and is presented net of issuance costs and inclusive of accrued dividends. An additional 1,523,289 shares of Class A Common Stock were issued to Allianz as part of the 50% dividends paid in kind. Refer to Note 1 (Description of the Business), Note 7 (Fair Value Disclosures), and Note 13 (Debt, net of unamortized deferred financing cost) for additional details around instruments related to the Allianz Transaction.

As of December 31, 2024, the Company entered into an equity method investment of $20.3 million with Allianz, which was recorded in the line item Equity method investments on the Company’s Condensed Consolidated Statement of Financial Position. The equity method investment was sold at cost along with an immaterial gain as of the first quarter ended March 31, 2025.

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

Dividends will be paid (at the option of the Company) as payment in kind increases in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of June 30, 2025, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

Additionally, the Company issued the Constellation Warrants to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. No Constellation Warrants were exercised during the six months ended June 30, 2025. As of both June 30, 2025 and December 31, 2024, the Constellation Warrants of $3.0 million, are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.
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

The Company maintains two operating segments: Wealth and Capital Solutions includes the results Wealth Management business, the internally managed event driven strategy, and our stakes in three externally managed alternative investment strategies. International Real Estate includes the businesses previously reported as Real Estate Co-investment and Real Estate Fund Management, as well as all current and former Alvarium International Asset Management businesses. A corporate reconciling column (“Corporate”) has been included to

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

provide a reconciliation between our total reportable segment activities and consolidated amounts. Corporate does not qualify to be reported as an operating segment.

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
See Note 1 (Description of the Business) and the tables below for more detail on unallocated items.
The following tables present the financial information for the Company’s segments for the periods indicated.

	For the Three Months Ended
(Dollars in Thousands)	June 30, 2025				June 30, 2024
Revenue by Segment	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Revenue:
Management/advisory fees	$49,238	$751	$—	$49,989	$46,249	$780	$—	$47,029
Incentive fees	454	—	—	454	53	—	—	53
Distributions from investments	2,664	—	—	2,664	2,240	—	—	2,240
Other income/fees	20	—	—	20	(141)	167	105	131
Total revenue	52,376	751	—	53,127	48,401	947	105	49,453

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2025				June 30, 2024
Revenue by Segment	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Revenue:
Management/advisory fees	$94,012	$1,627	$—	$95,639	$88,335	$4,918	$—	$93,253
Incentive fees	550	—	—	550	216	—	—	216
Distributions from investments	14,874	—	—	14,874	6,410	—	—	6,410
Other income/fees	26	1	—	27	45	236	105	386
Total revenue	109,462	1,628	—	111,090	95,006	5,154	105	100,265

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)
Assets by Segment	As of June 30, 2025	As of December 31, 2024
Wealth & Capital Solutions	1,136,015	1,160,272
International Real Estate	$13,353	$23,738
Corporate	93,403	71,823
Total Assets	$1,242,771	$1,255,833
(18) Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Three and Six Months Ended
	June 30, 2025		June 30, 2024
	Basic	Diluted	Basic	Diluted
Class A Common Stock	Included	Included	Included	Included
Class B Common Stock (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	—	—
Series C Preferred Stock (3)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Allianz Tranche Right (4)	Excluded	More dilutive of two-class method or if-converted method	—	—
Allianz Warrants(5)	Excluded	Treasury stock method	—	—
Constellation Warrants(5)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(6)	Excluded	Treasury stock method	Excluded	Excluded
PW Deferred Consideration Shares(7)	Included	Included	Included	Included
Acquisition-Related Awards(8)	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (9)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for instruments related to the Company’s Business Combination and Envoi earn-out liability includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into shares of Class A Common Stock as of the beginning of the period. For the six months ended June 30, 2025,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1,028,652 of Class B shares were converted into Class A Common Stock. For the six months ended June 30, 2024, no adjustments were made related to the Class B Common Stock.
(2) On July 31, 2024, the Company issued shares of Series A Preferred Stock and warrants for shares of Class A Common Stock. The Series A Preferred Stock is entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three and six months ended June 30, 2025, the shares of Series A Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(3) During the first quarter ended March 31, 2024, the Company issued shares of Series C Preferred Stock and warrants for shares of Class A Common Stock. The Series C Preferred Stock is entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three and six months ended June 30, 2025 and June 30, 2024, the shares of Series C Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(4) The Allianz Tranche Right was issued as part of the Allianz Transaction, which grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Stock at an aggregate purchase price of up to $50 million. Any additional shares of Series A Preferred Stock issued to Allianz will abide under the same conditions and terms as under the Investment as described in Note 1 (Description of the Business). The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in our diluted earnings per share if the right has been exercised within the reporting period. For the three and six months ended June 30, 2025, an additional 18,471 shares under the Allianz Tranche Right had been issued; however, these shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(5) As mentioned in footnotes 2 and 3 above, the Company issued shares of Series A and C Preferred Stock in addition to warrants for Class A Shares to Allianz and Constellation. The warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the warrants are classified as a component of equity and can be exercised in exchange for Class A Shares, application of the treasury stock method for calculation of diluted earnings per share is applied. For the three and six months ended June 30, 2025, the warrants were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(6) Earn-Out Shares are the portion of estimated contingent consideration related to our Business Combination, EEA earn-out liability, and Envoi growth-consideration liability that could be paid out in Class A Common Stock. Earn-Out Shares are excluded from the calculation of basic earnings per share if it’s determined that the contingency period has not been completed as of the current reporting period. As of June 30, 2025, 618,453 shares of Class A Common Stock were issued as part of the EEA earn-out liability and included in the Company’s basic earnings per share calculation.
The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. See Note 3 (Business Combinations and Divestitures) for additional information related to our Earn-Outs. For the three and six months ended June 30, 2025 and June 30, 2024, the Earn-Out Shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(7) PW Deferred Consideration Shares relate to the portion of deferred consideration payable in Class A Common Stock upon meeting certain revenue thresholds related to our PW acquisition. See Note 3 (Business Combinations and Divestitures) for additional information. During the first quarter ended March 31, 2025, the PW Deferred Consideration Shares were issued to the sellers and are included in the Company’s basic earnings per share. There are no further contingent shares outstanding related to the PW Deferred Consideration Shares. Refer to Note 3 (Business Combinations) for further details.
(8) Acquisition-Related Awards include the Holbein Earn-Ins, EEA Equity Awards, Envoi Equity Awards, and Kontora Earn-Ins. Certain compensatory awards related to the PW acquisition (the “PW Equity Awards”) were reclassified to be paid out fully in cash rather than equity as of June 30, 2025. As such, the PW Equity Awards are excluded from the Company’s earnings (loss) per share calculations.
For the three months and six ended June 30, 2025, 1,686,763 and 436,816 shares of Class A Common Stock were issued as part of the Holbein and EEA Earn-Ins, respectively, and included in the Company’s basic earnings per share for the reporting period. Service periods related to the Holbein Earn-Ins and EEA Equity Awards had not been completed as of the three and six months ended June 30, 2024 and therefore such shares were excluded from the calculation of basic earnings (loss) per share.
In calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the three and six months ended June 30, 2025 and June 30, 2024 for the Acquisition-Related Awards. For the three and six months ended June 30, 2025, the EEA Equity Awards and Envoi Equity Awards were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. Refer to Note 5 (Equity-Based Compensation) for additional details for the Acquisition-Related Awards.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) During the second quarter ended June 30, 2024 and June 30, 2025, the Company granted PRSUs to selected members of AlTi’s executive team. Vesting of the PRSUs is based on meeting certain market conditions and the requisite service period. Unvested PRSUs would be excluded from Basic EPS calculation, but once vested, they would be included in the Basic EPS calculation. The PRSUs would be included in the computation of diluted EPS using the treasury stock method. Assumed proceeds under the treasury stock method consist of unamortized compensation cost. If dilutive, the unvested restricted stock would be considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes. If anti-dilutive, it should be excluded from the diluted EPS computation. For the three and six months ended June 30, 2025, the PRSUs were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. See discussion of PRSUs in Note 5 (Equity-Based Compensation).
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

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands, except share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss) attributable to controlling interest - basic and diluted	$(32,660)	$(12,700)	$(36,412)	$11,031
Net income (loss) available to the Company - diluted	$(32,660)	$(12,700)	$(36,412)	$(208)
Weighted-average shares of Class A Common Stock outstanding - basic	99,915,503	71,738,190	97,413,553	69,228,309
Weighted-average shares of Class A Common Stock outstanding - diluted	99,915,503	71,738,190	97,413,553	119,355,038
Income (loss) per Class A Common Stock - basic	$(0.33)	$(0.18)	$(0.37)	$0.16
Income (loss) per Class A Common Stock - diluted	$(0.33)	$(0.18)	$(0.37)	$—
The following table presents securities that would have been considered in the calculation of diluted earnings per share if the company had reported net income attributable to common shareholders. As income attributable to common shareholders is in a net loss position, these securities were not evaluated for potential dilution:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Class B Common Stock and Class B Units	47,475,580	—	48,270,404	—
Allianz and Constellation Warrants	7,000,000	2,000,000	7,000,000	2,000,000
Preferred Stock	38,344,289	—	36,950,614	—
Earn-Outs	13,458,069	10,459,204	13,747,059	10,396,318
Acquisition-Related Awards	1,311,287	—	1,358,933	—
Stock Awards	814,384	—	2,127,636	2,376,487
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
As of June 30, 2025 and December 31, 2024, the liability associated with the TRA was approximately $30.4 million and $28.8 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of June 30, 2025 and December 31, 2024, the Company carried $9.8 million and $9.4 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
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
As of June 30, 2025, holders of Class B Units have exchanged a total of 9,922,737 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.79 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of June 30, 2025, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $30.4 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
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

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 3 (Business Combinations and Divestitures)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of June 30, 2025 and December 31, 2024, the fair value of the earn-out shares was $17.7 million and $23.8 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of June 30, 2025 and December 31, 2024, the EEA earn-out liability of $23.6 million and $29.9 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the EEA earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position. The deferred consideration was paid during the first quarter ended March 31, 2025, in cash and equity totaling $3.0 million.

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of June 30, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $9.8 million and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

$9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.2 million and $1.3 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, which changes in the fair value of the Envoi earn-out liability recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments contingent upon Kontora meeting certain revenue requirements between the closing date and December 31, 2035. As of June 30, 2025, the Kontora earn-out liability of $6.2 million is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position.

Letter of Credit

On December 19, 2024, the Company entered into a letter of credit (the “Facility Agreement”) with BMO Harris Bank N.A. for the purpose of issuing instruments under this Facility Agreement through December 19, 2025 (the “Termination Date”). The Company will deposit a cash collateral equal to 102% of the amount of each instrument issued. The aggregate outstanding face amount of all issued instruments shall not exceed $5.0 million and shall have an expiry date of no later than one year from the Termination Date. Upon an issuance, the Company will pay a commitment fee equal to (i) the actual daily amount of the unused commitment, multiplied by (ii) 0.3% (the “Commitment Fee”). The Commitment Fee shall be calculated on the basis of a year of 365 days and shall be payable quarterly in arrears on the last day of each fiscal quarter. As of both June 30, 2025 and December 31, 2024, the Company has existing letters of credit in the amount of $3.4 million under the Facility Agreement.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of June 30, 2025 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

On July 11, 2025, after conducting the previously announced strategic review of the International Real Estate Businesses, the Company announced the appointment of Teneo to conduct an orderly wind-down of its IRE business. Potential litigation related to that business, including Home REIT and HLIF below, may be impacted by the appointment of the administrator.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Potential Redress in Relation to Real Estate Products

As part of ongoing examinations with regulators and our review of client relationships, it is reasonably possible that payments may be made to a limited number of our customers.

Tolleson Wealth Management

The Company was involved in a dispute with Tolleson related to alleged improper solicitation of Tolleson’s clients and employees. Certain former Tolleson employees who joined AlTi were party to Tolleson employment agreements which contained a one-year client and employee non-solicit and a lost client fee clause requiring payment for lost revenue.

In September 2024, despite offers by the Company to pay for the departed clients, Tolleson filed a lawsuit against AlTi and the former Tolleson employees. The parties reached an agreement later in September 2024, dismissing the litigation and agreeing to mediation.

The Company and Tolleson entered a binding settlement agreement on February 19, 2025, memorializing the terms agreed to in mediation and concluding this matter. On March 13, 2025, the settlement amount of $5.1 million was paid by the Company to Tolleson.

(20) Equity
Class A Common Stock

As of June 30, 2025 and December 31, 2024, there were 101,567,545 and 93,686,980, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both June 30, 2025 and December 31, 2024. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of June 30, 2025 and December 31, 2024, there were 45,110,224 and 46,138,876, respectively, shares of Class B Common Stock outstanding.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Treasury Stock
From time to time, the Company may repurchase common shares related to its equity-based compensation award programs. During the second quarter ended June 30, 2025 the Company reissued, from Treasury Stock, 817,730 shares of Class A Common Stock which were repurchased and classified as Treasury Stock on the Condensed Consolidated Statement of Financial Position during the first quarter ended March 31, 2025. Treasury Stock was recorded at cost, representing the market price on the repurchase date, and was accounted for as a reduction of shareholders’ equity. As of June 30, 2025, there was no Treasury Stock outstanding.

Series A Preferred Stock

As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position as they are not mandatorily redeemable as of June 30, 2025. As of June 30, 2025, the Series A Preferred Stock amounts to 164,914, which is inclusive of dividends paid in kind.

Series C Preferred Stock

In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position as they are not mandatorily redeemable as of June 30, 2025.

Allianz and Constellation Warrants

In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that the warrants are derivatives that meet the equity classification criteria. As of June 30, 2025 and December 31, 2024, the Constellation and Allianz Warrants of $3.0 million and $6.6 million, respectively, are recorded as a component of equity net of issuance costs in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.
(21) Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to June 30, 2025 that require adjustment to or disclosure in the condensed consolidated financial statements, except as noted below.

Wind-down of the International Real Estate Business

On July 11, 2025, after conducting the previously announced strategic review of the International Real Estate Businesses, the Company announced the appointment of Teneo to conduct an orderly wind-down of its IRE business. The International Real Estate Businesses, which was an independently-managed arranger and distributor of real estate transactions, has been reliant on funding from the rest of the Company’s business for some time. The Board and management fully and carefully considered all options, including a solvent exit. However, as a result of ongoing losses in the International Real Estate Businesses, it was agreed that it was no longer in the interests of the Company, its wider business and its stockholders, clients and other stakeholders to support the ongoing losses.

The Company’s priority is to work with the Teneo team to ensure that the International Real Estate Businesses’ investments continue to be monitored and reviewed in line with the Company’s duties to its investors, a

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

dedicated team remains in place to execute the IRE business’s investor reporting, asset management and compliance obligations. At this time, the Company is unable to reasonably estimate the potential costs associated with the winding-down of the IRE business.

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
Our Business

AlTi is an independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary advisory services, underscored by a commitment to impact or values-aligned investing. We manage or advise approximately $97.2 billion in combined assets as of June 30, 2025. We have approximately 520 professionals operating in 19 cities in 9 countries across three continents as of June 30, 2025. We provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.
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
On July 11, 2025, after conducting the previously announced strategic review of the International Real Estate Businesses, the Company announced the appointment of Teneo to conduct an orderly wind-down of its IRE business. Income related to that business may be impacted by the appointment of the administrator.
Market Trends and Business Environment

Our business performance is directly and indirectly influenced by U.S. and to a lesser extent, global financial market and macroeconomic conditions including economic growth, interest rates and inflation. These factors shape market behavior and client decision-making, which in turn impact the demand for our wealth management services and the composition of assets under management.

The second quarter of 2025 was marked by significant volatility and a strong rebound in global equity markets. After recovering from the April tariff shocks, U.S. and global markets delivered strong gains in the quarter. The S&P 500, Nasdaq Composite and MSCI ACWI ex USA index returned 10.9%, 18%, and 12%, respectively, as of June 30, 2025.

According to the U.S. Bureau of Economic Analysis, real GDP advanced at an annual rate of 3% in the second quarter of 2025 and marked a significant turnaround from the first quarter final estimate of (0.5)%.

Inflation also remained elevated in the quarter as tariffs boosted prices for imported goods. According to the U.S. Bureau of Economic Analysis, core Personal Consumption Expenditures (PCE) price index—a key inflation gauge—rose at an annualized rate of 2.6% in the twelve months through June, after increasing 2.4% in May.

In the second quarter of the year, the unemployment rate remained relatively stable. At June, the rate was 4.1% according to the U.S. Bureau of Labor Statistics.

Our operations are also impacted by interest rates, which cause the value of our clients’ portfolios to fluctuate, and consequently impact our revenue. Changes in interest rates are largely influenced by Federal Reserve policy decisions to address the state of the economy, specifically employment and inflation. In its June 2025 meeting, the Federal Reserve maintained the federal funds rate in the range of 4.25% to 4.50%, a decision reflecting a cautious stance amidst ongoing global and domestic uncertainties.

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

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2025	June 30, 2024	$ Change
Revenues
Management/advisory fees	$49,989	$47,029	$2,960
Incentive fees	454	53	401
Distributions from investments	2,664	2,240	424
Other income/fees	20	131	(111)
Total Revenues	53,127	49,453	3,674

Net income (loss)	(30,043)	(9,368)	(20,675)
Interest expense	2	4,851	(4,849)
Income tax expense (benefit)	(4,709)	(756)	(3,953)
Depreciation & Amortization	4,619	3,813	806
EBITDA Reported	(30,131)	(1,460)	(28,671)

Stock based compensation (a)	9,192	3,599	5,593
Stock based compensation - Legacy (b)	—	—	—
Transaction expenses (c)	7,189	8,353	(1,164)
Change in fair value on investments and non-recurring realized gain/losses on sales (d)	(3,948)	(10,961)	7,013
Change in fair value of earnout liabilities (e)	7,385	1,909	5,476
Change in fair value of TRA liability (f)	748	(389)	1,137
Organization streamlining cost (g)	12,035	2,462	9,573
Impairment (non-cash) (h)	298	6,167	(5,869)
Losses on EMI/Carried Interest (non-cash) (i)	224	(4,159)	4,383
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	11	(54)	65
Change in fair value of Preferred stock tranche liability (k)	750	—	750
Adjusted EBITDA	$3,753	$5,467	$(1,714)

	For the Six Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2025	June 30, 2024	$ Change
Revenues
Management/advisory fees	$95,639	$93,253	$2,386
Incentive fees	550	216	334
Distributions from investments	14,874	6,410	8,464
Other income/fees	27	386	(359)
Total Revenues	111,090	100,265	10,825

Net income (loss)	(32,925)	12,717	(45,642)
Interest expense	153	9,691	(9,538)
Income tax expense (benefit)	(6,321)	(393)	(5,928)
Depreciation & Amortization	8,968	6,380	2,588
EBITDA Reported	(30,125)	28,395	(58,520)

Stock based compensation (a)	16,203	10,089	6,114
Stock based compensation - Legacy (b)	—	(77)	77
Transaction expenses (c)	14,193	17,197	(3,004)
Change in fair value on investments and non-recurring realized gain/losses on sales (d)	485	(7,903)	8,388
Change in fair value of earnout liabilities (e)	(5,198)	(37,545)	32,347
Change in fair value of TRA liability (f)	444	(6,322)	6,766
Organization streamlining cost (g)	15,934	5,006	10,928
Impairment (non-cash) (h)	2,223	6,227	(4,004)
Losses on EMI/Carried Interest (non-cash) (i)	466	(3,766)	4,232
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	309	984	(675)
Change in fair value of Preferred stock tranche liability (k)	(1,790)	—	(1,790)
Adjusted EBITDA	$13,144	$12,285	$859
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-Business Combination).
(c)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including compensation arrangements, legal fees, accounting advisory fees, litigation settlements, technology implementations, consultancy fees, and M&A-related audit fees among others.
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
The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended
	June 30, 2025				June 30, 2024
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(9,393)	$(3,937)	$(21,422)	$(34,752)	$13,581	$(11,787)	$(11,918)	$(10,124)
Stock based compensation (a)	8,221	36	935	9,192	3,075	41	483	3,599
Stock based compensation - Legacy (b)	—	—	—	—	—	—	—	—
Transaction expenses (c)	4,480	214	2,495	7,189	4,973	1,900	1,480	8,353
Change in fair value of (gains)/losses on TRA (d)	—	—	748	748	—	—	(389)	(389)
Changes in fair value of (gains)/losses on investments and non-recurring realized gain/losses on sales (e)	(3,003)	(945)	—	(3,948)	(11,163)	243	(41)	(10,961)
Change in fair value of earnout liabilities (f)	1,981	—	5,404	7,385	722	—	1,187	1,909
Organization streamlining cost (g)	6,950	2,902	2,183	12,035	972	234	1,256	2,462
Impairment (non-cash) (h)	—	298	—	298	2,354	3,813	—	6,167
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	—	224	—	224	(4,433)	274	—	(4,159)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	—	11	—	11	—	(54)	—	(54)
Change in fair value of Preferred stock tranche liability (k)	—	—	750	750	—	—	—	—
Adjusted income (loss) before taxes	9,236	(1,197)	(8,907)	(868)	10,081	(5,336)	(7,942)	(3,197)
Adjusted income tax (expense) benefit	(3,338)	443	3,137	242	(1,692)	393	1,900	601
Adjusted Net Income	5,898	(754)	(5,770)	(626)	8,389	(4,943)	(6,042)	(2,596)
Interest expense	1	—	1	2	190	(35)	4,696	4,851
Income tax expense	304	78	(5,091)	(4,709)	796	(122)	(1,430)	(756)
Net income tax adjustments	3,035	(521)	1,953	4,467	896	(271)	(470)	155
Depreciation and amortization	4,312	—	307	4,619	3,599	45	169	3,813
Adjusted EBITDA	$13,550	$(1,197)	$(8,600)	$3,753	$13,870	$(5,326)	$(3,077)	$5,467

	For the Six Months Ended
	June 30, 2025				June 30, 2024
(Dollars in Thousands)	Wealth & Capital Solutions	International Real Estate	Corporate	Total	Wealth & Capital Solutions	International Real Estate	Corporate	Total
Adjusted Net Income and Adjusted EBITDA
Net income before taxes	$(10,894)	$(10,843)	$(17,509)	$(39,246)	$8,792	$(16,689)	$20,221	$12,324
Stock based compensation (a)	14,051	67	2,085	16,203	8,554	164	1,371	10,089
Stock based compensation - Legacy (b)	—	—	—	—	(50)	(27)	—	(77)
Transaction expenses (c)	9,856	645	3,692	14,193	8,082	4,080	5,035	17,197
Change in fair value of (gains)/losses on TRA (d)	—	—	444	444	—	—	(6,322)	(6,322)
Changes in fair value of (gains)/losses on investments and non-recurring realized gain/losses on sales (e)	1,331	(846)	—	485	(6,474)	(1,388)	(41)	(7,903)
Change in fair value of earnout liabilities (f)	939	—	(6,137)	(5,198)	789	—	(38,334)	(37,545)
Organization streamlining cost (g)	9,072	3,912	2,950	15,934	1,599	1,597	1,810	5,006
Impairment (non-cash) (h)	—	2,223	—	2,223	2,354	3,873	—	6,227
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	—	466	—	466	(4,433)	667	—	(3,766)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	—	309	—	309	—	984	—	984
Change in fair value of Preferred stock tranche liability (k)	—	—	(1,790)	(1,790)	—	—	—	—
Adjusted income (loss) before taxes	24,355	(4,067)	(16,265)	4,023	19,213	(6,739)	(16,260)	(3,786)
Adjusted income tax (expense) benefit	(8,349)	1,394	5,575	(1,380)	(2,327)	882	2,824	1,379
Adjusted Net Income	16,006	(2,673)	(10,690)	2,643	16,886	(5,857)	(13,436)	(2,407)
Interest expense	151	—	2	153	3	(73)	9,761	9,691
Income tax expense	939	89	(7,349)	(6,321)	447	71	(911)	(393)
Net income tax adjustments	7,410	(1,483)	1,774	7,701	1,880	(953)	(1,913)	(986)
Depreciation and amortization	8,327	—	641	8,968	6,061	91	228	6,380
Adjusted EBITDA	$32,833	$(4,067)	$(15,622)	$13,144	$25,277	$(6,721)	$(6,271)	$12,285
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of non-cash expense related to awards of Class A Common stock (approved pre-Business Combination).
(c)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including compensation arrangements, legal fees, accounting advisory fees, technology implementation costs, litigation settlements, and M&A-related audit fees among others.
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
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc.
AUM:	$47.6 billion
AUA:	$97.2 billion

Wealth & Capital Solutions AUM: $47.3 billion AUA: $87.8 billion	International Real Estate AUM: $0.3 billion AUA: $9.4 billion

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

The table below presents the change in our total AUM for the wealth management businesses within the Wealth & Capital Solutions segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Six Months Ended
AUM	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning Balance:	$42,877	$35,471	$43,091	$34,525
Net client change	214	142	53	(56)
Cash Flow, net	(618)	(1,413)	(552)	(1,377)
Market Performance, net	2,093	368	1,974	1,964
Assets subject to change in billing methodology	—	—	—	(415)
Prior Quarter Adj / Regulation change	—	31	—	31
Acquisitions (dispositions)	1,378	5,784	1,378	5,711
Ending Balance:	$45,944	$40,383	$45,944	$40,383
Average AUM	$44,411	$37,927	$44,518	$37,454

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

The table below presents the change in our total AUA for the wealth management businesses within the Wealth & Capital Solutions segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Six Months Ended
AUA	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning Balance:	$60,611	$53,500	$60,473	$51,036
Acquisitions	15,717	—	15,717	—
Change	4,498	2,410	4,636	4,874
Ending Balance:	$80,826	$55,910	$80,826	$55,910
Average AUA	$70,719	$54,705	$70,650	$53,473

Capital Solutions

Investments in Alternative Platforms - AUM/AUA

Within the Alternatives platform, assets consist of assets managed by TIG Arbitrage (AUM $1.8 billion and $1.7 billion as of June 30, 2025 and December 31, 2024, respectively), and the External Strategic Managers (AUA $5.2 billion and $5.1 billion as of June 30, 2025 and December 31, 2024, respectively).
The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the three and six months ended June 30, 2025 and June 30, 2024:

Alternatives Platform

(Dollars in Millions)	AUM/AUA at April 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,588	$84	$163	$130	$(144)	$(5)	$1,816	$1,702	$228
External Strategic Managers:
Real Estate Bridge Lending Strategy	$1,923	$90	$—	$—	$—	$(42)	$1,971	$1,947	$48
European Equities	$1,902	$141	$—	$42	$(8)	$(9)	$2,068	$1,985	$166
Asian Credit and Special Situation	$1,173	$3	$—	$2	$(48)	$(4)	$1,126	$1,150	$(47)
External Strategic Managers Subtotal	$4,998	$234	$—	$44	$(56)	$(55)	$5,165	$5,082	$167
Total	$6,586	$318	$163	$174	$(200)	$(60)	$6,981	$6,784	$395

(Dollars in Millions)	AUM/AUA at April 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2024	Average AUM/AUA	Change
TIG Arbitrage	$2,253	$(1)	$—	$74	$(213)	$(5)	$2,108	$2,181	$(145)
External Strategic Managers:
Real Estate Bridge Lending Strategy	$2,143	$(71)	$—	$—	$—	$9	$2,081	$2,112	$(62)
European Equities	$1,684	$96	$—	$180	$(218)	$(10)	$1,732	$1,708	$48
Asian Credit and Special Situation	$1,419	$64	$—	$31	$(77)	$(11)	$1,426	$1,423	$7
External Strategic Managers Subtotal	$5,246	$89	$—	$211	$(295)	$(12)	$5,239	$5,243	$(7)
Total	$7,499	$88	$—	$285	$(508)	$(17)	$7,347	$7,424	$(152)

(Dollars in Millions)	AUM/AUA at January 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,719	$129	$163	$176	$(362)	$(8)	$1,817	$1,768	$98
External Strategic Managers:
Real Estate Bridge Lending Strategy	$2,019	$—	$—	$—	$—	$(48)	$1,971	$1,995	$(48)
European Equities	$1,848	$144	$—	$111	$(22)	$(15)	$2,066	$1,957	$218
Asian Credit and Special Situation	$1,260	$44	$—	$6	$(171)	$(12)	$1,127	$1,194	$(133)
External Strategic Managers Subtotal	$5,127	$188	$—	$117	$(193)	$(75)	$5,164	$5,146	$37
Total	$6,846	$317	$163	$293	$(555)	$(83)	$6,981	$6,914	$135

(Dollars in Millions)	AUM/AUA at January 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at June 30, 2024	Average AUM/AUA	Change
TIG Arbitrage	$2,382	$(6)	$—	$157	$(414)	$(11)	$2,108	$2,245	$(274)
External Strategic Managers:
Real Estate Bridge Lending Strategy	$2,194	$(128)	$—	$—	$—	$15	$2,081	$2,138	$(113)
European Equities	$1,676	$122	$—	$194	$(244)	$(16)	$1,732	$1,704	$56
Asian Credit and Special Situation	$1,388	$154	$—	$46	$(134)	$(28)	$1,426	$1,407	$38
External Strategic Managers Subtotal	$5,258	$148	$—	$240	$(378)	$(29)	$5,239	$5,249	$(19)
Total	$7,640	$142	$—	$397	$(792)	$(40)	$7,347	$7,494	$(293)

International Real Estate - AUM/AUA

The Company’s International Real Estate AUM/AUA includes the following:
•Co-investment real estate advisory services, where we include the value of our private market direct and co-investment real estate investments (AUA $9.1 billion and $8.1 billion as of June 30, 2025 and December 31, 2024, respectively); and
•Assets managed in a private real estate investment fund (AUM $0.3 billion as of both June 30, 2025 and December 31, 2024) from which we generate fee revenue. The Company’s reported value of these assets is either the net asset value or the market capitalization of the fund.
The table below presents the change in our total AUM/AUA for our Real Estate - Private Funds for our International Real Estate segment for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning Balance:	$8,725	$9,973	$8,396	$12,720
Change	708	(1,360)	1,037	(4,107)
Ending Balance:	$9,433	$8,613	$9,433	$8,613
Average AUM/AUA	$9,079	$9,293	$8,915	$10,667
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

Results of Operations

Condensed Consolidated Results of Operations – For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2025	June 30, 2024	$ Change
Revenues
Management/advisory fees	$49,989	$47,029	$2,960
Incentive fees	454	53	401
Distributions from investments	2,664	2,240	424
Other income/fees	20	131	(111)
Total Revenues	53,127	49,453	3,674

Expenses
Compensation and employee benefits	44,601	38,893	5,708
Non-compensation expenses	38,673	25,515	13,158
Total Operating Expenses	83,274	64,408	18,866

Other income (expenses)	(4,605)	4,831	(9,436)
Net loss before taxes	(34,752)	(10,124)	(24,628)
Income tax (expense)/benefit	4,709	756	3,953
Net (loss) income	$(30,043)	$(9,368)	$(20,675)
Revenue

Management / advisory fees. Management and advisory fees for the three months ended June 30, 2025, increased by $3.0 million compared to the three months ended June 30, 2024. This increase was driven by higher fees in our Wealth Management sector, primarily due to increases in our AUM both domestically and internationally amid strong market performance. These gains were partially offset by lower management fees in the TIG Arbitrage strategy due to fund outflows.

Incentive fees. For the three months ended June 30, 2025, incentive fees increased by $0.4 million compared to the three months ended June 30, 2024. This increase is attributable to fund redemptions resulting in crystallized incentive fees in the TIG Arbitrage strategy within Wealth & Capital Solutions for the current year, which led to higher crystallized incentive fees in the current period.

Distributions from investments. Distributions from investments for the three months ended June 30, 2025 increased by $0.4 million compared to the three months ended June 30, 2024. This increase was primarily due to higher distributions related to management fees in the Real Estate Bridge Lending Strategy and partially offset by lower distributions in the Asian Credit and Special Situation strategies within Wealth & Capital Solutions in the current period.

Other fees / income. Other fees and income for the three months ended June 30, 2025 was relatively flat compared to the three months ended June 30, 2024 with a slight decrease of $0.1 million related to lower fees in the International Real Estate segment.
Expenses

Compensation expense. Compensation expense for the three months ended June 30, 2025 increased by $5.7 million compared to the three months ended June 30, 2024. This increase was primarily due to higher compensation costs tied to acquisition-related earn-outs and new equity grants and to organizational streamlining initiatives that continue to be undertaken in 2025.

Non-compensation expense. Non-compensation expenses for the three months ended June 30, 2025 increased by $13.2 million as compared to the three months ended June 30, 2024, primarily driven by a $10.8 million increase in one-time professional fees and a $2.1 million increase in general, administrative and other costs due to foreign exchange movement, irrecoverable VAT, and non-recurring bad debt provisions.

Other income (expenses)

Other income (expenses) for the three months ended June 30, 2025 decreased by $9.4 million compared to the three months ended June 30, 2024, primarily driven by the change in fair value of earn-out liabilities as a result of share price changes and forecasted performance. During the three months ended June 30, 2025, a loss on earn-out liabilities of $(7.4) million was recognized as compared to a loss on earn-out liabilities of $(1.9) million for the three months ended June 30, 2024.

Taxes

The Company’s effective tax rate was 13.6% for the three months ended June 30, 2025 compared to 7.8% for three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2024 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination. The effective tax rate for the three months ended June 30, 2025 differed from the statutory U.S. corporate tax rate primarily due to the impact of valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K. and in the Company’s investment in subsidiary, certain gains recognized on contingent liabilities for which no tax liability is recognized, and state and local taxes.

Condensed Consolidated Results of Operations – For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	For the Six Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2025	June 30, 2024	$ Change
Revenues
Management/advisory fees	$95,639	$93,253	$2,386
Incentive fees	550	216	334
Distributions from investments	14,874	6,410	8,464
Other income/fees	27	386	(359)
Total Revenues	111,090	100,265	10,825

Expenses
Compensation and employee benefits	86,875	78,450	8,425
Non-compensation expenses	67,851	51,438	16,413
Total Operating Expenses	154,726	129,888	(24,838)

Other income (expenses)	4,390	41,947	(37,557)
Net loss before taxes	(39,246)	12,324	(51,570)
Income tax (expense)/benefit	6,321	393	5,928
Net (loss) income	$(32,925)	$12,717	$(45,642)

Revenue

Management / advisory fees. Management and advisory fees for the six months ended June 30, 2025, increased by $2.4 million compared to the six months ended June 30, 2024. This increase was driven by higher fees in our Wealth Management sector, primarily due to higher AUM amounts year over year. These gains were partially offset by lower management fees in the TIG Arbitrage strategy due to fund outflows, and in International Real Estate, due to the disposition of LRA.

Incentive fees. For the six months ended June 30, 2025, incentive fees increased by $0.3 million compared to the six months ended June 30, 2024. This increase is attributable to fund redemptions resulting in crystallized incentive fees in the TIG Arbitrage strategy within Wealth & Capital Solutions for the current year, which led to higher crystallized incentive fees in the current period.

Distributions from investments. Distributions from investments for the six months ended June 30, 2025 increased by $8.5 million compared to the six months ended June 30, 2024. This increase was primarily due to higher distributions related to incentive fees in the European Equities and Asian Credit and Special Situation strategies within Wealth & Capital Solutions in the current period resulting from stronger performance in both of these strategies compared to the prior year.

Other fees / income. Other fees and income for the six months ended June 30, 2025 decreased by $0.4 million compared to the six months ended June 30, 2024. This decrease was primarily driven by lower transactional income in International Real Estate, as we are in the process of exiting businesses that generate such fees, which generated $26.0 thousand in fees for the six months ended June 30, 2025, compared to $386.0 thousand for the six months ended June 30, 2024.
Expenses

Compensation expense. Compensation expense for the six months ended June 30, 2025 increased by $8.4 million compared to the six months ended June 30, 2024. This increase was primarily due to higher compensation costs tied to acquisition-related earn-outs and new equity grants and to organizational streamlining initiatives that continue to be undertaken in 2025.

Non-compensation expense. Non-compensation expenses for the six months ended June 30, 2025 increased by $16.4 million as compared to the six months ended June 30, 2024, primarily driven by a $10.4 million increase in one-time professional fees and a $3.1 million increase in general, administrative and other costs due to foreign exchange movements, irrecoverable VAT, and one-time bad debt provisions.

Other income (expenses)

Other income (expenses) for the six months ended June 30, 2025 decreased by $(37.6) million compared to the six months ended June 30, 2024, primarily driven by the change in fair value of earn-out liabilities as a result of share price changes and forecasted performance. During the six months ended June 30, 2025, loss on earn-out liabilities of $5.2 million was recognized as compared to a gain on earn-out liabilities of $37.5 million for the six months ended June 30, 2024.

Taxes

The Company’s effective tax rate was 16.1% for the six months ended June 30, 2025 compared to (3.2)% for six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2024 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination. The effective tax rate for the six months ended June 30, 2025 differed from the statutory U.S. corporate tax rate primarily due to the impact of valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K. and in the Company’s investment in subsidiary, certain gains recognized on contingent liabilities for which no tax liability is recognized, and state and local taxes.

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

Allianz and Constellation Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (the “Allianz Warrants”). As of June 30, 2025, none of the Allianz Warrants have been exercised.

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

On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of June 30, 2025, none of the Constellation Warrants have been exercised.

Cash Flows
For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi for the periods indicated. Negative amounts represent an outflow or use of cash.

	For the Six Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	June 30, 2025	June 30, 2024	$ Change
Net cash used in operating activities	$(50,118)	$(45,656)	$(4,462)
Net cash used in investing activities	$13,339	$(23,654)	36,993
Net cash provided by financing activities	$12,004	$112,225	(100,221)
Effect of exchange rate on cash balances	$1,695	$(1,177)	2,872
Net increase (decrease) in cash and cash equivalents	$(23,080)	$41,738	$(64,818)
Cash and cash equivalents decreased by $23.1 million during the six months ended June 30, 2025 primarily due to the Company’s net operating and activities during the period, partially offset by the Company’s net investing and financing activities during the period.

Operating Activities

Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits and professional fees. Our net operating cash outflow of $50.1 million for the six months ended June 30, 2025, was primarily driven by decreases in Accrued compensation and profit sharing in addition to Accounts payable and accrued expenses of $20.8 million and $14.6 million, respectively. Management believes that continued efforts to implement cost rationalization initiatives and to deploy recently raised capital in accretive businesses will further reduce operating cash outflows as the Company scales and matures.

Our net operating cash outflow of $45.7 million for the six months ended June 30, 2024, was primarily driven by the decrease in Accrued compensation and profit sharing of $31.6 million and the level of professional fees and resulting decrease in Accounts payable and accrued expenses of $16.0 million, which were elevated during that period due to the high usage of professional services firms in connection with capital raising and other financing activities and related to supporting the Company’s evolving financial reporting infrastructure.

Investing Activities

Net cash provided by investing activities of $13.3 million during the six months ended June 30, 2025, was driven primarily by the proceeds received of $20.4 million from the sale of an equity method investment, partially offset by the acquisition of Kontora, net of cash acquired of $6.6 million.

Net cash provided by investing activities of $23.7 million during the six months ended June 30, 2024, primarily related to proceeds received of $32.2 million from the sale of LXi.
Financing Activities

Net cash used in financing activities of $12.0 million during the six months ended June 30, 2025, primarily resulted from the issuance of additional preferred stock.

Net cash provided by financing activities of $112.2 million for the six months ended June 30, 2024, primarily were driven by the issuance of preferred equity and warrants to Constellation Wealth Capital of $145.7 million, net of transaction costs paid.

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
As of June 30, 2025 and December 31, 2024, the liability associated with the TRA was approximately $30.4 million and $28.8 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of June 30, 2025 and December 31, 2024, the Company carried $9.8 million and $9.4 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
As of June 30, 2025, holders of Class B Units have exchanged a total of 9,922,737 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.79 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of June 30, 2025, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $30.4 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of June 30, 2025, none of the Constellation Warrants have been exercised.

On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock. As of June 30, 2025, none of the Allianz Warrants have been exercised.

Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of June 30, 2025 and December 31, 2024, the fair value of the earn-out share liability was $17.7 million and $23.8 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated financial statements included in this Quarterly Report for additional detail.
East End Advisors Contingent Consideration

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of June 30, 2025 and December 31, 2024, the fair value of the earn-out share liability was $23.6 million and $29.9 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position. The deferred consideration was paid during the quarter ended March 31, 2025, in cash and equity totaling $3.0 million.

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of June 30, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $9.8 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.2 million and $1.3 million, respectively, are included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial

Position. As of June 30, 2025, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
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

Earn-out Liabilities: The fair values of our Business Combination Earn-out Securities liability, our EEA earn-out liability, our Envoi earn-out consideration liability, our Envoi earn-out growth consideration liability, and our Kontora earn-out liability were determined using various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our US GAAP results of operations in the period in which the changes occur. See Note 2 (Summary of Significant Accounting Policies) for additional details.

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
Impact of Changes in Accounting on Recent and Future Trends
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. We believe that none of the changes to US GAAP that went into effect during the six months ended June 30, 2025, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business as a wealth management advisor, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including market risk, credit and counterparty risk, liquidity risk, and exchange rate risk.

Market Risk
Our revenue is predominantly derived from investment management or advisory fees, incentive fees, and distributions from investments. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. The market price of investments may significantly fluctuate during the period of investment and should their value decline, our fees may decline accordingly. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions, which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates, or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. The impact of changes in market risk on client specific liquidity or overall financial position may result in clients changing their asset holdings, including increasing or decreasing the non-billable portion of their asset portfolios. Such changes will also impact our fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Changes in Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9A of our Annual Report, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls and information technology controls that support our financial statements and reporting. Further, management has commenced remediation efforts, but as of June 30, 2025, has not completed its efforts to design and implement a testing plan to determine the effectiveness of controls that support our financial statements and reporting.

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

During the six months ended June 30, 2025 and the year ended 2024, management has made meaningful progress in enhancing its internal control over financial reporting, as the Company prepares to complete the implementation of effective controls with the objective of remediating all previously identified material weaknesses no later than December 31, 2025. This progress includes the following:

•Management has designed and implemented risk assessment review processes (gap analysis) that are intended to identify risks that could result, if not detected timely, in material misstatements in our consolidated financial statements. Management believes that such review risk assessment processes have been effectively implemented as of December 31, 2024.

•Management has identified and documented processes supporting the recording of balances and transactions in the Company’s consolidated financial statements and identified and documented controls that are intended to mitigate the risk of material misstatement in account balances and financial statement disclosures. The Company completed the exercise of documenting controls during the first fiscal quarter of 2025 and began tests of design and operating effectiveness of certain controls during the second fiscal quarter of 2025. The Company intends to continue tests of design and operating effectiveness of certain controls during the third and fourth fiscal quarters of 2025. The Company’s overall objective is that such testing of operating effectiveness of controls will continue throughout 2025 to allow the Company to remediate previously identified material weaknesses in its internal control over financial reporting specifically related to process level controls.

•Management has identified and documented information technology controls related to the Company’s general information technology control environment that mitigates risks associated with items including systems development and change management, appropriate access to systems, and management of the Company’s internal financial and third-party customer data. These information technology processes and controls continue to be documented and tested for design effectiveness. The Company completed this exercise during the second fiscal quarter of 2025. The Company intends to continue tests of operating effectiveness of certain information technology controls during the third and fourth fiscal quarters of 2025. The Company’s overall objective is that such testing of operating effectiveness of controls will continue throughout 2025 to allow the Company to remediate previously identified material weaknesses in its internal control over financial reporting specifically related to information technology controls.

Based on the progress made during the six months ended June 30, 2025 and the year ended 2024 in completing its remediation plan, management believes that the previously identified material weakness related to the lack of sufficiently documented risk assessments has been remediated. The previously identified material weaknesses related to process level controls and information technology controls that support our financial statements and reporting remain as of June 30, 2025 and are expected to remain until such time as management has successfully completed sufficient tests of design and operating effectiveness on these controls to allow it to conclude that such controls are effective and that the material weaknesses have been remediated.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2025, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 22, 2024, the Company entered into a Supplemental Series A Preferred Stock Investment Agreement with Allianz, pursuant to which, for purposes of funding one or more strategic international acquisitions by the Company or its subsidiaries, Allianz is permitted, at its option, to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50.0 million, in a private offering exempted from registration under the Securities Act. No underwriters were involved in the foregoing sales of securities. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at $1,000 per share. The Series A Preferred Stock has no voting rights and is subject to an ownership cap of 24.9% of the aggregate issued and outstanding shares of Class A Common Stock and Class B Common Stock.

As of June 30, 2025, the Series A Preferred Stock of 164,914 is inclusive of dividends paid in kind as of and is classified under mezzanine equity on the Company’s Condensed Consolidated Statement of Financial Position. An additional 1,523,289 shares of Class A Common Stock were issued to Allianz as part of the 50% dividends paid in kind.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

a) None.

b) None.

c) During the quarter ended June 30, 2025, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

ALTI GLOBAL, INC

Date: August 11, 2025	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2025	/s/ Patrick Keenan
Patrick Keenan
Chief Accounting Officer
(Principal Accounting Officer)