Form 10-Q
period 2025-09-30
AlTi Global, Inc.
filed 2025-11-13
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The registrant had outstanding 102,464,812 shares of Class A Common Stock (as defined herein) and 44,188,561 shares of Class B Common Stock (as defined herein) as of November 7, 2025.

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

•“Externally-Managed Funds” means mutual funds, exchange traded funds, hedge funds, private equity, real estate or other funds managed by a third party.

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

•“International Real Estate” means the segment, prior to disposal, that included the Company’s public and private real estate, and co-investment business.

•“LRA” means LXi REIT Advisors Limited.

•“LXi” means LXi REIT plc.
•“Nasdaq” means the Nasdaq Capital Market.
•“NAV” means net asset value.

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

•“Wealth & Capital Solutions” means the segment, prior to the disposal of the International Real Estate segment, that consisted of the Company’s investment management and advisory services, trusts and administrative services, family office services, and the Company’s alternatives platform.

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

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, Human Capital and Compensation Committee, and Transaction Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Quarterly Report”) or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

No statements herein, available on our website, or in any of the materials we file with the SEC constitute or should be viewed as constituting an offer to sell, or a solicitation of an offer to buy, securities in any jurisdiction.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates,” “target” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks, uncertainties (some of which are beyond our control) or other assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some of these factors are described under the headings “Risk Factors” in Item 1A of our Annual Report and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this Quarterly Report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AlTi Global, Inc.
Condensed Consolidated Statement of Financial Position (Unaudited)

(Dollars in Thousands, except share data)	As of September 30, 2025	As of December 31, 2024

Assets
Cash and cash equivalents	$35,847	$64,417
Fees receivable, net (includes $1,809 and $888 of related party receivables, respectively)	37,737	30,220
Investments at fair value	152,254	148,674
Equity method investments	135	20,403
Intangible assets, net of accumulated amortization	440,085	469,563
Goodwill	385,721	377,842
Operating lease right-of-use assets	48,507	49,083
Deferred tax asset, net	—	19,769
Other assets, net	54,138	50,388
Assets of discontinued operations	—	25,474
Total assets	$1,154,424	$1,255,833

Liabilities
Accounts payable and accrued expenses	$45,500	$25,388
Accrued compensation and profit sharing	43,851	59,921
Accrued member distributions payable	3,260	3,355
Earn-out liabilities, at fair value	50,745	64,639
TRA liability (includes $10,767 and $9,378 at fair value, respectively)	32,484	28,765
Preferred stock tranche liability, at fair value	1,650	3,940
Earn-in consideration payable	—	932
Operating lease liabilities	63,722	60,985
Debt, net of unamortized deferred financing cost	586	—
Deferred tax liability, net	16,321	10,977
Other liabilities, net	12,471	11,839
Liabilities of discontinued operations	—	14,897
Total liabilities	$270,590	$285,638

Commitments and contingencies (Note 20)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 shares authorized, 164,914 shares issued and outstanding at September 30, 2025, 140,000 shares authorized, 140,000 issued and outstanding at December 31, 2024	166,924	142,858
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 shares authorized, 150,000 shares issued and outstanding at September 30, 2025, and 150,000 shares authorized, 150,000 issued and outstanding at December 31, 2024	172,793	160,808

Shareholders’ Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 102,464,812 and 93,686,980 issued and outstanding, respectively	10	9
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 44,188,561 and 46,138,876 issued and outstanding, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 and 0 issued and outstanding, respectively	—	—
Treasury stock, at cost: 0 and 0 shares as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	667,708	652,857
Retained earnings (accumulated deficit)	(404,903)	(296,561)
Accumulated other comprehensive income (loss)	4,654	(1,569)
Total AlTi Global, Inc. shareholders’ equity	607,186	658,402
Non-controlling interest in subsidiaries	276,648	311,793
Total shareholders’ equity	883,834	970,195
Total liabilities, mezzanine equity, and shareholders’ equity	$1,154,424	$1,255,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Management/advisory fees	$51,680	$48,101	$145,692	$136,436
Incentive fees	2,435	88	2,985	304
Distributions from investments	3,081	3,562	17,955	9,972
Other income/fees	42	58	69	207
Total income	57,238	51,809	166,701	146,919
Operating Expenses
Compensation and employee benefits	41,450	38,142	125,371	105,105
Systems, technology and telephone	4,302	4,578	14,654	13,197
Sales, distribution and marketing	917	691	2,572	2,450
Occupancy costs	3,909	3,661	10,662	10,634
Professional fees	11,363	6,731	35,902	21,054
Travel and entertainment	897	1,022	2,695	3,517
Depreciation and amortization	4,714	4,588	13,682	10,877
General, administrative and other	18,183	1,909	23,647	5,487
Total operating expenses	85,735	61,322	229,185	172,321
Total operating income (loss)	(28,497)	(9,513)	(62,484)	(25,402)
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	(35,000)	(74,267)	(35,000)	(74,267)
Gain (loss) on investments	3,737	5,594	2,867	15,618
Gain (loss) on TRA	(945)	(2,536)	(1,389)	3,786
Gain (loss) on preferred stock tranche liability	500	1,140	2,290	1,140
Gain (loss) on earnout liabilities	4,741	4,413	9,939	41,922
Interest expense	(126)	(5,188)	(279)	(14,879)
Interest income	316	2,638	1,127	3,388
Other income (expense)	(1,649)	831	(2,399)	818
Income (loss) before taxes from continuing operations	(56,923)	(76,888)	(85,328)	(47,876)
Income tax (expense) benefit from continuing operations	(30,086)	9,484	(23,705)	9,947
Net income (loss) from continuing operations	(87,009)	(67,404)	(109,033)	(37,929)
Net income (loss) from discontinued operations, net of income tax	(19,945)	(47,905)	(30,846)	(64,663)
Net income (loss)	(106,954)	(115,309)	(139,879)	(102,592)
Net (loss) income attributed to non-controlling interests in subsidiaries from continuing operations	(22,819)	(42,767)	(33,292)	(53,336)
Net (loss) income attributed to non-controlling interests in subsidiaries from discontinued operations	—	—	—	—
Net income (loss) attributable to AlTi Global, Inc.	$(84,135)	$(72,542)	$(106,587)	$(49,256)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Operations (Unaudited)

(Continued from the previous page)	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income (Loss) Per Share
Basic:
Continuing operations	$(0.69)	$(0.13)	$(0.97)	$(0.04)
Discontinued operations	$(0.20)	$(0.55)	$(0.31)	$(0.86)

Diluted:
Continuing operations	$(0.69)	$(0.13)	$(0.97)	$(0.04)
Discontinued operations	$(0.20)	$(0.55)	$(0.31)	$(0.86)

Weighted Average Shares of Class A Common Stock Outstanding
Basic	102,091,550	86,399,551	98,990,021	74,993,835
Diluted	102,091,550	86,399,551	98,990,021	74,993,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	(106,954)	(115,309)	(139,879)	(102,592)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(3,402)	(4,222)	8,785	(7,151)
Other comprehensive income (loss)	—	(63)	(25)	148
Total comprehensive income (loss)	(110,356)	(119,594)	(131,119)	(109,595)
Other loss attributed to non-controlling interests in subsidiaries	(21,470)	(43,433)	(28,376)	(55,635)
Comprehensive income (loss) attributable to AlTi Global, Inc.	(88,886)	(76,161)	(102,743)	(53,960)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	164,914	164,914	150,000	168,681	101,567,545	$10	45,110,224	$—	$—	$665,605	$(320,768)	$6,960	$304,785	$990,187
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(84,135)	—	(22,819)	(106,954)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(2,306)	(1,096)	(3,402)
Tax allocation to equity holders	—	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Preferred share accrued dividend	—	2,010	—	4,112	—	—	—	—	—	(6,124)	—	—	—	(2)
Issuance of shares for business combination	—	—	—	—	(24,396)	—	—	—	—	—	—	—	1	1
Share based compensation	—	—	—	—	—	—	—	—	—	5,177	—	—	—	5,177
TRA Exchange	—	—	—	—	921,663	—	(921,663)	—	—	3,063	—	—	(4,221)	(1,158)
Restructurings	—	—	—	—	—	—	—	—	—	(13)	—	—	—	(13)
Balance at September 30, 2025	164,914	$166,924	150,000	$172,793	102,464,812	$10	44,188,561	$—	$—	$667,708	$(404,903)	$4,654	$276,648	$883,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	140,000	142,858	150,000	160,808	93,686,980	$9	46,138,876	$—	$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(106,587)	—	(33,292)	(139,879)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	6,307	2,478	8,785
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(18)	(7)	(25)
Tax allocation to equity holders	—	—	—	—	—	—	—	—	—	—	(1,755)	(66)	2,227	406
Sale of investment	—	—	—	—	—	—	—	—	—	—	—	—	234	234
Preferred share accrued dividend	6,443	5,595		11,985	1,523,289	1	—	—	—	(17,581)	—	—	—	—
Preferred stock tranche issuance	18,471	18,471	—	—	—	—	—	—	—	—	—	—	—	18,471
Issuance of shares for business combination	—	—	—	—	979,336	—	—	—	—	1,298	—	—	28	1,326
Share based compensation	—	—	—	—	4,324,892	—	—	—	—	26,497	—	—	—	26,497
TRA Exchange	—	—	—	—	1,950,315	—	(1,950,315)	—	—	4,650	—	—	(6,813)	(2,163)
Restructurings	—	—	—	—	—	—	—	—	—	(13)	—	—	—	(13)
Balance at September 30, 2025	164,914	$166,924	150,000	$172,793	102,464,812	$10	44,188,561	$—	$—	$667,708	$(404,903)	$4,654	$276,648	$883,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount
Balance at June 30, 2024	—	—	150,000	153,442	72,167,195	$7	47,978,953		$—	$553,001	$(170,241)	$6,942	$383,304	$926,455
Net income (loss)	—	—	—	—	—	—	—		—	—	(72,542)	—	(42,767)	(115,309)
Currency translation adjustment	—	—	—	—	—	—	—		—	—	—	(3,592)	(630)	(4,222)
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	(28)	(35)	(63)
Payment for partner’s tax	—	—	—	—	—	—	—		—	(1,343)	—	—	—	(1,343)
Issuance of preferred shares, net of issuance costs	140,000	137,652	—	161	—	—	—		—	—	—	—	—	137,813
Preferred share dividend	—	3,678		3,737	—	—	—		—	(7,415)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—	—	—		—	78	—	—	—	78
Share based compensation	—	—	—	—	—	—	—		—	4,818	—	—	—	4,818
Shares issued to employees on vesting of equity awards	—	—	—	—	361,127	—	—		—	—	—	—	—	—
Class A Common Stock issued to Allianz, net of issuance costs	—	—	—	—	19,318,581	2	—		—	90,422	—	—	—	90,424
TRA Exchange	—	—	—	—	1,840,077	—	(1,840,077)	—	—	7,270	—	—	(7,397)	(127)
Issuance of Allianz warrants	—	—	—	—	—	—	—		—	6,899	—	—	—	6,899
Balance at September 30, 2024	140,000	$141,330	150,000	$157,340	93,686,980	$9	46,138,876		$—	$653,730	$(242,783)	$3,322	$332,475	$1,045,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity (Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2024	—	—	—	—	65,110,875	$7	53,219,713		$—	$536,509	$(193,527)	$9,155	$430,349	$782,493
Net income (loss)	—	—	—	—	—	—	—		—	—	(49,256)	—	(53,336)	(102,592)
Currency translation adjustment	—	—	—	—	—	—	—		—	—	—	(4,803)	(2,348)	(7,151)
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	99	49	148
Payment for partner’s tax	—	—	—	—	—	—	—		—	(3,225)	—	—	—	(3,225)
Issuance of preferred shares, net of issuance costs	140,000	137,652	150,000	142,960	—	—	—		—	—	—	—	—	280,612
Preferred share dividend	—	3,678		14,380	—	—	—		—	(18,058)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—	—	—		—	1,026	—	—	—	1,026
Share based compensation	—	—	—	—	—	—	—		—	13,892	—	—	—	13,892
Shares issued to employees on vesting of equity awards	—	—	—	—	2,176,687	—	—		—	(4,037)	—	—	—	(4,037)
Class A Common Stock issued to Allianz, net of issuance costs	—	—			19,318,581	2	—		—	90,422	—	—	—	90,424
TRA Exchange	—	—	—	—	7,080,837	—	(7,080,837)	—	—	27,299	—	—	(41,489)	(14,190)
FOS deconsolidation	—	—	—	—	—	—	—		—	—	—	(306)	(203)	(509)
LXi deconsolidation	—	—	—	—	—	—	—		—	—	—	(823)	(547)	(1,370)
Issuance of Allianz and Constellation warrants	—	—	—	—	—	—	—		—	9,902	—	—	—	9,902
Balance at September 30, 2024	140,000	$141,330	150,000	$157,340	93,686,980	$9	46,138,876		$—	$653,730	$(242,783)	$3,322	$332,475	$1,045,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net income (loss)	$(139,879)	$(102,592)
Net income (loss) from discontinued operations, net of tax	(30,846)	(64,663)
Net income (loss) from continuing operations	(109,033)	(37,929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	13,682	10,877
Amortization of debt discounts and deferred financing costs	—	1,666
Unrealized (gain) loss on investments	(3,702)	(4,899)
Realized (gain) loss on investments	816	(10,719)
Impairment loss on goodwill and intangible assets	35,000	74,267
Fair value (gain) loss on TRA	1,389	(3,786)
(Income) loss on equity method investments	5	197
Fair value (gain) loss on earnout liability	(9,939)	(41,922)
Fair value gain (loss) on preferred stock tranche liability	(2,290)	(1,140)
Deferred income tax (benefit) expense	22,664	(16,786)
Equity-settled share-based payments	26,497	13,892
Unrealized foreign currency (gains)/losses	—	14
Forgiveness of debt of notes receivable from members	168	159
Cash flows due to changes in operating assets and liabilities
(Increase) decrease in fees receivable	(4,380)	38,960
(Increase) decrease in other assets	(3,651)	(13,474)
Operating cash flow from operating leases	2,600	3,514
Increase (decrease) in accounts payable and accrued expenses	(3,555)	344
Increase (decrease) in accrued compensation and profit sharing	(14,822)	(39,370)
Increase (decrease) in other liabilities	(4,977)	9,759
Other operating activities	—	(72)
Net cash provided by (used in) operating activities from continuing operations	(53,528)	(16,448)
Cash Flows from Investing Activities
Receipt of payments of notes receivable from members	—	66
Purchases of investments	(28)	(102)
Cash payment for delayed share purchase agreement	—	(1,818)
Acquisition of Kontora, net of cash acquired	(6,556)	—
Acquisition of EEA, net of cash acquired	—	(69,182)
Acquisition of PW, net of cash acquired	—	(1,467)
Acquisition of Envoi	—	(25,258)
Sales of investments	171	818
Proceeds from sale of FOS	—	16,683
Proceeds from sale of equity method investment	20,449	—
Loss on disposal of intangible assets	(9)	—
Sale of fixed assets	—	144
Purchases of fixed assets	(806)	(5,772)
Net cash provided by (used in) investing activities from continuing operations	13,221	(85,888)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Continued from the previous page)	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and Constellation Warrants	18,471	305,340
Proceeds from issuance of common stock	—	94,660
Member contribution (distribution)	—	(6,764)
Payments on term notes and lines of credit	(164)	(89,862)
Borrowings on term notes and lines of credit	—	32,258
Cash payment for earnout	(7,551)	(7,249)
Payments of debt issuance costs	—	(1,519)
Taxes paid on net settled share-based compensation awards	—	(4,037)
Tax payments on behalf of Umbrella partners	—	(379)
Payment of preferred stock and Constellation Warrants issuance costs	—	(10,235)
Payment of common stock issuance costs	—	(4,236)
Payment of preferred stock tranche right liability issuance costs	—	(512)
Cash payment of earn-in liability	(1,300)	(754)
Net cash provided by (used in) financing activities from continuing operations	9,456	306,711
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities from discontinued operations	422	(34,144)
Net cash provided by (used in) investing activities from discontinued operations	(1,590)	32,441
Net cash provided by (used in) financing activities from discontinued operations	—	(6)
Net cash provided by discontinued operations	(1,168)	(1,709)

Net increase (decrease) in cash and cash equivalents, including discontinued operations	(32,019)	202,666
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations	2,379	1,225
Cash and cash equivalents, including discontinued operations, at beginning of the period	65,487	18,246
Cash and cash equivalents, including discontinued operations, at end of the period	35,847	222,137
Less: Cash and cash equivalents of discontinued operations, at end of the period		1,545
Cash and cash equivalents	$35,847	$220,592

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$209	$983
Interest payments on term notes and lines of credit	$20	$12,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)Description of the Business

AlTi is an independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary advisor services. We manage or advise approximately $89.2 billion in combined assets as of September 30, 2025. We have approximately 490 professionals operating in 19 cities in 9 countries across three continents as of September 30, 2025. We provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.

Separately, we have one internally managed fund strategy and hold stakes in three Externally-Managed Funds in our alternatives platform, with a largely institutional client base.
Capital Structure
The Company has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to dividends on shares of Class A Common Stock declared by the Company’s board of directors. As of September 30, 2025, the shares of Class A Common Stock represent 64.6% of the total voting power of all shares of Common Stock.
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Company’s board of directors. The distributions are paid by Umbrella. As of September 30, 2025, the shares of Class B Common Stock represent 27.9% of the total voting power of all shares of Common Stock.

•Series A Preferred Stock – On July 31, 2024, the Company completed the sale (the “Investment”) to Allianz Strategic Investments S.à.r.l., a Luxembourg private limited liability company (“Allianz”) (together with the Investment, the “Allianz Transaction”) of (i) 140,000 shares of Series A Preferred Stock and (ii) 19,318,580.96 shares of Class A Common Stock for an aggregate purchase price equal to $250 million (the “Allianz Closing”) and issued to Allianz warrants (the “Allianz Warrants”) to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share pursuant to an Investment Agreement dated February 22, 2024, by and between the Company and Allianz (the “Allianz Investment Agreement”). The Allianz Warrants are classified as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position as of September 30, 2025. No Allianz Warrants were exercised during the current reporting period.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2025, the Series A Preferred Stock of 166,924 is inclusive of dividends paid in kind as of and is classified under mezzanine equity on the Company’s Condensed Consolidated Statement of Financial Position. An additional 1,523,289 shares of Class A Common Stock were issued to Allianz as part of the 50% dividends paid in kind. The Series A Preferred Stock has no voting rights and is subject to an ownership cap of 24.9% of the aggregate issued and outstanding shares of Class A Common Stock and Class B Common Stock.

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

•Series C Preferred Stock – Shares of Series C Preferred Stock that are not publicly traded and issued in connection with the sale of 150,000 shares of Series C Preferred Stock that occurred in two transactions (the “Transactions”) to Constellation AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC (“Constellation”) (collectively, the “Constellation Transaction”), the first of which closed on March 27, 2024, for the sale of 115,000 shares and the second of which closed on May 15, 2024, for the sale of 35,000 shares. The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year on the aggregate purchase price of $150 million, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid (at the option of the Company) as payment in kind increases in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of September 30, 2025, the 150,000

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares. The Series C Preferred Stock is classified under mezzanine equity on the Company’s Condensed Consolidated Statement of Financial Position.

In connection with the Constellation Transaction, the Company issued warrants (the “Constellation Warrants”) to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. These warrants have been classified as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position as of September 30, 2025. No Constellation Warrants were exercised during the current reporting period.

AlTi’s capital structure as of September 30, 2025 is reflected below:

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the number of shares of the Company that were issued and outstanding as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Class A Common Stock	102,464,812	93,686,980
Class B Common Stock	44,188,561	46,138,876
Series A Preferred Stock	164,914	140,000
Series C Preferred Stock	150,000	150,000
Segments

Our business is currently organized into one operating segment. Prior to the third quarter ended September 30, 2025, the Company was organized into two operating segments: Wealth & Capital Solutions and International Real Estate. The Company previously conducted a strategic review of the International Real Estate Businesses and, based on the conclusion that they were not a core part of its long-term strategy, re-organized its reportable segments in the third quarter of 2024. That change resulted in two reportable segments: Wealth & Capital Solutions and International Real Estate, and prior period data was recast for comparative purposes. On July 11, 2025, the Company’s board of directors approved a plan to conduct an orderly wind‑down of the real estate co-investment business (“Real Estate Co-Investment”) and the real estate fund management businesses (“Real Estate Fund Management”) (together, the “International Real Estate Businesses”). See Note 3 (Discontinued Operations) for further information. As such, during the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment, and is now organized as one reportable segment as of September 30, 2025.

The Company generates a diverse array of revenue streams that fall broadly into four categories: (i) recurring management, advisory, trustee, or administration fees (“management fees”); (ii) performance or incentive fees; (iii) distributions from investments; and (iv) other income or fees.
Overview
Results generated by our operating segment primarily consist of wealth and investment management and advisory services, trust services, family office services, and the management fees, incentive fees, and distributions from investments received from our interests in internal and external managers of alternative investment strategies (or “Alternatives Platform”). The wealth management client base includes UHNW individuals, families, single-family offices, foundations, and endowments globally, while Alternatives Platform clients are typically institutional. Investment management or advisory fees, incentive fees, and distributions from investments are the primary sources of revenue in our operating segment. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. As of September 30, 2025 and December 31, 2024, this segment had $89.2 billion and $67.3 billion, respectively, in AUA.
Investment Management and Advisory Services
We diversify our clients’ portfolios across risk factors, geographies, and asset classes, including private equity, private credit, hedge funds, real estate, infrastructure and other assets through highly experienced, and hard to access, third-party managers. Our team uses proprietary methodologies to monitor valuations in each major asset class across dozens of geographies and sectors, and to position portfolios where we believe they will have the best return. In building portfolios, we also consider the need to access funds for unexpected living or funding expenses, thereby seeking to avoid forced selling of assets at inopportune times, and for clients in certain jurisdictions, such as the U.S., we are focused on understanding tax considerations and optimizing for

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

after tax returns. In addition, we offer robust Impact Investing services that can be delivered across a broad range of asset classes.
We have established a platform that provides wealth management clients access to investment opportunities in strategies and asset classes that would otherwise be difficult to access, including due to the very high minimum investment thresholds of many underlying funds. For example, through our private markets partnership with Allianz, clients are able to participate in strategies that might not otherwise be available to them. We operate several vehicles focused on vintage private equity, credit, real estate, active global managers and hedge fund strategies. These vehicles may invest in either a single underlying private equity fund or a portfolio of private equity or other alternative assets funds, each managed by access constrained managers that we select thorough a disciplined manager selection processes intended to identify those we believe can deliver strong risk- adjusted performance. We intend to continue launching additional vintages of these private market vehicles over time, allowing investment management and advisory clients to include an allocation to these alternative funds on a recurring basis. These private strategies are expected to include traditional as well as innovative and Impact Investing offerings.
The independence of our investment management and advisory services is a central principle for our wealth management and OCIO clients. Our services operate independently of any asset managers or investment product providers, including those affiliated to us, to which we may allocate or recommend allocations. We utilize an open architecture approach, designed to identify appropriate investment solutions in the marketplace that align with our client’s objectives. We do not receive undisclosed forms of compensation and our investment decisions and recommendations are made solely with the best interests of each client in mind.
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
Trust Services
The trust services that we provide within our U.S. wealth service offering aim to ensure our clients’ wealth is preserved, protected, and distributed as intended. As of September 30, 2025, these services are primarily provided from Delaware, which jurisdiction has one of the most well-developed trust legal regimes in the United States. Our trust services include creating or modifying trust instruments and acting as fiduciary in a full, directed or executor capacity.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For part of 2024, the Company also had a European trust and private office services business which was deemed non-strategic to the business and was sold on May 8, 2024. See Note 4 (Business Combinations and Divestitures).
Alternatives Platform

Our alternatives platform assists money managers in building their fund management businesses. We have one internally managed fund and stakes in three Externally-Managed Funds. Our internally-managed fund, TIG Arbitrage strategy (“TIG Arbitrage”), is an event-driven fund which has $1.7 billion of AUM as of September 30, 2025. It is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor. In addition, we have made strategic investments with External Strategic Managers, who manage approximately $5.4 billion of AUM in the aggregate as of September 30, 2025. The strategies of these External Strategic Managers include real estate bridge lending, European long short equities, and Asian credit and special situations. The External Strategic Managers each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base. As a growth-oriented partner, we work with our fund managers on marketing, business development, and strategy.
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

This change in accounting policy was applied retrospectively for the year-ended December 31, 2024. As a result of the accounting change, the Company adjusted Net income (loss) and Additional paid-in capital to reverse previously recorded mark-to-market fair value changes of the liability-classified warrants

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

recorded as of the three and nine months ended September 30, 2024 of $3.9 million and $4.0 million, respectively. As of September 30, 2025, the Allianz and Constellation Warrants of $9.6 million are recognized as a component of equity within Additional paid-in capital on the Condensed Consolidated Statement of Financial Position.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

change (from inflows, outflows, and market movements) and the number of days in the reporting period change.
For services provided to each client account, the Company charges an investment management fee, inclusive of custody and/or trustee fees, based on the fair value of the AUM of such account representing a single performance obligation. For assets for which valuations are not available on a daily basis, the most recent valuation provided to the Company is used as the fair value for the purpose of calculating the quarterly fee. In certain circumstances, fixed fees are charged to customers on a monthly basis. The nature of the Company’s performance obligation is to provide a series of distinct services in which the customer receives the benefits of the services over time. The Company’s performance obligation is satisfied at the end of each month or quarter, as applicable to the contract with the customer.
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
Other Fees/Income

The Company generates brokerage fees which are similar to arrangement fees except that they are generally paid for assisting public companies in raising capital.
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
(g)Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash and money market funds. Cash balances maintained by consolidated VIEs are not considered legally restricted and are included in cash and cash equivalents on the Condensed Consolidated Statement of Financial Position. Cash was held across our U.S. and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

international markets. A majority of cash in the U.S. was held in checking accounts at a major global financial institution which management believes is creditworthy.

(h)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.

As of September 30, 2025 and December 31, 2024, restricted cash and cash equivalents amounted to $8.6 million and $9.1 million, respectively, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statement of Financial Position as of such dates. These amounts represent collateral held as well as the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
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

Other liabilities, net include accrued payroll and payroll related taxes, accrued legal fees, and corporate taxes payable, among other miscellaneous payables.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(p)Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test. Goodwill represents the excess of consideration over identifiable net assets of an acquired business. The Company has one reporting unit, and tests goodwill annually for impairment. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. See Note 14 (Goodwill, net) for details on impairments.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
(t)Earn-out Liabilities, at Fair Value

The Earn-out liabilities, at fair value, represents contingent consideration payable related to the Business Combination and various acquisitions by the Company. Changes in fair value are recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 4 (Business Combinations and Divestitures) and Note 20 (Commitments and Contingencies) for further information.
(u)Preferred Stock Tranche Liability, at Fair Value

The Preferred stock tranche liability, at fair value, represents the right, but not the obligation, of Allianz to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50 million. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at $1,000 per share. Changes in fair value are recognized in Gain (loss) on preferred stock tranche liability in the Condensed Consolidated Statement of Operations in the period of change. See Note 1 (Description of the Business), Note 8 (Fair Value Disclosures), and Note 15 (Debt, net of unamortized deferred financing cost) for additional detail related to the Preferred stock tranche liability.
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

In connection with the LXi disposal, the Company determined the contingent consideration meets the definition of a derivative and is recorded as Contingent consideration receivable on the Condensed Consolidated Statement of Financial Position as of September 30, 2025. The Contingent consideration receivable will be remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.
(z)Segment Reporting
Prior to the third quarter ended September 30, 2025, the Company was organized into two operating segments: Wealth & Capital Solutions and International Real Estate. During the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment with an effective date of July 11, 2025, and as such, is organized as one reportable segment as of September 30, 2025. See Note 3 (Discontinued Operations). Additionally, during the third quarter ended September 30, 2024, the Company changed the composition of its reportable segments and recast prior period amounts to conform to the Company’s then current period segment information. Segment information is utilized by the Company’s chief operating decision maker, which is our Chief Executive Officer, to assess performance

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and to allocate resources. See Note 1 (Description of the Business) and Note 18 (Segment Reporting) for further information.
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide all entities, when developing reasonable and supportable forecasts as part of estimating expected credit losses, the election of a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update expand the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract and reduces the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services by clarifying when Topic 606 and other Topics are applicable. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.
(3)Discontinued Operations
On July 11, 2025, the Company placed its International Real Estate Businesses under administration in accordance with insolvency laws within the United Kingdom by giving control to the appointed administrators, Teneo, for purposes of conducting an orderly wind-down. The Company determined it was appropriate to deconsolidate its International Real Estate Businesses resulting from the disposition of the Company’s controlling interest. We concluded that the transaction meets the criteria for discontinued operations as the disposal of the International Real Estate Businesses is a strategic shift that will have a significant effect on our operations and financial results.
As such, the assets and liabilities, results of operations and cash flows of the International Real Estate Businesses have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations. As a result, the Company only has one reportable segment remaining. See Note 18 (Segment Reporting). The Company recognized a loss upon disposal of its International Real Estate Businesses of $19.6 million, which is included in the Net income (loss) from discontinued operations in the Condensed Consolidated Statement of Operations as of September 30, 2025.
Upon deconsolidation, intercompany balances between the Company and the International Real Estate Businesses were recognized as third-party balances, which include Other receivables of $2.1 million, which are recorded in Other assets, and other payables of $22.1 million, which are recorded in Accounts payable and accrued expenses, in the Condensed Consolidated Statement of Financial Position as part of continuing operations. Additionally, certain on-going services such as payroll, information technology, and other administrative support, in which the Company acts as a service provider will continue to be provided to the International Real Estate Businesses through the end of the transitionary wind-down period of December 31, 2027. As part of the arrangement with Teneo, these on-going services are recognized as payments against the third party Accounts payable balance. A total of $3.3 million, which includes on-going services of $0.6 million, were paid against the third party Accounts payable balance as of the third quarter ended September 30, 2025.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of the assets and liabilities classified as discontinued operations:

(Dollars in Thousands)	As of December 31, 2024
Assets
Cash and cash equivalents	$1,077
Fees receivable	3,396
Equity method investments	7,114
Intangible assets	—
Goodwill	—
Operating lease right-of-use assets	1,353
Deferred tax assets, net	1,736
Other assets, net	9,409
Contingent consideration receivable	$1,389
Assets of discontinued operations	$25,474
Liabilities
Accounts payable and accrued expenses	8,587
Accrued compensation and profit sharing	153
Debt, net of unamortized deferred financing cost	—
Operating lease liability	2,070
Deferred tax liability	—
Other liabilities, net	4,087
Liabilities of discontinued operations	$14,897

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of net income (loss) from discontinued operations, net of taxes:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Management/advisory fees	$349	$1,532	$1,976	$6,450
Other income/fees	—	3	1	239
Total income	349	1,535	1,977	6,689
Operating Expenses
Compensation and employee benefits	85	2,327	3,039	13,814
Systems, technology and telephone	21	200	457	705
Sales, distribution and marketing	(27)	66	129	274
Occupancy costs	(5)	232	433	761
Professional fees	(544)	4,270	4,253	8,919
Travel and entertainment	4	156	135	398
Depreciation and amortization	—	33	—	124
General, administrative and other	916	748	3,280	1,928
Total operating expenses	450	8,032	11,726	26,923
Total operating income (loss)	(101)	(6,497)	(9,749)	(20,234)
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	—	(41,815)	—	(42,510)
Gain (loss) on investments	(19,845)	368	(21,049)	(1,960)
Interest expense		(6)	—	(6)
Interest income	2	47	13	120
Other income (expense)		(3)	—	(3)
Income (loss) before taxes	(19,944)	(47,906)	(30,785)	(64,593)
Income tax (expense) benefit	(1)	1	(61)	(70)
Net income (loss) from discontinued operations, net of income tax	$(19,945)	$(47,905)	$(30,846)	$(64,663)

Cash flows related to the disposal of the International Real Estate Businesses are included in the discontinued operations section of the Condensed Consolidated Statement of Cash Flows for all periods presented.
International Real Estate
Prior to deconsolidation, the Company’s International Real Estate segment included its Real Estate Co-Investment and Real Estate Fund Management businesses.
Real Estate Co-Investment
Real Estate Co-Investment oversaw deal origination, documentation, and structuring from inception to exit for a variety of strategies, including development, income, value-add, and planning. Investors were typically HNWIs, single family offices, and institutional investors. Management fees were earned through private real estate fund advisory and recurring fees. These fees, governed by an investment advisory agreement, were calculated on a sliding scale based on the fund’s NAV. As a sponsor of private market transactions, the Real Estate Co-Investment businesses generated income from debt and equity structures, including arrangement, management, advisory, performance, and transaction fees. If feeder vehicles were established for clients, additional administration and advisory fees also applied.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Real Estate Fund Management
Prior to the first quarter of 2024, the Real Estate Fund Management business managed two funds based in the United Kingdom: LXi REIT plc (“LXi”), and Home Long Income Fund (“HLIF”), a private fund. As described further below, during 2024 the Company had exited the management of LXi.
Home Long Income Fund
Home Long Income Fund was an English open-ended investment company launched in October 2018. Its investment objective was to deliver secure inflation-protected income and capital growth by investing in a portfolio of UK homeless shelters. HLIF was advised by SHIA and AFM UK acted as its alternative investment fund manager. Both SHIA and AFM UK were wholly owned subsidiaries of the Company. See Note 20 (Commitments and Contingencies) for discussion on HLIF’s litigation status.
LXi REIT plc

LXi was an English real estate investment trust company, launched in February 2017, whose shares are traded on the premium segment of the London Stock Exchange’s Main Market. LXi was advised by LXi REIT Advisors Limited (“LRA”), and its investment objective was to deliver inflation-protected income and capital growth over the medium-term for its shareholders through investing in a diversified portfolio of UK property that benefited from long-term index-linked leases with institutional-grade tenants. On January 9, 2024, AlTi RE Public Markets Limited entered into heads of terms to sell 100% of the equity of LRA, the advisor to the publicly-traded fund LXi, to LondonMetric Property Plc (“LondonMetric”). This disposal was completed on March 6, 2024.
(4)Business Combinations and Divestitures
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $34.3 million. Included in the total consideration is cash consideration of $25.3 million, and estimated contingent consideration of $9.0 million comprised of the Envoi earn-out liability and earn-out growth consideration liability. A portion of the contingent consideration will be used to establish a retention pool which is payable in a mixture of cash and equity to employees upon meeting certain revenue thresholds over a required service period. The portion of contingent consideration used to establish the retention pool is treated as compensation rather than consideration transferred. Refer to Note 6 (Equity-Based Compensation) for further details about the related equity award. The amount of contingent consideration related to consideration transferred was measured at fair value at the acquisition date and recorded within the Earn-out liabilities, at fair value line item in the Condensed Consolidated Statement of Financial Position. The total purchase consideration is summarized below:

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

Fair Value of Net Assets Acquired and Intangibles

In accordance with ASC 805, the assets and liabilities were recorded at their respective fair values as of July 1, 2024. The Company developed the fair value of intangible assets, which includes customer relationships, using various techniques including the multi-period excess earnings method. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the business combination, which does not qualify as a separately recognized intangible asset. The goodwill resulting from this acquisition

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

is expected to be deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

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

The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. The contingent consideration was measured at fair value at the Kontora Acquisition Date and recorded within the Earn-out liabilities, at fair value line item in the Condensed Consolidated Statement of Financial Position. In addition to the contingent consideration, the Company may be required to make additional compensatory payments comprised of a combination of cash and equity at the Company’s option based on Kontora’s adjusted EBITDA (see Note 6 Equity-Based Compensation).

(Dollars in Thousands)	Amount
Initial purchase price	$8,740
Settlement of debt	1,213
Contingent consideration	5,743
Total purchase consideration transferred	$15,696

The Company incurred $1.6 million of direct acquisition-related expenses, which were recognized in the Professional fees line item of the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2025.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Kontora Acquisition:

(Dollars in Thousands)	Kontora Acquisition Date Fair Value
Cash and cash equivalents	$3,440
Fees receivable	2,702
Equity method investments	28
Intangible assets	14,075
Goodwill	981
Operating lease right-of-use assets	1,952
Deferred tax assets, net	1,451
Other assets, net	2,326
Total Assets Acquired	$26,955
Accounts payable and accrued expenses	526
Accrued compensation and profit sharing	218
Debt, net of unamortized deferred financing cost	732
Operating lease liability	1,952
Deferred tax liability	4,774
Other liabilities, net	3,057
Total Liabilities Assumed	$11,259
Total Assets Acquired and Liabilities Assumed	$15,696

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Kontora Acquisition Date. During the nine months ended September 30, 2025, the Company made a measurement period adjustment to the purchase price allocation, which resulted in a decrease to intangible assets of $0.7 million, an increase to goodwill of $0.4 million, a decrease to deferred tax liability of $0.3 million, an increase to other assets, net of $24.0 thousand and a decrease to the purchase consideration of $10.0 thousand. At this time we do not expect any additional material adjustments to the above allocations. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Below is a summary of the intangible assets acquired in the Kontora Acquisition:

(Dollars in Thousands)	Kontora Acquisition Date Fair Value	Estimated Life (Years)
Brand	$187	3
License	4,385	15
Customer relationships	9,443	15
Software	60	3
Total Intangible Assets	$14,075

The results of operations for Kontora have been included in the Company’s condensed consolidated financial statements as of the Kontora Acquisition Date.
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for Envoi, EEA, PW, and Kontora for the three and nine months ended September 30, 2025 and September 30, 2024. The unaudited supplemental pro forma financial information gives effect to the acquisitions as if they had occurred on January 1, 2024. The unaudited pro forma financial information for Envoi, EEA, and PW have been excluded for the three and nine months ended September 30, 2025 and as of April 30, 2025 for Kontora since their results of operations are included in our unaudited condensed consolidated statement of operations for that period.
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the Envoi, EEA, PW, and Kontora acquisitions had taken place on January 1, 2024, nor is it indicative of future results.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenue	$57,238	$51,809	$172,656	$167,518
Net income (loss)	$(84,135)	$(72,542)	$(106,843)	$(43,116)

FOS

On May 8, 2024, the Company sold FOS, its European-based trust and private office service which was part of the Company’s Wealth & Capital Solutions segment, for a cash consideration of approximately $20.1 million. Subsequently, an adjustment to the cash consideration of $(0.6) million was made, resulting in a final cash consideration of approximately $19.5 million.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Management/advisory fees	$51,680	$48,101	$145,692	$136,436
Incentive fees	2,435	88	2,985	304
Distributions from investments	3,081	3,562	17,955	9,972
Other fees/income	42	58	69	207
Total Income	$57,238	$51,809	$166,701	$146,919

(Dollars in Thousands)	As of September 30, 2025	As of December 31, 2024
Management/advisory fees receivable
Beginning balance	$28,896	$26,802
Ending balance (1)	34,745	28,896

Incentive fees receivable
Beginning balance	$1,324	$40,356
Ending balance (2)	2,992	1,324

Other fees/income receivable
Beginning balance	$—	$—
Ending balance	—	—

Deferred management/advisory fees
Beginning balance	$—	$—
Ending balance	(181)	—

Deferred other fees/income
Beginning balance	$—	$—
Ending balance	—	—
(1) As of September 30, 2025 and December 31, 2024, this amount includes $0.5 million and $0.7 million, respectively, in Management/advisory fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(2) As of September 30, 2025 and December 31, 2024, this amount includes $1.3 million and $0.2 million, respectively, in Incentive fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.

(6)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the board of directors under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 20,798,132,

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

of which 6,032,108 remain available as of September 30, 2025. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.

The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of September 30, 2025, the Company has an unrecognized equity-based compensation expense of $28.3 million, which is expected to be recognized over a weighted average period of 1.78 years.

The following table summarizes the equity-based compensation award activity for the nine months ended September 30, 2025, and September 30, 2024:

	September 30, 2025		September 30, 2024
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	6,216,514	$4.86	4,797,464	$4.64
Restricted common stock granted	7,676,202	3.82	4,123,786	5.19
Restricted common stock forfeited	(256,559)	4.76	(615,060)	4.51
Restricted common stock vested	(2,231,567)	4.60	(1,823,811)	4.99
Restricted common stock awards outstanding at end of period	11,404,590	$4.22	6,482,379	$4.90

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations, during the three and nine months ended September 30, 2025, and September 30, 2024:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
RSUs	$4,616	$3,076	$13,733	$8,168
PRSUs	665	1,715	2,535	2,180
Acquisition-related	192	1,809	4,523	4,854
Revenue share	285	435	492	799
Deferred compensation	1,343	871	2,432	3,245
Accrued compensation	19	—	46	—
Total	$7,121	$7,905	$23,761	$19,247

RSUs
On May 31, 2023, the Company granted 4,697,317 RSUs to its employees, which vest over a three-year period and had a fair value of $4.35 per share. On June 5, 2024, the Company granted 2,219,661 RSUs to its employees, which vest over a three-year period and had a fair value of $4.78 per share. On February 27, 2025 and May 14, 2025, the Company granted 2,772,576 and 99,245, respectively, of RSUs to its employees, which vest over a three-year period and had a fair value of $3.45 and $3.32, respectively, per share. These grants resulted in compensation expense of $2.5 million and $2.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $9.0 million and $6.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Since the initial grant date of these awards, 1,047,964 shares have been forfeited.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 23, 2023, in connection with the Business Combination, the Company granted 65,554 RSUs to its board of directors, which vested over an approximate nine-month period and had a fair value of $12.56 per share. On March 1, 2024, the Company granted 138,564 RSUs to its board of directors, which vested over a four-month period and had a fair value of $5.87 per share. On June 27, 2024, the Company granted 123,732 RSUs to its board of directors, which vested over a twelve-month period and had a grant date fair value of $4.91 per share. On August 2, 2024, the Company granted 45,549 RSUs to its board of directors, which vested over an eleven-month period and had a grant date fair value of $4.38 per share. On June 23, 2025, the Company granted 231,889 RSUs to its board of directors, which vest over a twelve-month period and had a grant date fair value of $4.07 per share. These grants resulted in compensation expense of $0.2 million and $0.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
On various dates throughout 2023, the Company granted 111,148 and 118,987 RSUs to employees, representative of buy-out equity awards as restricted units, vesting generally over a one to three year period, with a fair value of $7.66 and $8.72, respectively, per share. On February 6, 2024, the Company granted 29,154 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a two year period, with a fair value of $5.36 per share. On December 23, 2024, the Company granted 57,458 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a three year period, with a fair value of $4.14 per share. On April 15, 2025, the Company granted 81,266 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a three-year period, with a fair value of $3.31 per share. The Company recognized compensation expense of $0.1 million and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, related to these buy-out equity awards. Since the initial grant date of these awards, 39,662 shares have been forfeited.

During nine months ended September 30, 2025, the Company reclassed certain liability classified retention awards to be equity classified. The Company recognized compensation expense for the three and nine months ended September 30, 2025 of $1.8 million and $3.2 million, respectively, related to these retention awards.

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

On June 5, 2024, the Company granted 1,567,125 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $5.76 per share using the following model inputs and assumptions: i) ending average stock price of $4.78, ii) volatility rate of 62.1%, iii) risk free rate of 4.5% and iv) expected term of 2.88 years. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. On May 22, 2025, the Company granted 263,564 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $2.82 per share using the following model inputs and assumptions: i) ending average stock price of $3.19, ii) volatility rate of 60.7%, iii) risk free rate of 4.0% and iv) expected term of 2.86 years. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. These grants resulted in compensation expense of $0.7 million and $1.7 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $2.5 million and $2.2 million for the nine months ended September 30, 2025 and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024, respectively. Since the initial grant date of these awards, 289,942 shares have been forfeited.

Acquisition-Related Equity-Based Compensation Awards

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024, and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of ten business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million, respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The number of shares awarded will be calculated based on the twenty day average volume weighted average price of the Company’s Class A Common Stock preceding the first and second payment dates. The Company recognized an expense for the earn-ins of $12.8 thousand and $0.7 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.9 million and $3.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same pattern as the above-described amendment for the compensatory earn-ins. On April 1, 2025, the final contingent consideration payment was made, extinguishing the liability balance as of September 30, 2025. As of December 31, 2024, this contingent consideration is recorded as a liability of $0.9 million in the Earn-in consideration payable line of the Condensed Consolidated Statement of Financial Condition.

In connection with the Company’s acquisition of East End Advisors (see Note 4 Business Combinations and Divestitures), certain employees of East End Advisors are entitled to receive a portion of the contingent consideration comprised of a combination of additional cash and shares of the Company (the “EEA Equity Awards”) based on the future EBITDA performance targets between the closing date of April 3, 2024 and the fifth anniversary of the closing date. The portion of the EEA Equity Awards to be issued in shares was measured at fair value as of the closing date. The Company recognized compensation expense for the estimated shares in relation to the accrual of the EEA Equity Awards of $0.5 million and $0.7 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $1.7 million and $1.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

In connection with the Company’s acquisition of Envoi (see Note 4 Business Combinations and Divestitures), certain employees of Envoi are entitled to receive a portion of the earn-out growth consideration liability comprised of a combination of cash and additional shares of the Company (the “Envoi Equity Awards”). Compensation expense related to the Envoi Equity Awards is determined in accordance with revenue based formulas provided for in the asset purchase agreement and are payable to eligible employees in 2028. The Company recognized compensation expense in relation to the accrual of the Envoi Equity Awards of $40.6 thousand and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the Company’s acquisition of PW (see Note 4 Business Combinations and Divestitures), certain employees of PW were entitled to receive additional shares of the Company (the “PW Earn-Ins”). The PW Earn-Ins were payable in equity upon the achievement of certain integration milestones and were due for payment no later than March 1, 2025. The estimated deferred consideration was paid in cash and equity during the first quarter ended March 31, 2025. The Company recognized compensation expense in relation to the accrual of the PW Earn-Ins of $0.4 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

In connection with the Company’s acquisition of Kontora (see Note 4 Business Combinations and Divestitures), the Company may be required to make additional compensatory payments comprised of a combination of cash and equity at the Company’s option based on Kontora’s adjusted EBITDA (the “Kontora Earn-Ins”). The Company recognized compensation expense in relation to the accrual of the Kontora Earn-Ins of $(0.4) million and $1.8 million for the three and nine months ended September 30, 2025, respectively.

Revenue Share

During the three months ended September 30, 2025 and September 30, 2024, the Company accrued $0.3 million and $0.4 million, respectively, and during the nine months ended September 30, 2025 and September 30, 2024, the Company accrued $0.5 million and $0.8 million, respectively, in compensation expense related to various revenue share arrangements to its employees, which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.

Deferred Compensation Liability

In connection with the acquisition of all of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Singapore) Pte Limited (“ALWP”) pursuant to the terms of the share purchase agreement between the Company and ALWP on April 6, 2023, the Company accrued, during the three months ended September 30, 2025 and September 30, 2024, $1.3 million and $0.9 million, respectively, and during the nine months ended September 30, 2025 and September 30, 2024, $2.4 million and $3.2 million, respectively, in shares of Class A Common Stock which is included in Compensation and employee benefits in the Condensed Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Condensed Consolidated Statement of Financial Position.
(7)Income Taxes

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

underlying assets and liabilities. The Company’s estimate is based on the most recent information available. The tax basis and state impact of the Umbrella Partnership and its underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.

The Company had an effective tax rate of (39.1)% and 7.8% for the three months ended September 30, 2025 and September 30, 2024, respectively, and (20.4)% and 9.1% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rates were calculated using an Annual Effective Tax Rate approach. The book income related to fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, state and local taxes, and the impact of a full valuation allowance on the Company’s deferred tax assets, including those generated in the Company’s subsidiaries in the U.S. and the U.K and its investment in Umbrella.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. As of September 30, 2025, the Company has recorded a full valuation allowance of $74.4 million against its deferred tax assets, including those generated by its subsidiaries in the U.S. and U.K. and its investment in Umbrella. The key factor for providing a full valuation allowance was our 3-year cumulative operating losses. Once the Company begins generating profits, we will re-evaluate whether a full valuation allowance remains appropriate or if the allowance should be reduced. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

The Company is currently under examination by the New York City UBT for the years ended December 2020 and 2021. We do not believe that there is material exposure in connection with the examination. As of September 30, 2025, the Company has evaluated its tax filing positions and assessed no change to the reserve of $0.2 million unrecognized tax benefits.
(8) Fair Value Disclosures
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
•Kontora Earn-Out Liability - The Company’s valuation approach utilized a Discounted Cash Flow approach to determine the fair value using the liability discount rate which is estimated based on the Kontora subgroups’ weighted average cost of capital for a useful life of ten years.
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
The following is a summary categorization of the Company’s financial instruments based on the inputs utilized in determining the value of such financial instruments. Investments at fair value as of September 30, 2025, and December 31, 2024 are presented below:

	As of September 30, 2025
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$42	$—	$—	$42
Exchange-traded funds and BDC funds	34	—	—	34
Investments – External Strategic Managers	—	—	149,867	149,867
Investments – Affiliated Funds (1)	—	—	—	2,255
Contingent consideration receivable	—	—	—	—
Other	6	50	—	56
Total	$82	$50	$149,867	$152,254

Liabilities:
Preferred stock tranche liability	$—	$—	$1,650	$1,650
Earn-out liabilities	—	—	50,745	50,745
TRA liability (2)	—	—	10,767	10,767
Total	$—	$—	$63,162	$63,162
(1) Investments in Affiliated Funds are measured at fair value using the NAV (or its equivalent) practical expedient. The Company’s investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment company as reported and without adjustment. The Company does not have any commitments to the Affiliated Funds and redemptions are permitted on a monthly basis and require 30 days’ notice. The strategies of the Affiliated Funds primarily focus on near-dated, hard catalyst events that typically involve hostile deals, proposals, minority interest buy-ins, leverage buyouts, activism, spin-offs, recapitalizations, and agreed upon deals. The investments held in the Affiliated Funds are primarily highly liquid and marketable securities. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Statement of Financial Position.
(2) The Company carries a portion of its TRA liability at fair value equal to the expected future payments under the TRA.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2024
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$105	$—	$—	$105
Exchange-traded funds and BDC funds	118	—	—	118
Investments – External Strategic Managers	—	—	147,568	147,568
Investments – Affiliated Funds (1)	—	—	—	883
Contingent consideration receivable	—	—	—	—
Total	$223	$—	$147,568	$148,674

Liabilities:
Preferred stock tranche liability	$—	$—	$3,940	$3,940
Earn-out liabilities	—	—	64,639	64,639
TRA liability (2)	—	—	9,378	9,378
Earn-in consideration payable	932	—	—	932
Total	$932	$—	$77,957	$78,889
(1) Investments in Affiliated Funds are measured at fair value using the NAV (or its equivalent) practical expedient. The Company’s investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment company as reported and without adjustment. The Company does not have any commitments to the Affiliated Funds and redemptions are permitted on a monthly basis and require 30 days’ notice. The strategies of the Affiliated Funds primarily focus on near-dated, hard catalyst events that typically involve hostile deals, proposals, minority interest buy-ins, leverage buyouts, activism, spin-offs, recapitalizations, and agreed upon deals. The investments held in the Affiliated Funds are primarily highly liquid and marketable securities. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Statement of Financial Position.
(2) The Company carries a portion of its TRA liability at fair value equal to the expected future payments under the TRA.
Reconciliation of Fair Value Measurements Categorized within Level 3
Unrealized gains and losses on the Company’s assets and liabilities carried at fair value on a recurring basis are included within other losses in the Condensed Consolidated Statement of Operations. During the year ended December 31, 2024, there was one transfer from Level 3 to Level 1 of the AWMS earn-out liability. The following table sets forth a summary of changes in the fair value of Level 3 measurements as of September 30, 2025 and December 31, 2024:

	Level 3 Liabilities as of September 30, 2025
(Dollars in Thousands)	TRA liability	Earn-out liability	EEA earn-out liability	Envoi earn-out consideration liability	Envoi earn-out growth consideration liability	Kontora earn-out liability	Preferred stock tranche liability	Total
Beginning balance	$9,378	$23,848	$29,871	$9,600	$1,320	—	$3,940	$77,957
Issuances	—	—	—	—	—	5,743	—	5,743
Settlements	—	—	(7,387)	(2,953)	—	—	—	(10,340)
Net (gains) losses	1,389	(12,447)	1,741	613	(250)	1,046	(2,290)	(10,198)
Transfers out of Level 3	$—	$—	—	—	—	—	$—	$—
Ending balance	$10,767	$11,401	$24,225	$7,260	$1,070	6,789	$1,650	$63,162

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Level 3 Liabilities as of December 31, 2024
(Dollars in Thousands)	TRA liability	Earn-out liability	AWMS earn-out liability	EEA earn-out liability	Envoi earn-out consideration liability	Envoi earn-out growth consideration liability	Preferred stock tranche liability	Total
Beginning balance	$13,233	$62,380	$1,064	$—	$—	$—	$—	$76,677
Issuances	—	—	—	23,308	7,980	1,020	4,540	36,848
Settlements	—	—	—	—	—	—	—	—
Net (gains) losses	(3,855)	(38,532)	39	6,563	1,620	300	(600)	(34,465)
Transfers out of Level 3	$—	$—	(1,103)	—	—	—	—	(1,103)
Ending balance	$9,378	$23,848	$—	$29,871	$9,600	$1,320	$3,940	$77,957

	Level 3 Assets as of September 30, 2025
(Dollars in Thousands)	Investments – External Strategic Managers	Total
Beginning balance	$147,568	$147,568
Realized and Unrealized Gains (Losses)	2,299	2,299
Ending balance	$149,867	$149,867

	Level 3 Assets as of December 31, 2024
(Dollars in Thousands)	Investments – External Strategic Managers	Total
Beginning balance	$164,077	$164,077
Realized and Unrealized Gains (Losses)	(16,509)	(16,509)
Purchases	—
Ending balance	$147,568	$147,568

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of September 30, 2025

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$149,867	Discounted Cash Flow	Discount rate	17.5% -30.0%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$10,767	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.2% - 11.2%	Lower
			Equity risk premium	6.0% - 13.0%	Lower
Business Combination earn-out liability	$11,401	Monte Carlo	Volatility	70.0%	Higher
			Risk-free rate	3.6%	Higher
EEA earn-out liability	$24,225	Discounted Cash Flow	EBITDA Discount Rate	14.6%	Lower
			Risk-free rate	3.6%	Lower
			Credit spread	8.5%	Lower
Envoi earn-out consideration liability	$7,260	Discounted Cash Flow	Revenue risk-adjusted discount rate	11.5%	Lower
			Risk-free rate	3.6%	Lower
			Credit spread	8.3%	Lower
Envoi earn-out growth consideration liability	$1,070	Monte Carlo	Metric volatility	28.0%	Lower
			Risk-free rate	3.6%	Lower
			Revenue discount rate	11.5%	Lower
			Credit Risk Adjusted Discount Rate	11.8%	Lower
Kontora earn-out liability	$6,789	Discounted Cash Flow	Discount rate	11.0%	Lower
Preferred stock tranche liability	$1,650	Binomial lattice model	Volatility	47.5%	Lower
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.7%	Lower
			Credit spread	8.5%	Lower

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2024

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$147,568	Discounted Cash Flow	Discount rate	18.0% -33%	Lower
			Long-term growth rate	4.0%	Higher

Level 3 Liabilities:
TRA liability	$9,378	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.2% - 10.9%	Lower
			Equity risk premium	6.1% - 13.2%	Lower
Business Combination earn-out liability	$23,848	Monte Carlo	Volatility	70.0%	Higher
			Risk-free rate	4.3%	Higher
EEA earn-out liability	$29,871	Discounted Cash Flow	EBITDA Discount Rate	16.3%	Lower
			Risk-free rate	4.3%	Lower
			Credit spread	7.9%	Lower
Envoi earn-out consideration liability	$9,600	Discounted Cash Flow	Growth rate	10.9%	Higher
			Revenue risk-adjusted discount rate	12.5%	Lower
			Risk-free rate	4.2%	Lower
			Credit spread	7.7%	Lower
Envoi earn-out growth consideration liability	$1,320	Monte Carlo	Metric volatility	33.0%	Lower
			Risk-free rate	4.3%	Lower
			Revenue discount rate	12.5%	Lower
			Credit Risk Adjusted Discount Rate	11.9%	Lower
Preferred stock tranche liability	$3,940	Binomial lattice model	Volatility	50.0%	Higher
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.8%	Lower
			Credit spread	7.9%	Lower

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Equity Method Investments
As of September 30, 2025 and December 31, 2024, the Company had $0.1 million and $20.4 million, respectively, of equity method investments recorded within equity method investments on the Condensed Consolidated Statement of Financial Position and Condensed Consolidated Statement of Financial Position, respectively. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

The Company recognized $18.5 thousand and $1.7 million for the three and nine months ended September 30, 2024, respectively, of impairment on its equity method investments within gain (loss) on investments in the Condensed Consolidated Statement of Operations.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Cost and Fair Value of Investments as of September 30, 2025 and December 31, 2024 are presented below:

	As of September 30, 2025		As of December 31, 2024
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$38	$42	$122	$105
Exchange-traded funds and BDC funds	17	34	101	112
TIG Arbitrage Associates Master Fund	482	557	482	515
TIG Arbitrage Enhanced Master Fund	179	1,546	179	229
Arkkan Opportunities Feeder Fund	111	152	111	139
Arkkan Capital Management Limited	20,062	19,361	20,062	21,181
Zebedee Asset Management	68,913	81,822	68,913	80,127
Romspen Investment Corporation	72,523	48,684	72,523	46,260
Other	55	56	6	6
Total Investments at fair value	$162,380	$152,254	$162,499	$148,674

Equity method investments:
Real estate equity method investments	$—	$—	$—	$—
Wealth management - investment advisory	$135	$135	$20,403	$20,403
Carried interest vehicles	$—	$—	$—	$—
Total Equity method investments	135	135	20,403	20,403

Total	$162,515	$152,389	$182,902	$169,077
The Company’s Investments at fair value include unrealized gains (losses) and realized gains (losses) in the Condensed Consolidated Statement of Financial Position.
The breakdown of unrealized gains (losses) and realized gains (losses) on Investments at fair value for the relevant periods are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gains (Losses) on Investments at fair value:
Realized gains (losses)	$—	$5	$(20)	$12
Unrealized gains (losses)	4,226	5,878	3,682	2,955
Total gains (losses) on Investments at fair value	$4,226	$5,883	$3,662	$2,967

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statement of Financial Position.

	As of September 30, 2025
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment/Disposals	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	22.0	$290,262	$—	$(29,600)	$260,662
Investment management agreements	0.0	247	—	(247)	—
Trade names	9.3	12,280	—	(3,521)	8,759
License	15.0	4,532		(121)	4,411
Acquired internally developed software	5.0	1,300	(600)	(490)	210
Other intangible asset	1.4	669	—	(630)	39
Total amortized intangible assets		309,290	(600)	(34,609)	274,081
Non-amortized intangible assets (1)
Other intangible asset		4	—	—	4
Investment management agreements (3)		201,000	(35,000)	—	166,000
Total non-amortized intangible assets		201,004	(35,000)	—	166,004

Total intangible assets		$510,294	$(35,600)	$(34,609)	$440,085

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products and other intangible assets related to domain names and other software, for which there is no contractual termination date.

(2) As of September 30, 2025, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $14.8 million and purchase price adjustments of $(0.7) million (see Note 4 (Business Combinations and Divestitures)) related to the Kontora Acquisition, as well as foreign currency translation differences of $3.9 million.

(3) During the third quarter ended September 30, 2025, the Company recognized an impairment of $35.0 million related to TIG’s Investment Management Agreement (“IMA”), which is classified as an indefinite-lived intangible asset. Drivers of the impairment for the IMA include the financial projections and discount rate.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2024
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment	Accumulated Amortization	Net Carrying Amount
Intangible assets
Amortizing intangible assets
Customer relationships	22.3	$277,117	$—	$(18,999)	$258,118
Trade names	9.4	11,941	—	(2,351)	9,590
Acquired internally developed software	5.0	1,300	—	(445)	855
Total amortized intangible assets		290,358	—	(21,795)	268,563
Non-amortized intangible assets (1)
Investment management agreements (3)		245,900	(44,900)	—	201,000
Total intangible assets		$536,258	$(44,900)	$(21,795)	$469,563
(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products, in which there is no contractual termination date.

(2) As of December 31, 2024, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $99.3 million related to the PW, EEA, and Envoi Acquisitions, a transfer of $4.6 million to Goodwill related to measurement period adjustments for the EEA Acquisition and a transfer of $1.0 million from Goodwill related to measurement period adjustments for the Envoi Acquisition (see Note 4 Business Combinations and Divestitures), as well as foreign currency translation differences of $(1.3) million.

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
Amortization expense of approximately $4.1 million and $4.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $11.8 million and $9.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, was recognized.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of September 30, 2025
2025	$4,062
2026	16,218
2027	16,202
2028	16,157
2029 and beyond	221,442
Total	$274,081

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(12) Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of September 30, 2025	As of December 31, 2024
Fixed assets, net:
Leasehold improvements	$18,698	$17,736
Office equipment and furniture	5,632	2,849
Foreign currency translation difference	426	285
Accumulated depreciation and amortization	(6,275)	(4,861)
Fixed assets, net	18,481	16,009
Lease incentive receivables	—	5,522
Accrued income	16,187	13,423
Prepaid expenses	9,268	8,776
Sundry receivables	4,344	2,610
Other receivables	2,637	2,984
Third party receivables related to IRE	2,063	—
Other assets	1,158	1,064
Other assets, net (1)	$54,138	$50,388

(1) As of September 30, 2025 and December 31, 2024, these amounts include $0.3 million and $0.5 million, respectively, in receivables due from related parties. See Note 17 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Condensed Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of September 30, 2025	As of December 31, 2024
PW deferred consideration	$—	$3,339
Payroll taxes	1,357	1,128
Corporation tax payable	3,503	2,415
Other (1)	2,972	(168)
Accrued legal	4,639	5,125
Other Liabilities, net (2)	$12,471	$11,839
(1) The other category is comprised primarily of miscellaneous payables and provisions.
(2) As of September 30, 2025 and December 31, 2024, these amounts include $3.3 million and $6.7 million, respectively, in liabilities due to related parties.
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
The components of lease costs are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease expense	$2,699	$3,814	$8,865	$9,357
Variable lease expense	632	800	1,921	1,962
Short-term lease expense	75	61	198	187
Total lease expense (1)	$3,406	$4,675	$10,984	$11,506
(1) These amounts include $0.1 million and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, in operating lease expense from related parties. See Note 17 (Related Party Transactions) for further details.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2024
Operating cash flow information:
Operating cash flow from operating leases (1)	$6,271	$6,276
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$3,977	$6,442
(1) These amounts include $0.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, in operating cash flow from operating leases from related parties. See Note 17 (Related Party Transactions) for further details.
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease term	11.29	11.46
Weighted-average discount rate	6.29%	5.99%
Future minimum lease payments for the Company’s operating leases as of September 30, 2025, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
Rest of 2025	$3,200
2026	9,425
2027	8,719
2028	8,210
2029	6,973
2030 and beyond	54,964
Total lease payments	91,491
Less: Imputed interest	27,769
Present value of lease liabilities	$63,722

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(14) Goodwill, net
The following table provides a reconciliation of Goodwill, net reported on the Condensed Consolidated Statement of Financial Position and Condensed Consolidated Statement of Financial Position as of September 30, 2025 and December 31, 2024, respectively.

(Dollars in Thousands)	As of September 30, 2025	As of December 31, 2024

Beginning Balance
Gross goodwill	$377,842	$361,780
Net goodwill:	$377,842	$361,780

Goodwill acquired during the period	$542	$44,065
Impairment charges	—	(29,367)
Measurement period adjustments	439	—
Currency translation and other adjustments	$6,898	$1,364
	$7,879	$16,062
Ending Balance		$—
Gross goodwill	$385,721	$377,842
Net goodwill	$385,721	$377,842
During the year ended December 31, 2024, the Company recognized a $29.4 million impairment to goodwill. The primary drivers of impairment were a decrease in the financial projections resulting from redemption activity, existing levels of AUM, the change in the discount rate for the IMAs, and market multiples for goodwill.

The Company believes that its procedures for estimating the fair value of the reporting units are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our reporting units. Future impairments of our indefinite lived intangible assets and reporting units could be required, which could be material to the condensed consolidated financial statements.
(15) Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value (2)	Debt Outstanding	Net Carrying Value(1)	Fair Value (2)
Kontora Credit Facility
Term Loan	$586	$586	$586	—	—	—
Total Debt	$586	$586	$586	$—	$—	$—
(1) Represents debt outstanding net of unamortized debt issuance costs.
(2) The fair value of the Term Loan approximates carrying value as of September 30, 2025.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Kontora Credit Facility

On April 30, 2025 the Company acquired Kontora. See Note 4 (Business Combinations and Divestitures). At the acquisition date, Kontora had a term loan with HypoVereinsbank with an outstanding principal amount of $0.6 million. The term loan is repayable in fixed quarterly installments of $0.1 million plus interest, with the final payment due on June 30, 2027. The term loan bears interest at 6.7% per annum which is payable quarterly. Throughout the period of the loan Kontora Family Office GmbH, as a standalone entity, is required to maintain economic equity of the higher of $1.8 million or 30% of the total assets of this standalone entity.
Contractual maturities of the term loan as of September 30, 2025, are set out in the table below:

(Dollars in Thousands)	Aggregate Maturities
2025	$84
2026	$337
2027	$165
2028	$—
2029	$—
Total	$586
Allianz Tranche Right

The Company issued the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. See Note 1 (Description of the Business) for details. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at the stated price for $18.5 million. As of September 30, 2025 and December 31, 2024, the Allianz Tranche Right of $1.7 million and $3.9 million, respectively, is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statement of Financial Position. For the three and nine months ended September 30, 2025, the change in fair value of the Allianz Tranche Right is $0.5 million and $2.3 million, respectively, which is recorded in the line item Gain (loss) on preferred stock liability in the Condensed Consolidated Statement of Operations.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

(Dollars in Thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Plan Contributions	$969	$785	$2,832	$2,323
As of September 30, 2025, $1.4 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(17) Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Condensed Consolidated Balance Sheet Line Item	As of September 30, 2025	As of December 31, 2024
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$276	$435
Due from Equity Method Investees	Other assets	$50	$30
Working capital adjustment in connection with the purchase of Kontora	Other assets	$1,393	$—
Due from Alvarium related fee arrangements	Fees receivable, net	$—	$84
Due from TIG related fee arrangements	Fees receivable, net	$1,808	$804

Related Party Investments
Equity method investment with Allianz	Equity method investments	$—	$20,300

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members	Accrued member distribution payable	$(3,260)	$(3,355)
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(32,484)	$(28,765)
Delayed share purchase agreement	Delayed share purchase agreement	$—	$—
Delayed share purchase agreement	Accrued compensation and profit sharing	$—	$—
PW deferred consideration	Other liabilities	$—	$(3,339)
Due to certain employees	Other liabilities	$(740)	$—
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liabilities, at fair value	$(11,401)	$(23,848)
EEA earn-out liability	Earn-out liabilities, at fair value	$(24,225)	$(29,871)
Envoi earn-out consideration liability	Earn-out liabilities, at fair value	$(7,260)	$(9,600)
Envoi earn-out growth consideration liability	Earn-out liabilities, at fair value	$(1,070)	$(1,320)
Kontora earn-out liability	Earn-out liabilities, at fair value	$(6,789)	$—
Preferred stock tranche liability	Preferred stock tranche liability	$(1,650)	$(3,940)
Office lease liability	Operating lease liabilities	$(1,236)	$(305)

Mezzanine Equity
Series A Preferred Stock	Series A Redeemable Cumulative Convertible Preferred Stock	$166,924	$142,858
Series C Preferred Stock	Series C Redeemable Cumulative Convertible Preferred Stock	$172,793	$160,808

Shareholders’ Equity
Delayed share purchase agreement	Additional paid-in capital	$—	$40
Allianz Warrants, net of issuance costs	Additional paid-in capital	$6,591	$6,591
Constellation Warrants, net of issuance costs	Additional paid-in capital	$3,003	$3,003

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

For the three months ended September 30, 2025 and September 30, 2024, the Company recognized $56 thousand and $57 thousand, respectively, and for the nine months ended September 30, 2025 and September 30, 2024, the Company recognized $168 thousand and $173 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Condensed Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Condensed Consolidated Statement of Financial Condition. As of September 30, 2025 and December 31, 2024, the balances of loans to members was $0.3 million and $0.4 million, respectively.

Due to Certain TIG GP Members and TIG MGMT Members

Certain TIG GP and TIG MGMT Members were issued a distribution from the legacy partnership businesses in connection with the Business Combination. This was treated as a partnership distribution and is presented as Accrued member distributions payable on the Condensed Consolidated Statement of Financial Condition. As of September 30, 2025 and December 31, 2024, the balance of Accrued member distributions payable was $3.3 million and $3.4 million, respectively.

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

The TRA is recognized on the Condensed Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability as of September 30, 2025 and December 31, 2024 was $32.5 million and $28.8 million, respectively. As of September 30, 2025 and December 31, 2024, the Company carried $10.8 million and $9.4 million, respectively, of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA Liability is related to the TRA Exchange of $21.7 million and $19.4 million as of September 30, 2025 and December 31, 2024, respectively, is recorded at

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

its carrying value. For the three months ended September 30, 2025 and September 30, 2024, the Company recognized a loss of $(0.9) million and a loss of $(2.5) million, respectively, and for the nine months ended September 30, 2025 and September 30, 2024, the Company recognized a loss of $(1.4) million and a gain of $3.8 million, respectively, which is recorded in Gain (loss) on TRA in the Condensed Consolidated Statement of Operations.
As of September 30, 2025, holders of Class B Units have exchanged a total of 10,844,400 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.68 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions. For the nine months ended September 30, 2025, the Company did not make any tax distributions to Class B Units holders.

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of September 30, 2025 and December 31, 2024, the fair value of the Business Combination Earn-out Liability was $11.4 million and $23.8 million, respectively, and is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value of $6.3 million and $9.7 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $12.4 million and $48.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date (or EEA earn-out liability). During the second quarter ended June 30, 2025, a cash payment of $7.4 million related to this contingent consideration was made. As of September 30, 2025 and December 31, 2024, the EEA earn-out liability of $24.2 million and $29.9 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $(0.6) million and $(5.6) million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $(1.7) million and $(6.3) million for the nine months ended September 30, 2025 and September 30, 2024, respectively, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Envoi Earn-out Liabilities

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of September 30, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $7.3 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.1 million and $1.3 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value for the Envoi earn-out consideration liability of $(0.5) million and $(0.6) million, respectively, for the three and nine months ended September 30, 2025, and the change in fair value for the Envoi earn-out growth consideration liability of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2025, which are recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. As of September 30, 2025, the Kontora earn-out liability of $6.8 million is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The Company recognized the change in fair value for the Kontora earn-out liability of $561.0 thousand and $1,046.0 thousand for the three and nine months ended September 30, 2025, respectively, which is recorded in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change.

Due to Certain Employees

In August 2020, a senior executive of the Company entered into a Share Purchase Agreement with Tiedemann Constantia AG (“TC”), a wholly owned subsidiary of the Company, in connection with a share buyback transaction pursuant to which the senior executive sold 702 shares of TC stock (“TC Shares”) to TC in exchange for a vendor loan note issued by TC (the “Vendor Loan Note”). The Vendor Loan Note accrues interest until settlement. On May 18, 2025, the senior executive sent the Company a demand notice for repayment of the Vendor Loan Note in accordance with its terms. The Company expects the loan to be settled in mid-2026. As of September 30, 2025, the outstanding balance of this loan was approximately $0.7 million and is reported in Other liabilities in the Condensed Consolidated Statement of Financial Position.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Condensed Consolidated Statement of Financial Position. The deferred consideration was paid during the first quarter ended March 31, 2025, in cash and equity totaling $3.0 million. For the nine months ended September 30, 2025, the Company recognized the change in fair value for the deferred consideration liability of $372.6 thousand, of which $390.7 thousand is recorded in Gain (loss) on earnout liabilities and $(18.1) thousand is recorded in Interest expense, both in the Condensed Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Lease Liabilities

ALWP has renewed a lease it had previously entered into for its Singapore office with a related party. The lease renewal was entered into on May 2, 2025 and will become effective on November 1, 2025. The lessor is the head of investments of this subsidiary. As of September 30, 2025 and December 31, 2024, the operating lease payable amounted to $1.2 million and $0.3 million, respectively, and is reported in the Operating lease liabilities in the Condensed Consolidated Statement of Financial Position. The Company recorded lease expense related to this lease of $0.1 million and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, which is recorded in Occupancy costs in the Condensed Consolidated Statement of Operations and $0.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, in Operating cash flow from operating leases in the Condensed Consolidated Statement of Cash Flows in the period of change.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Condensed Consolidated Statement of Financial Condition as Fees Receivable, net. As of September 30, 2025 and December 31, 2024, fees due from Alvarium related fee arrangements were $0.0 thousand and $84.0 thousand, respectively. Additionally, as of September 30, 2025 and December 31, 2024, management and incentive fees receivable due from TIG related fee agreements were $1.8 million and $0.8 million, respectively.

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

Based on Allianz’s rights under the Investor Rights Agreement, including to hold Board seats, the Company has concluded that Allianz represents a related party. As of both September 30, 2025 and December 31, 2024, the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allianz Warrants of $6.6 million are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.

On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at $1,000 per share. As of September 30, 2025 and December 31, 2024, the Allianz Tranche Right of $1.7 million and $3.9 million, respectively, is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statement of Financial Position. For the three and nine months ended September 30, 2025, the change in fair value of the Allianz Tranche Right is $0.5 million and $2.3 million, respectively, and is recorded in the line item Gain (loss) on preferred stock tranche liability in the Condensed Consolidated Statement of Operations.

On June 30, 2025, the Company’s board of directors declared dividends payable in kind to Allianz that were comprised of 50% shares of Series A Preferred Stock and 50% in shares of Class A Common Stock. The Series A Preferred Stock of 166,924, inclusive of dividends paid in kind, is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position and is presented net of issuance costs and inclusive of accrued dividends. An additional 1,523,289 shares of Class A Common Stock were issued to Allianz as part of the 50% dividends paid in kind. Refer to Note 1 (Description of the Business), Note 8 (Fair Value Disclosures), and Note 15 (Debt, net of unamortized deferred financing cost) for additional details around instruments related to the Allianz Transaction.

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

Dividends will be paid (at the option of the Company) as payment in kind increases in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of September 30, 2025, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

Additionally, the Company issued the Constellation Warrants to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. No Constellation Warrants were exercised during the nine months ended September 30, 2025. As of both September 30, 2025 and December 31, 2024, the Constellation Warrants of $3.0 million, are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(18) Segment Reporting
Prior to the third quarter ended September 30, 2025, the Company was organized into two reportable segments: Wealth & Capital Solutions and International Real Estate. On July 11, 2025, the Company’s board of directors approved a plan to conduct an orderly wind‑down of the International Real Estate Businesses. See Note 3 (Discontinued Operations) for further information. As such, during the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment, and is now organized as one reportable segment as of September 30, 2025.
Our chief operating decision maker (“CODM”), currently, our Chief Executive Officer, assesses the Company’s performance and allocation of resources based on Net income (loss) from continuing operations, as reported in the Condensed Consolidated Statement of Operations, to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures and whether to invest in certain products or services, and expense management.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended
	September 30, 2025		September 30, 2024
	Basic	Diluted	Basic	Diluted
Class A Common Stock	Included	Included	Included	Included
Class B Common Stock (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Series C Preferred Stock (3)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Allianz Tranche Right (4)	Excluded	More dilutive of two-class method or if-converted method	Excluded	If-converted method
Allianz Warrants(5)	Excluded	Treasury stock method	Excluded	Treasury stock method
Constellation Warrants(5)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(6)	Excluded	Treasury stock method	Excluded	Excluded
PW Deferred Consideration Shares(7)	Included	Included	Included	Included
Acquisition-Related Awards(8)	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested RSUs	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (9)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for instruments related to the Company’s Business Combination and Envoi earn-out liability includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into shares of Class A Common Stock as of the beginning of the period. For the nine months ended September 30, 2025 and September 30, 2024, 1,950,315 and 7,080,837, respectively, of Class B shares were converted into Class A Common Stock.
(2) On July 31, 2024, the Company issued shares of Series A Preferred Stock and warrants for shares of Class A Common Stock. The Series A Preferred Stock is entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three and nine months ended September 30, 2025, the shares of Series A Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive due to the Company’s net loss from continuing operations.
(3) During the first quarter ended March 31, 2024, the Company issued shares of Series C Preferred Stock and warrants for shares of Class A Common Stock. The Series C Preferred Stock is entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three and nine months ended

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and September 30, 2024, the shares of Series C Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(4) The Allianz Tranche Right was issued as part of the Allianz Transaction, which grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Stock at an aggregate purchase price of up to $50 million. Any additional shares of Series A Preferred Stock issued to Allianz will abide under the same conditions and terms as under the Investment as described in Note 1 (Description of the Business). The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in our diluted earnings per share if the right has been exercised within the reporting period. For the three and nine months ended September 30, 2025, an additional 18,471 shares under the Allianz Tranche Right had been issued; however, these shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(5) As mentioned in footnotes 2 and 3 above, the Company issued shares of Series A and C Preferred Stock in addition to warrants for Class A Shares to Allianz and Constellation. The warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the warrants are classified as a component of equity and can be exercised in exchange for Class A Shares, application of the treasury stock method for calculation of diluted earnings per share is applied. For the three and nine months ended September 30, 2025, the warrants were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(6) Earn-Out Shares are the portion of estimated contingent consideration related to our Business Combination, EEA earn-out liability, and Envoi growth-consideration liability that could be paid out in Class A Common Stock. Earn-Out Shares are excluded from the calculation of basic earnings per share if it’s determined that the contingency period has not been completed as of the current reporting period. As of September 30, 2025, 618,453 shares of Class A Common Stock were issued as part of the EEA earn-out liability and included in the Company’s basic earnings per share calculation.
The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. See Note 4 (Business Combinations and Divestitures) for additional information related to our Earn-Outs. For the three and nine months ended September 30, 2025 and September 30, 2024, the Earn-Out Shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(7) PW Deferred Consideration Shares relate to the portion of deferred consideration payable in Class A Common Stock upon meeting certain revenue thresholds related to our PW acquisition. During the first quarter ended March 31, 2025, the PW Deferred Consideration Shares were issued to the sellers and are included in the Company’s basic earnings per share. There are no further contingent shares outstanding related to the PW Deferred Consideration Shares. Refer to Note 4 (Business Combinations and Divestitures) for further details.
(8) Acquisition-Related Awards include the Holbein Earn-Ins, EEA Equity Awards, Envoi Equity Awards, and Kontora Earn-Ins. Certain compensatory awards related to the PW acquisition (the “PW Equity Awards”) were reclassified to be paid out fully in cash rather than equity as of September 30, 2025. As such, the PW Equity Awards are excluded from the Company’s earnings (loss) per share calculations.
For the nine months ended September 30, 2025, 1,686,763 and 436,816 shares of Class A Common Stock were issued as part of the Holbein and EEA Earn-Ins, respectively, and included in the Company’s basic earnings per share for the reporting period. Service periods related to the Holbein Earn-Ins and EEA Equity Awards had not been completed as of the three and nine months ended September 30, 2024 and therefore such shares were excluded from the calculation of basic earnings (loss) per share.
In calculating the Company’s diluted earnings (loss) per share, the Company utilized the treasury stock method to determine the potential number of dilutive shares for the three and nine months ended September 30, 2025 and September 30, 2024 for the Acquisition-Related Awards. For the three and nine months ended September 30, 2025, the EEA Equity Awards and Envoi Equity Awards were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. Refer to Note 6 (Equity-Based Compensation) for additional details for the Acquisition-Related Awards.
(9) During the second quarters ended June 30, 2024 and June 30, 2025, the Company granted PRSUs to selected members of AlTi’s executive team. Vesting of the PRSUs is based on meeting certain market conditions and the requisite service period. Unvested PRSUs would be excluded from Basic EPS calculation, but once vested, they would be included in the Basic EPS calculation. The PRSUs would be included in the computation of diluted EPS using the treasury stock method. Assumed proceeds under the treasury stock method consist of unamortized compensation cost. If dilutive, the unvested restricted stock would be considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes. If anti-dilutive, it should be excluded from the diluted EPS computation. For the three and nine months ended September 30, 2025, the PRSUs were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. See discussion of PRSUs in Note 6 (Equity-Based Compensation).

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands, except share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss) from continuing operations attributable to controlling interest - basic and diluted	$(70,541)	$(10,913)	$(96,401)	$(2,651)
Net income (loss) from continuing operations available to the Company - diluted	$(70,541)	$(10,913)	$(96,401)	$(2,651)
Weighted-average shares of Class A Common Stock outstanding - basic	102,091,550	86,399,551	98,990,021	74,993,835
Weighted-average shares of Class A Common Stock outstanding - diluted	102,091,550	86,399,551	98,990,021	74,993,835
Income (loss) from continuing operations per Class A Common Stock - basic:	$(0.69)	$(0.13)	$(0.97)	$(0.04)
Income (loss) from continuing operations per Class A Common Stock - diluted	$(0.69)	$(0.13)	$(0.97)	$(0.04)
The following table presents securities that would have been considered in the calculation of diluted earnings per share if the company had reported net income attributable to common shareholders. As income attributable to common shareholders is in a net loss position, these securities were not evaluated for potential dilution:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Class B Common Stock and Class B Units	46,562,658	—	47,697,612	—
Allianz and Constellation Warrants	7,000,000	7,000,000	7,000,000	7,000,000
Preferred Stock	34,280,400	—	36,060,543	—
Earn-Outs	14,740,497	12,847,052	13,827,276	12,909,938
Acquisition-Related Awards	931,920	—	1,553,849	—
Stock Awards	2,848,400	3,098,308	2,014,136	2,887,249
`(20) Commitments and Contingencies
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
As of September 30, 2025 and December 31, 2024, the liability associated with the TRA was approximately $32.5 million and $28.8 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of September 30, 2025 and December 31, 2024, the Company carried $10.8 million and $9.4 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.

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
As of September 30, 2025, holders of Class B Units have exchanged a total of 10,844,400 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.68 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of September 30, 2025, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $32.5 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
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

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 4 (Business Combinations and Divestitures)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of September 30, 2025 and December 31, 2024, the fair value of the earn-out shares

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

was $11.4 million and $23.8 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of September 30, 2025 and December 31, 2024, the EEA earn-out liability of $24.2 million and $29.9 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. Since the EEA earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Condensed Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. Changes in fair value will be recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

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

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of September 30, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $7.3 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.1 million and $1.3 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the Envoi earn-out liability will be recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments contingent upon Kontora meeting certain revenue requirements between the closing date and December 31, 2035. As of September 30, 2025, the Kontora earn-out liability of $6.8 million is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the Kontora earn-out liability will be recognized in Gain (loss) on earnout liabilities in the Condensed Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Condensed Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Letter of Credit

On December 19, 2024, the Company entered into a letter of credit (the “Facility Agreement”) with BMO Harris Bank N.A. for the purpose of issuing instruments under this Facility Agreement through December 19, 2025 (the “Termination Date”). The Company will deposit a cash collateral equal to 102% of the amount of each instrument issued. The aggregate outstanding face amount of all issued instruments shall not exceed $5.0 million and shall have an expiry date of no later than one year from the Termination Date. Upon an issuance, the Company will pay a commitment fee equal to (i) the actual daily amount of the unused commitment, multiplied by (ii) 0.3% (the “Commitment Fee”). The Commitment Fee shall be calculated on the basis of a year of 365 days and shall be payable quarterly in arrears on the last day of each fiscal quarter. As of both September 30, 2025 and December 31, 2024, the Company has existing letters of credit in the amount of $3.4 million under the Facility Agreement.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of September 30, 2025 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

On July 11, 2025, after conducting the previously announced strategic review of the International Real Estate Businesses, the Company announced the appointment of Teneo to conduct an orderly wind-down of International Real Estate. Potential litigation related to that business, including Home REIT and HLIF below, will be dealt with by the administrators.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

There have been no material developments in the potential litigation relating to Home REIT since the appointment of administrators on 11 July 2025.

HLIF

HLIF is a private fund which pursues a similar investment strategy to Home REIT. In the period from June 30, 2022 to December 31, 2023, the estimated value of its underlying real estate investment portfolio declined by approximately 50%, due to a decrease in the timely collection of rents on the underlying portfolio, but also due to higher interest rates and other macro-economic factors. HLIF was managed by AFM UK as its AIFM and ‘authorized corporate director’ and was advised by SHIA, until August 2025, when management of HLIF was transitioned to a third party manager and AFM UK’s and SHIA’s services were terminated. Like AHRA, SHIA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE.

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

with the UK FCA as it conducts the investigations. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.

Potential Redress in Relation to Real Estate Products

As part of ongoing examinations with regulators and our review of client relationships, it has been agreed, that if certain conditions are met, redress will be paid to a limited number of clients in relation to certain Real Estate Products. As of the issuance of these financial statements, all impacted clients have been informed of this proposal.

As of the third quarter ended September 30, 2025, a provision of $3.6 million has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.

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

(21) Equity
Class A Common Stock

As of September 30, 2025 and December 31, 2024, there were 102,464,812 and 93,686,980, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both September 30, 2025 and December 31, 2024. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of September 30, 2025 and December 31, 2024, there were 44,188,561 and 46,138,876, respectively, shares of Class B Common Stock outstanding.

Treasury Stock
From time to time, the Company may repurchase common shares related to its equity-based compensation award programs. During the second quarter ended June 30, 2025 the Company reissued, from Treasury Stock, 817,730 shares of Class A Common Stock which were repurchased and classified as Treasury Stock on the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statement of Financial Position during the first quarter ended March 31, 2025. Treasury Stock was recorded at cost, representing the market price on the repurchase date, and was accounted for as a reduction of shareholders’ equity. As of September 30, 2025, there was no Treasury Stock outstanding.

Series A Preferred Stock

As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position as they are not mandatorily redeemable as of September 30, 2025. As of September 30, 2025, the Series A Preferred Stock amounts to 166,924, which is inclusive of dividends paid in kind.

Series C Preferred Stock

In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statement of Financial Position as they are not mandatorily redeemable as of September 30, 2025.

Allianz and Constellation Warrants

In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that the warrants are derivatives that meet the equity classification criteria. As of both September 30, 2025 and December 31, 2024, the Constellation and Allianz Warrants of $9.6 million are recorded as a component of equity net of issuance costs in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statement of Financial Position.
(22) Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to September 30, 2025 that require adjustment to or disclosure in the condensed consolidated financial statements.

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
Our Business

AlTi is an independent global wealth manager providing entrepreneurs, multi-generational families, institutions, and emerging next-generation leaders with fiduciary advisory services. We manage or advise approximately $89.2 billion in combined assets as of September 30, 2025. We have approximately 490 professionals operating in 19 cities in 9 countries across three continents as of September 30, 2025. We provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.
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
Fee Structure
Our services generate a diverse array of revenue streams that fall broadly into four categories: (i) recurring management, advisory, trustee, or administration fees (“management fees”); (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees:
•Management / advisory fees are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from investment management, investment advisory, trusts, and family office services, as well as from the management of the TIG Arbitrage fund. The recurring nature of these fees is largely underpinned by the client retention rate of wealth management services which means that these fees are also relatively stable.

•Incentive or performance fees are comprised primarily of annual performance or incentive fees earned for providing investment management and advisory services within our wealth management business, as well as incentive fees related to the TIG Arbitrage fund. These fees, being performance related, are variable in nature and more susceptible to impact from exogenous factors. As a result, performance and incentive fees provide potential upside to our revenues in the future and, in our view, can be highly accretive to our profitability.
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

•Other income or fees included primarily transaction fees from businesses we have exited such as brokerage and placement agency services. Transaction fees are generally non-recurring in nature, are typically commission based, and are payable on the successful completion of a transaction.
Management Fees
Investment management or advisory fees are the primary source of revenue in our operating segment. These fees are generally calculated on the basis of a percentage of the value of each client’s assets (AUM or AUA) and are charged using either an average daily balance or ending balance, quarterly in arrears. Fees from internal fund management and advisory services related to our capital solutions platform are approximately 0.75% to 1.5% of the NAV of the underlying investments.
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

During the third quarter of 2025, equity markets extended their gains and the S&P 500 crossed new record highs, driven by strong performance among large-cap technology and growth names. Meanwhile, small-cap and value segments also posted meaningful outperformance, narrowing valuation dispersion across equity styles. International equities contributed positively. The S&P 500, Nasdaq Composite and MSCI ACWI ex USA index returned 8%, 11%, and 7%, respectively, as of September 30, 2025.

Although data for the third quarter of 2025 has not been published, U.S. real gross domestic product increased at an annual rate of 3.8% in the second quarter of 2025, according to the third estimate from the Bureau of Economic Analysis (BEA). This represents an upward revision from previous estimates, largely driven by stronger consumer spending, particularly on services, and a smaller decrease in imports. The revised figure marks a significant rebound from the first quarter’s 0.6% decline. Looking ahead, the Federal Bank of Atlanta’s gross domestic product (GDP) tracker currently estimates third quarter growth of 3.9%, supported by continued strength in consumption and a narrower trade deficit

Inflation also remained elevated in the quarter as tariffs boosted prices for imported goods. According to the U.S. Bureau of Economic Analysis, core Personal Consumption Expenditures (PCE) price index—a key inflation gauge—rose at an annualized rate of 3% in the twelve months through September.

Our operations are also impacted by interest rates, which cause the value of our clients’ portfolios to fluctuate, and consequently impact our revenue. Changes in interest rates are largely influenced by Federal Reserve policy decisions to address the state of the economy, specifically employment and inflation. In its October meeting, the Federal Reserve enacted its second rate reduction of the year—a 25 basis point cut—bringing the federal funds target range to 3.75% to 4.00% as it seeks to stimulate economic growth and revive the weak labor market, despite concerns over ongoing inflation.

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

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2025	September 30, 2024	$ Change
Revenues
Management/advisory fees	$51,680	$48,101	$3,579
Incentive fees	2,435	88	2,347
Distributions from investments	3,081	3,562	(481)
Other income/fees	42	58	(16)
Total Revenues	57,238	51,809	5,429

Net income (loss)	(87,009)	(67,404)	(19,605)
Interest expense	126	5,188	(5,062)
Income tax expense (benefit)	30,086	(9,484)	39,570
Depreciation & Amortization	4,714	4,588	126
EBITDA Reported	(52,083)	(67,112)	15,029

Stock based compensation (a)	7,114	7,537	(423)
Transaction expenses (c)	4,688	6,446	(1,758)
Change in fair value on investments and non-recurring realized gain/losses on sales (d)	(4,224)	(6,388)	2,164
Change in fair value of earnout liabilities (e)	(4,741)	(4,377)	(364)
Change in fair value of TRA liability (f)	945	2,536	(1,591)
Organization streamlining cost (g)	19,977	54	19,923
Impairment (non-cash) (h)	35,000	44,920	(9,920)
Impairment goodwill (i)	—	29,367	(29,367)
Losses on EMI/Carried Interest (non-cash) (j)	—	(50)	50
Change in fair value of Preferred stock tranche liability (k)	(500)	(1,140)	640
Adjusted EBITDA	$6,176	$11,793	$(5,617)

	For the Nine Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2025	September 30, 2024	$ Change
Revenues
Management/advisory fees	$145,692	$136,436	$9,256
Incentive fees	2,985	304	2,681
Distributions from investments	17,955	9,972	7,983
Other income/fees	69	207	(138)
Total Revenues	166,701	146,919	19,782

Net income (loss) from continuing operations	(109,033)	(37,929)	(71,104)
Interest expense	279	14,879	(14,600)
Income tax expense (benefit) from continuing operations	23,705	(9,947)	33,652
Depreciation & Amortization	13,682	10,877	2,805
EBITDA Reported	(71,367)	(22,120)	(49,247)

Stock based compensation (a)	23,317	17,626	5,691
Stock based compensation - Legacy (b)	—	(77)	77
Transaction expenses (c)	18,236	19,563	(1,327)
Change in fair value on investments and non-recurring realized gain/losses on sales (d)	(2,893)	(12,903)	10,010
Change in fair value of earnout liabilities (e)	(9,939)	(41,922)	31,983
Change in fair value of TRA liability (f)	1,389	(3,786)	5,175
Organization streamlining cost (g)	31,999	543	31,456
Impairment (non-cash) (h)	35,000	47,274	(12,274)
Impairment goodwill (i)	—	29,367	(29,367)
Losses on EMI/Carried Interest (non-cash) (j)	—	(4,483)	4,483
Change in fair value of Preferred stock tranche liability (k)	(2,290)	(1,140)	(1,150)
Adjusted EBITDA	$23,452	$27,942	$(4,490)
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
(d)Add-back of the change in unrealized gains/losses related to Investments held at fair value and non-recurring realized gain/losses on sale.
(e)Add-back of the change in fair value of the earnout liabilities.
(f)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.
(g)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment.
(h)Add-back of impairment of carried interest/equity method investments and intangible assets.
(i)Add-back of impairment of goodwill.
(j)Add-back of the amortization of the step-up in equity method investments.

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
The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

(Dollars in Thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Adjusted Net Income and Adjusted EBITDA
Net income before taxes from continuing operations	$(56,923)	$(76,888)	$(85,328)	$(47,876)
Stock based compensation (a)	7,114	7,537	23,317	17,626
Stock based compensation - Legacy (b)	—	—	—	(77)
Transaction expenses (c)	4,688	6,446	18,236	19,563
Change in fair value of (gains)/losses on TRA (d)	945	2,536	1,389	(3,786)
Changes in fair value of (gains)/losses on investments and non-recurring realized gain/losses on sales (e)	(4,224)	(6,388)	(2,893)	(12,903)
Change in fair value of earnout liabilities (f)	(4,741)	(4,377)	(9,939)	(41,922)
Organization streamlining cost (g)	19,977	54	31,999	543
Impairment (non-cash) (h)	35,000	44,920	35,000	47,274
Impairment goodwill (i)	—	29,367	—	29,367
(Gains)/Losses on EMI/Carried Interest (non-cash) (j)	—	(50)	—	(4,483)
Change in fair value of Preferred stock tranche liability (k)	(500)	(1,140)	(2,290)	(1,140)
Adjusted income (loss) before taxes	1,336	2,017	9,491	2,186
Adjusted income tax (expense) benefit	(306)	(2,149)	(3,254)	(770)
Adjusted Net Income	1,030	(132)	6,237	1,416
Interest expense	126	5,188	279	14,879
Income tax expense	30,086	(9,484)	23,705	(9,947)
Net income tax adjustments	(29,780)	11,633	(20,451)	10,717
Depreciation and amortization	4,714	4,588	13,682	10,877
Adjusted EBITDA	$6,176	$11,793	$23,452	$27,942
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
(e)Add-back of the change in unrealized gains/losses related to Investments held at fair value and non-recurring realized gain/losses on sale.
(f)Add-back of the change in fair value of the earnout liabilities.
(g)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment.
(h)Add-back of impairment of carried interest/equity method investments and intangible assets.
(i)Add-back of impairment of goodwill.
(j)Add-back of the amortization of the step-up in equity method investments.

(k) Add-back of the change in fair value of Preferred stock tranche liability.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc.
AUM:	$49.3 billion
AUA:	$89.2 billion

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

The table below presents the change in our total AUM for our operating segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Nine Months Ended
AUM	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning Balance:	$45,944	$40,383	$43,091	$34,525
Net client change	361	(26)	414	(82)
Cash Flow, net	(318)	(273)	(870)	(1,650)
Market Performance, net	1,666	1,644	3,640	3,608
Assets subject to change in billing methodology	—	—	—	(415)
Prior Quarter Adj / Regulation change	—	—	—	31
Acquisitions (dispositions)	—	2,982	1,378	8,693
Ending Balance:	$47,653	$44,710	$47,653	$44,710
Average AUM	$46,799	$42,547	$45,372	$39,618

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

The table below presents the change in our total AUA for our operating segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Nine Months Ended
AUA	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning Balance:	$80,826	$55,910	$60,473	$51,036
Acquisitions	—	—	15,717	—
Change	1,390	5,109	6,026	9,983
Ending Balance:	$82,216	$61,019	$82,216	$61,019
Average AUA	$81,521	$58,465	$71,345	$56,028

Investments in Alternative Platforms - AUM/AUA

Within the Alternatives platform, assets consist of assets managed by TIG Arbitrage (AUM $1.7 billion and $1.7 billion as of September 30, 2025 and December 31, 2024, respectively), and the External Strategic Managers (AUA $5.4 billion and $5.1 billion as of September 30, 2025 and December 31, 2024, respectively).
The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the three and nine months ended September 30, 2025 and September 30, 2024:

Alternatives Platform

(Dollars in Millions)	AUM/AUA at July 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,816	$37		$56	$(230)	$(5)	$1,674	$1,745	$(142)
External Strategic Managers:
Real Estate Bridge Lending Strategy	$1,971	$(18)		$—	$—	$(9)	$1,944	$1,958	$(27)
European Equities	$2,068	$160		$58	$(4)	$(17)	$2,265	$2,167	$197
Asian Credit and Special Situation	$1,126	$38		$—	$(8)	$(9)	$1,147	$1,137	$21
External Strategic Managers Subtotal	$5,165	$180	$—	$58	$(12)	$(35)	$5,356	$5,262	$191
Total	$6,981	$217	$—	$114	$(242)	$(40)	$7,030	$7,007	$49

(Dollars in Millions)	AUM/AUA at July 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2024	Average AUM/AUA	Change
TIG Arbitrage	$2,108	$31	$—	$53	$(160)	$(5)	$2,027	$2,068	$(81)
External Strategic Managers:
Real Estate Bridge Lending Strategy	$2,081	$4	$—	$—	$—	$10	$2,095	$2,088	$14
European Equities	$1,732	$54	$—	$85	$(91)	$(7)	$1,773	$1,753	$41
Asian Credit and Special Situation	$1,426	$48	$—	$1	$(91)	$(9)	$1,375	$1,401	$(51)
External Strategic Managers Subtotal	$5,239	$106	$—	$86	$(182)	$(6)	$5,243	$5,242	$4
Total	$7,347	$137	$—	$139	$(342)	$(11)	$7,270	$7,310	$(77)

(Dollars in Millions)	AUM/AUA at January 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,719	$166	$163	$232	$(592)	$(14)	$1,674	$1,697	$(45)
External Strategic Managers:
Real Estate Bridge Lending Strategy	$2,019	$(18)	$—	$—	$—	$(57)	$1,944	$1,982	$(75)
European Equities	$1,848	$304	$—	$169	$(25)	$(31)	$2,265	$2,057	$417
Asian Credit and Special Situation	$1,260	$82	$—	$6	$(179)	$(22)	$1,147	$1,204	$(113)
External Strategic Managers Subtotal	$5,127	$368	$—	$175	$(204)	$(110)	$5,356	$5,243	$229
Total	$6,846	$534	$163	$407	$(796)	$(124)	$7,030	$6,940	$184

(Dollars in Millions)	AUM/AUA at January 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at September 30, 2024	Average AUM/AUA	Change
TIG Arbitrage	$2,382	$25	$—	$210	$(574)	$(16)	$2,027	$2,205	$(355)
External Strategic Managers:
Real Estate Bridge Lending Strategy	$2,194	$(124)	$—	$—	$—	$25	$2,095	$2,145	$(99)
European Equities	$1,676	$176	$—	$279	$(335)	$(23)	$1,773	$1,725	$97
Asian Credit and Special Situation	$1,388	$202	$—	$47	$(225)	$(37)	$1,375	$1,382	$(13)
External Strategic Managers Subtotal	$5,258	$254	$—	$326	$(560)	$(35)	$5,243	$5,252	$(15)
Total	$7,640	$279	$—	$536	$(1,134)	$(51)	$7,270	$7,457	$(370)

Components of Consolidated Results of Income
Revenues
Management/Advisory Fees
For services provided to each client account, the Company charges investment management, custody, and/or trustee fees based on the fair value of the assets of such account (“Management/advisory fees”). The Company invoices clients based on the terms outlined in the signed customer contract (e.g., quarterly in arrears or in advance) based on the fair market value or NAV. For those assets for which valuations are not available on a daily basis, the most recent valuation provided to the Company is used as the fair value for the purpose of calculating the quarterly fee.
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

Results of Operations

Condensed Consolidated Results of Operations – For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2025	September 30, 2024	$ Change
Revenues
Management/advisory fees	$51,680	$48,101	$3,579
Incentive fees	2,435	88	2,347
Distributions from investments	3,081	3,562	(481)
Other income/fees	42	58	(16)
Total Revenues	57,238	51,809	5,429

Expenses
Compensation and employee benefits	41,450	38,142	3,308
Non-compensation expenses	44,285	23,180	21,105
Total Operating Expenses	85,735	61,322	24,413

Other income (expenses)	(28,426)	(67,375)	38,949
Net loss before taxes from continuing operations	(56,923)	(76,888)	19,965
Income tax (expense)/benefit from continuing operations	(30,086)	9,484	(39,570)
Net (loss) income from continuing operations	$(87,009)	$(67,404)	$(19,605)
Revenue

Management / advisory fees. Management and advisory fees for the three months ended September 30, 2025, increased by $3.6 million compared to the three months ended September 30, 2024. This increase was driven by higher fees due to increases in our AUM both domestically and internationally amid strong market performance. These gains were partially offset by lower management fees in the TIG Arbitrage strategy due to fund outflows.

Incentive fees. For the three months ended September 30, 2025, incentive fees increased by $2.3 million compared to the three months ended September 30, 2024. This increase is attributable to fund redemptions resulting in crystallized incentive fees in the TIG Arbitrage strategy for the current year, which led to higher crystallized incentive fees in the current period.

Distributions from investments. Distributions from investments for the three months ended September 30, 2025 decreased by $0.5 million compared to the three months ended September 30, 2024. This decrease was primarily due to lower distributions related to management fees in the Asian Credit and Special Situations and European Equities strategies and partially offset by higher distributions from the Real Estate Bridge Lending Strategy.

Other fees / income. Other fees and income for the three months ended September 30, 2025 was relatively flat compared to the three months ended September 30, 2024 with a slight decrease of $16.0 thousand related to lower fees.
Expenses

Compensation expense. Compensation expense for the three months ended September 30, 2025 increased by $3.3 million compared to the three months ended September 30, 2024. This increase was primarily due to higher compensation costs tied to acquisition driven-compensation and benefits, acquisition-related earn-outs, new equity grants, and organizational streamlining initiatives that continue to be undertaken in 2025.

Non-compensation expense. Non-compensation expenses for the three months ended September 30, 2025 increased by $21.1 million as compared to the three months ended September 30, 2024, primarily driven by a $4.6 million increase in one-time and transaction related professional fees and a $16.3 million increase in general, administrative and other costs primarily due to non-recurring bad debt and redress provisions.

Other income (expenses)

Other income (expenses) for the three months ended September 30, 2025 increased by $38.9 million compared to the three months ended September 30, 2024. During the three months ended September 30, 2025, an impairment loss on intangible assets of $35.0 million was recognized. During the three months ended September 30, 2024, an impairment loss on goodwill and intangibles of $74.3 million was recognized.

Taxes

The Company’s effective tax rate was (39.1)% for the three months ended September 30, 2025 compared to 7.8% for three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2024 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination. The effective tax rate for the three months ended September 30, 2025 differed from the statutory U.S. corporate tax rate primarily due to the portion of income allocated to noncontrolling interest, state and local taxes, and the impact of a full valuation allowance on the Company’s deferred tax assets, including those generated in the Company’s subsidiaries in the U.S. and the U.K and its investment in Umbrella.

Condensed Consolidated Results of Operations – For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	For the Nine Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2025	September 30, 2024	$ Change
Revenues
Management/advisory fees	$145,692	$136,436	$9,256
Incentive fees	2,985	304	2,681
Distributions from investments	17,955	9,972	7,983
Other income/fees	69	207	(138)
Total Revenues	166,701	146,919	19,782

Expenses
Compensation and employee benefits	125,371	105,105	20,266
Non-compensation expenses	103,814	67,216	36,598
Total Operating Expenses	229,185	172,321	(56,864)

Other income (expenses)	(22,844)	(22,474)	(370)
Net loss before taxes from continuing operations	(85,328)	(47,876)	(37,452)
Income tax (expense)/benefit from continuing operations	(23,705)	9,947	(33,652)
Net (loss) income from continuing operations	$(109,033)	$(37,929)	$(71,104)
Revenue

Management / advisory fees. Management and advisory fees for the nine months ended September 30, 2025, increased by $9.3 million compared to the nine months ended September 30, 2024. This increase was driven by higher fees due to rising AUM amounts year over year. These gains were partially offset by lower management fees in the TIG Arbitrage strategy due to fund outflows.

Incentive fees. For the nine months ended September 30, 2025, incentive fees increased by $2.7 million compared to the nine months ended September 30, 2024. This increase is attributable to fund redemptions resulting in crystallized incentive fees in the TIG Arbitrage strategy for the current year, which led to higher crystallized incentive fees in the current period.

Distributions from investments. Distributions from investments for the nine months ended September 30, 2025 increased by $8.0 million compared to the nine months ended September 30, 2024. This increase was primarily due to higher distributions related to incentive fees in the European Equities and Asian Credit and Special Situation strategies in the current period resulting from stronger performance in both of these strategies compared to the prior year.

Other fees / income. Other fees and income for the nine months ended September 30, 2025 decreased by $0.1 million compared to the nine months ended September 30, 2024. This decrease was primarily driven by lower transactional income, as we are in the process of exiting businesses that generate such fees.
Expenses

Compensation expense. Compensation expense for the nine months ended September 30, 2025 increased by $20.3 million compared to the nine months ended September 30, 2024. This increase was primarily due to higher compensation costs tied to acquisition-driven compensation and benefits, acquisition-related earn-outs and new equity grants and to organizational streamlining initiatives that continue to be undertaken in 2025.

Non-compensation expense. Non-compensation expenses for the nine months ended September 30, 2025 increased by $36.6 million as compared to the nine months ended September 30, 2024, primarily driven by a $14.8 million increase in one-time and transactional professional fees and a $18.2 million increase in general, administrative and other costs primarily due to non-recurring bad debt and redress provisions.

Other income (expenses)

Other income (expenses) for the nine months ended September 30, 2025 increased by $(0.4) million compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025, an impairment loss on intangible assets of $35.0 million, partially offset by unrealized gains on earn-out liabilities of $9.9 million, was recognized. During the nine months ended September 30, 2024, an impairment loss on goodwill and intangibles of $74.3 million, partially offset by unrealized gains on earn-out liabilities of $41.9 million, was recognized.

Taxes

The Company’s effective tax rate was (20.4)% for the nine months ended September 30, 2025 compared to 9.1% for nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2024 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination. The effective tax rate for the nine months ended September 30, 2025 differed from the statutory U.S. corporate tax rate primarily due to the portion of income allocated to noncontrolling interests, state and local taxes, and the impact of a full valuation allowance on the Company’s deferred tax assets, including those generated in the Company’s subsidiaries in the U.S. and the U.K and its investment in Umbrella.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes a prudent approach to ensure the Company’s liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

During the fourth quarter ended December 31 2024, the Company repaid its debt outstanding under the bank credit facility (see Note 15 (Debt, net of unamortized deferred financing costs) to our condensed consolidated financial statements included in this Quarterly Report) with the proceeds raised from the Allianz Transaction and the Constellation Transaction (see Note 1 (Description of the Business) to our condensed consolidated financial statements included in this Quarterly Report). On January 3, 2023, concurrent with the consummation of the Business Combination, the Company had entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which had a term of five years and was comprised of a $150.0 million revolving credit facility and a $100.0 million term loan facility, was to be used to pay down subsidiary debt and fund growth initiatives.

Allianz and Constellation Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (the “Allianz Warrants”). As of September 30, 2025, none of the Allianz Warrants have been exercised.

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

On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of September 30, 2025, none of the Constellation Warrants have been exercised.

Cash Flows
For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following tables and discussion summarize our Condensed Consolidated Statement of Cash Flows by activity attributable to AlTi for the periods indicated. Negative amounts represent an outflow or use of cash.

	For the Nine Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	September 30, 2025	September 30, 2024	$ Change
Net cash used in operating activities	$(53,528)	$(16,448)	$(37,080)
Net cash used in investing activities	$13,221	$(85,888)	99,109
Net cash provided by financing activities	$9,456	$306,711	(297,255)
Effect of exchange rate on cash balances	$2,379	$1,225	1,154
Net increase (decrease) in cash and cash equivalents	$(28,472)	$205,600	$(234,072)
Cash and cash equivalents decreased by $28.5 million during the nine months ended September 30, 2025 primarily due to the Company’s net operating activities during the period, partially offset by the Company’s net investing and financing activities during the period.

Operating Activities

Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits and professional fees. Our net operating cash outflow of $53.5 million for the nine months ended September 30, 2025, was primarily driven by the Company’s net operating loss from continuing operations for the period, as operating expenses exceeded revenues, as well as a decrease in Accrued compensation and profit sharing of $14.8 million.

Our net operating cash outflow of $16.4 million for the nine months ended September 30, 2024, was primarily driven by the Company’s net operating loss from continuing operations for the period, as operating expenses exceeded revenues, as well as a decrease in Accrued compensation and profit sharing of $39.4 million.

Investing Activities

Net cash provided by investing activities of $13.2 million during the nine months ended September 30, 2025, was driven primarily by the proceeds received of $20.4 million from the sale of an equity method investment, partially offset by the acquisition of Kontora, net of cash acquired of $6.6 million.

Net cash used investing activities of $85.9 million during the nine months ended September 30, 2024, were primarily driven by the deployment of approximately $95.9 million of capital related to the acquisition of EEA, Pointwise, and Envoi.
Financing Activities

Net cash provided by financing activities of $9.5 million during the nine months ended September 30, 2025, primarily resulted from the issuance of additional preferred stock.

Net cash provided by financing activities of $306.7 million for the nine months ended September 30, 2024, primarily resulted from the issuance of common and preferred equity, net of transaction costs paid, partially offset by the net pay down of our credit facility, member distributions, and tax payments associated with settlements of equity compensation awards.
Contractual Obligations
Tax Receivable Agreement

As discussed in Note 20 (Commitments and Contingencies) to our condensed consolidated financial statements included in this Quarterly Report, we may in the future be required to make payments under the TRA.
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
As of September 30, 2025 and December 31, 2024, the liability associated with the TRA was approximately $32.5 million and $28.8 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of September 30, 2025 and December 31, 2024, the Company carried $10.8 million and $9.4 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
As of September 30, 2025, holders of Class B Units have exchanged a total of 10,844,400 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.68 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of September 30, 2025, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $32.5 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of September 30, 2025, none of the Constellation Warrants have been exercised.

On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock. As of September 30, 2025, none of the Allianz Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of September 30, 2025 and December 31, 2024, the fair value of the earn-out share liability was $11.4 million and $23.8 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated financial statements included in this Quarterly Report for additional detail.
East End Advisors Contingent Consideration

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of September 30, 2025 and December 31, 2024, the fair value of the earn-out share liability was $24.2 million and $29.9 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position.

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

Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of September 30, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $7.3 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.1 million and $1.3 million, respectively, are included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statement of Financial Position.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statement of Financial Position. As of September 30, 2025, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
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
Impact of Changes in Accounting on Recent and Future Trends
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited condensed consolidated statements, including those it has not yet adopted. We believe that none of the changes to US GAAP that went into effect during the nine months ended September 30, 2025, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as further described below in Changes in Internal Control Over Financial Reporting.

As previously disclosed in Part II, Item 9A of our Annual Report, management identified material weaknesses in internal control over financial reporting relating to the lack of sufficiently documented risk assessments, process level controls and information technology controls that support our financial statements and reporting. Further, management has commenced remediation efforts, but as of September 30, 2025, has not completed its testing plan to determine the effectiveness of controls that support our financial statements and reporting.

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

During the nine months ended September 30, 2025 and the year ended 2024, management has made meaningful progress in enhancing its internal control over financial reporting. This progress includes the following:

•Management has designed and implemented risk assessment review processes (gap analysis) that are intended to identify risks that could result, if not detected timely, in material misstatements in our consolidated financial statements. Management believes that such review risk assessment processes have been effectively implemented as of December 31, 2024.

•Management has identified and documented processes supporting the recording of balances and transactions in the Company’s consolidated financial statements and identified and documented controls that are intended to mitigate the risk of material misstatement in account balances and financial statement disclosures. The Company completed the exercise of documenting controls during the first fiscal quarter of 2025 and began tests of design and operating effectiveness of certain controls during the second and third fiscal quarters of 2025. The Company intends to continue tests of design and operating effectiveness of certain controls during the fourth fiscal quarter of 2025. The Company’s overall objective is that such testing of operating effectiveness of controls will continue throughout 2025 to allow the Company to remediate previously identified material weaknesses in its internal control over financial reporting specifically related to process level controls.

•Management has identified and documented information technology controls related to the Company’s general information technology control environment that mitigates risks associated with items including systems development and change management, appropriate access to systems, and management of the Company’s internal financial and third-party customer data. The Company completed the exercise of documenting controls during the second fiscal quarter of 2025 and began tests of design and operating effectiveness of certain controls during the second and third fiscal quarters of 2025. The Company intends to continue tests of design and operating effectiveness of certain information technology controls during the fourth fiscal quarter of 2025. The Company’s overall objective is that such testing of operating effectiveness of controls will continue throughout 2025 to allow the Company to remediate previously identified material weaknesses in its internal control over financial reporting specifically related to information technology controls.

Based on the progress made during the nine months ended September 30, 2025 and the year ended 2024 in completing its remediation plan, management believes that the previously identified material weakness related to the lack of sufficiently documented risk assessments has been remediated. The previously identified material weaknesses related to process level controls and information technology controls that support our financial statements and reporting remain as of September 30, 2025 and are expected to remain until such time as management has successfully completed sufficient tests of design and operating effectiveness on these controls to allow it to conclude that such controls are effective and that the material weaknesses have been remediated.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2025, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of its business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. To our knowledge, other than what we disclosed in the Litigation sections in Note 20 (Commitments and Contingencies) there are no material legal or regulatory proceedings currently pending or threatened against us.
Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

a) None.

b) None.

c) During the quarter ended September 30, 2025, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

ALTI GLOBAL, INC

Date: November 12, 2025	/s/ Michael Tiedemann
Michael Tiedemann
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2025	/s/ Patrick Keenan
Patrick Keenan
Chief Accounting Officer
(Principal Accounting Officer)