Form 10-K
period 2025-12-31
AlTi Global, Inc.
filed 2026-03-31
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $4.15 for shares of the registrant’s Class A Common Stock (as defined herein) as reported by the Nasdaq Capital Market, was approximately $313.7 million. Shares beneficially owned by each executive officer, director, and holder of more than 10% of shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 107,438,077 shares of Class A Common Stock and 43,235,073 shares of Class B Common Stock (as defined herein) as of March 31, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

2

Defined Terms
Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to them in the Amended and Restated Business Combination Agreement, a copy of which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).

•“Administrators” means Matthew Mawhinney and David Soden, employees of Teneo.

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

•“Board” means the board of directors of AlTi.

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

•“Investment Company Act” means the Investment Company Act of 1940, as amended.

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
•“Teneo” means Teneo Financial Advisory Limited.
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
•interest rate changes or volatility, inflation, as well as the effect of economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending that could adversely affect our business, financial condition, results of operations and prospects;
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

PART I – FINANCIAL INFORMATION
ITEM 1. BUSINESS
General
AN INTRODUCTION TO ALTI

AlTi is a global wealth and investment partner to families, foundations and institutions, helping clients activate capital with clarity, bring structure to complexity, and plan with purpose across borders and generations. AlTi combines the breadth of a global firm with the service offering of a family office to deliver solutions designed to meet the full complexity of wealth and capital. We manage or advise approximately $93.1 billion in combined assets as of December 31, 2025. We have approximately 490 professionals operating in 19 cities in 9 countries across three continents as of December 31, 2025. We provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.
Separately, we have one internally managed fund and stakes in three Externally-Managed Funds in our alternatives platform, with a largely institutional client base.
Our business is currently organized into one operating segment. Prior to the third quarter ended September 30, 2025, the Company was organized into two operating segments: Wealth & Capital Solutions and International Real Estate. The Company previously conducted a strategic review of the International Real Estate Businesses (as defined below) and, based on the conclusion that they were not a core part of its long-term strategy, re-organized its reportable segments in the third quarter of 2024. That change resulted in two reportable segments: Wealth & Capital Solutions and International Real Estate, and prior period data was recast for comparative purposes. On July 11, 2025, the Board approved a plan to appoint administrators over the real estate co-investment business (“Real Estate Co-Investment”) and the real estate fund management businesses (“Real Estate Fund Management”) (together, the “International Real Estate Businesses”). See Note 3 (Discontinued Operations) to our consolidated financial statements included in this Annual Report for further information. As such, during the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment, and is now organized as one reportable segment as of September 30, 2025.
Overview
Results generated by our operating segment primarily consist of wealth and investment management and advisory services, trust services, family office services, and the management fees, incentive fees, and distributions from investments received from our interests in internal and external managers of alternative investment strategies (or “Alternatives Platform”). The wealth management client base includes UHNW individuals, families, single-family offices, foundations, and endowments globally, while Alternatives Platform clients are typically institutional. Investment management or advisory fees, incentive fees, and distributions from investments are the primary sources of revenue in our operating segment. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. As of December 31, 2025, the Company had $93.1 billion in AUA.
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
We have established a platform that provides our wealth management clients access to investment opportunities in strategies and asset classes that would otherwise be difficult to access due to different limitations, including very high minimum investment thresholds of many underlying funds. For example, through our private markets partnership with Allianz, clients are able to participate in strategies that might not otherwise be available to them. We operate several vehicles focused on vintage private equity, credit, real estate, active global managers and hedge fund strategies. These vehicles may invest in either a single underlying private equity fund or a portfolio of private equity or other alternative assets funds, each managed by access constrained managers that we select thorough a disciplined manager selection process intended to identify those we believe can deliver strong risk- adjusted performance. We intend to continue launching additional vintages of these private market vehicles over time, allowing investment management and advisory clients to include an allocation to these alternative funds on a recurring basis. These private strategies are expected to include traditional as well as innovative and Impact Investing offerings.
The independence of our investment management and advisory services is a central principle for our wealth management and OCIO clients. Our services operate independently of any asset managers or investment product providers, including those affiliated with us, to which we may allocate or recommend allocations. We utilize an open architecture approach, designed to identify appropriate investment solutions in the marketplace that align with our client’s objectives. We do not receive undisclosed forms of compensation and our investment decisions and recommendations are made solely with the best interests of each client in mind.
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
Trust Services
The trust services that we provide within our U.S. wealth service offering aim to ensure our clients’ wealth is preserved, protected, and distributed as intended. As of December 31, 2025, these services are primarily provided from Delaware, which is one of the most well-developed trust legal regimes in the United States. Our trust services include creating or modifying trust instruments and acting as fiduciary in a full, directed or executor capacity.
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

Alternatives Platform

We own and invest in alternative strategies. These investments generate incremental revenue which is used to support the growth of the wealth management business. Our alternatives platform assists money managers in building their fund management businesses. We have one internally managed fund and stakes in three Externally-Managed Funds. Our internally-managed fund, TIG Arbitrage strategy (“TIG Arbitrage”), is an event-driven fund. It is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor. In addition, we have made strategic investments with External Strategic Managers, who manage approximately $5.5 billion of AUM in the aggregate as of December 31, 2025. The strategies of these External Strategic Managers include real estate bridge lending, European long-/ short equities, and Asian credit and special situations. The External Strategic Managers each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base.

Internally Managed Funds
Event-Driven Global Merger Arbitrage
The TIG Arbitrage strategy is our event-driven strategy based in New York. This strategy, which has approximately $1.8 billion of AUM as of December 31, 2025, focuses on 0-to-30-day events within the merger process. The investment team employs deep research on each situation in the portfolio with a focus on complex, hostile, up-for-sale situations where our primary research work can drive uncorrelated alpha. Our research and investment process is focused on hard catalyst events and is not dependent on deal flow.
Externally-Managed Funds
Romspen—Real Estate Bridge Lending Strategy
This manager is based in Toronto and focuses on complex construction, term, and pre-development bridge loans throughout North America. The strategy has approximately $1.9 billion of AUA as of December 31, 2025. Their experience with mortgages dates back to the 1950s when the firm operated as a real estate law firm and entered the mortgage lending business in the 1960s. The manager converted its individual mortgage syndication business to a commingled fund in early 2006. The strategy’s diversified portfolio primarily consists of first lien mortgages with little to no structural leverage.
Zebedee—European Equities Strategy
This manager is based in London and focuses on European equities. The strategy has approximately $2.5 billion of AUA as of December 31, 2025. Founded in 2001, the manager trades the portfolio actively with absolute return-oriented focus on financials, cyclicals, and mining and minerals. The strategy is market agnostic and runs with a variable net exposure, equally comfortable net long or net short.
Arkkan—Asian Credit and Special Situations Strategy
This manager has operated an Asia credit and special situations strategy based in Hong Kong since 2013. The strategy has approximately $1.1 billion of AUA as of December 31, 2025. They have more than 25 years of experience investing in performing, stressed, and distressed bonds and loans throughout the Asia Pacific region. We believe its on-the-ground expertise and deep local network makes them well-positioned to capitalize on an under-researched and inefficient market with limited competition and attractive levels of stressed and distressed activity.
Ancillary Fund Management Services

We offer both our manager and the External Strategic Managers in which we have made strategic investments in sales and marketing solutions including centralized marketing, investor relations, materials oversight and branding to enhance their growth.
In 2024, our services also included back and middle office solutions for the funds. These services were spun out on November 15, 2024, under the name Altaira Strategic Partners which continues to provide services to the TIG Arbitrage strategy, in addition to other funds.

OUR REVENUE STREAMS
The Company generates a diverse array of revenue streams that fall broadly into four categories: (i) recurring management, advisory, trustee, or administration fees (“management fees”); (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees.
Management Fees
Management, advisory, trustee, and administration fees are the Company’s primary source of revenue, and are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from investment management, investment advisory, trusts, and family office services. The recurring nature of these fees is underpinned by the client retention rate of wealth management services which means that these fees are also relatively stable.
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
Incentive Fees

Incentive or performance fees comprise primarily of annual performance or incentive fees which may be earned by providing investment management and advisory as well as fund management activities. It also includes carried interest payments we earn on co-investment. These fees, being performance related, are variable in nature and more susceptible to impact from exogenous factors. As a result, performance and incentive fees provide potential upside to our revenues in the future and, in our view, can be highly accretive to our profitability.

Our internally managed TIG Arbitrage fund is entitled to receive incentive fees from the assets it manages if certain performance returns have been achieved. These incentive fees range from 15% to 20% of net profits. In compliance with ASC 606, we recognize these fees only when it is probable that a significant revenue reversal will not occur. Our incentive fees are not subject to clawback provisions.

Wealth management clients in certain jurisdictions may also pay performance or incentive fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.

Distributions from Investments

Distributions from investments are generated from the equity interests we have in the three external managers. Distributions from each external manager are recorded upon receipt of the distribution. These distributions are generated through our equity interest in the external manager’s management fees and incentive fees. The management fee component of the distributions is recurring in nature, while the incentive portion, which is performance based, is more susceptible to impact from exogenous factors. Our economic interests in the External Strategic Managers are as follows:
•Romspen—21% profit share;
•Zebedee—25% revenue share; and
•Arkkan—12% revenue share
The External Strategic Managers distributions from investments are all driven by a management fee component while the distributions from European equities and Asian credit and special situations also have an incentive fee component depending on performance. Depending on the fund, the incentive fee component can range from 15% to 35% of the net profit/income, in excess of a 10% return hurdle.

Other income/fees

Other income or fees primarily include transaction fees, which are generally non-recurring in nature, are typically commission based, and are received upon the successful completion of a transaction.

OUR LEADERSHIP, CULTURE, AND VALUES
Experienced Management Team with Proven Track Record
We are led by a team of seasoned executives with diverse experience. Our management team has expertise across investment management, alternative asset management, financial planning, and trusts and estates as well as Impact Investing. Members of our senior management team have an average of over 20 years of experience and a strong track record in building successful businesses from the ground up and generating superior returns across market cycles.
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

TIG Entities

The TIG Entities were founded by seasoned entrepreneurs and over their history they have advised more than 30 financial businesses on their growth strategy. Since inception in 1980, they have supported and helped money managers build their fund businesses, using a centralized platform of services proven to allow portfolio managers to focus exclusively on portfolio management. In total, TIG launched 24 separate fund strategies. In 1993, TIG launched the current version of the TIG Arbitrage strategy, which has grown from $6 million of AUM in 1993 to $1.8 billion of AUM as of December 31, 2025. In 2018, TIG launched a new business initiative focused on making growth equity investments in alternative managers. The first investment was in Romspen, the real estate bridge lending External Strategic Manager in 2018, followed by an investment in Zebedee, the European equities External Strategic Manager in 2020, and Arkkan, the Asian credit and special situations External Strategic Manager in January 2021.

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

Strategic Partners - Allianz and Constellation

In February 2024, we announced our strategic relationship with Allianz and Constellation, for a combined investment of up to $450 million into AlTi. Constellation’s investment, $150 million in convertible preferred stock, closed in the first half of 2024, and Allianz’s investment of $250 million through a combination of Class A Common Stock and convertible preferred stock, closed in July 2024, and an additional $19 million closed in May 2025. Allianz Group is a leading global insurer and asset manager. With an operating history of over 130 years and more than 160,000 employees in 70 countries, Allianz Group serves more than 120,000 clients. Through PIMCO and AGI, Allianz Group has nearly 1.7 trillion euros in third-party AUM. Constellation is an investment advisory firm that specializes in making investments in industry-leading wealth managers. Constellation has an experienced team with deep sector expertise and relationships, particularly in the U.S.

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
Our Presence to Date
Our business is global, with approximately 490 professionals operating in 19 cities in 9 countries across three continents as of December 31, 2025.

Our Competitive Strengths

Large and growing addressable market. AlTi is an institution that is curated to serve the evolving UHNW demographic and meet the growing demand globally for independent advice and access to investment strategies in alternatives. Our target market, the upper end of the global wealth band, represents a $102 trillion addressable market and is expected to grow by 7% CAGR by 2028 (Morgan Stanley and Oliver Wyman). We believe there is a clear generational wealth transfer taking place as baby boomers transfer significant wealth to their heirs, foundations, charities, and endowments, and AlTi’s holistic service offering positions us to participate in this opportunity, which is estimated to be more than $124 trillion by 2048 (Cerulli Associates). UHNW clients are increasingly focused on transparency and alignment and demand direct investments and Impact Investing. We believe that clients are attracted to an independent advisory firm that holds similar values and has a curated set of solutions that address their holistic wealth management needs. In addition, the global demand for alternatives has been growing strongly in recent years and is expected to reach $30 trillion in 2030, a CAGR of 10% since 2017 (Preqin).

Recurring and diversified revenues. For the year ended December 31, 2025, 82% of our revenue is generated from stable management or advisory fees. In the wealth management business we have a long-tenured, multi-generational client base with a retention rate of 96% since 2021. Our predictable revenue base results in a stable earnings model with attractive growth vectors.

Global footprint. We have offices located in 19 leading financial centers, in 9 countries across the U.S., Europe and Asia, which enables us to service our clients across multiple jurisdictions. This is an important differentiator as we are well-positioned as a global and independent advisor given most multi-family offices have a regional focus, and the private banks who have a global presence are not able to offer independent advice. Our global distribution platform in our alternatives business also enables us to reach clients across three continents.

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

Growth through impact offering. As of December 31, 2025, assets invested in impact strategies accounted for $5.0 billion of our AUM, and are a key area of growth within our wealth management platform. We are also planning to offer impact strategies in our alternatives business as they have significant appeal to UHNW clients, foundations, and institutional investors.

Strong M&A track record
We have mergers and acquisition experience to complement our established track record of organic growth, having made a number of acquisitions or joint venture investments to date. Below are six examples of such accretive transactions.

United States

East End Advisors	Envoi	Threshold Group

•Acquired New York based independent advisory firm with ~$6 billion AUM in 2024 •Enhanced outsourced OCIO capabilities	• Acquired Minneapolis -based UHNW wealth manager with ~$3 billion AUM in 2024 • Expands operations to the Midwest region, fortifying AlTi’s domestic footprint	•Acquired Seattle-based ~$3.4 billion AUM wealth manager in 2017 •Grew scale and West Coast presence in wealth management •Expanded impact investing

International

Albacore Wealth Management	AL Wealth	Kontora

•Acquired 30% stake in Lugano-based ~$943 million AUM wealth manager in 2019 and remaining stake in 2023 •Expanded Swiss and Italian presence and client-base	• Acquired Singapore -based ~$1 billion AUM wealth manager in 2023 • Expanded Asian presence and entered a key investment & philanthropic hub for global and regional families	•Acquired Hamburg-based multi-family office and asset management company with ~$15 billion AUA in 2025 •Entry into key wealth hub of Germany, the third largest UHNW market in the world
Applying our core principles globally, we aim to build on the success of our business, through:
•Organic Growth: We attract clients and grow our AUM by providing exceptional client service and executing our clients’ investment objectives, partnering with our clients to deliver solutions, and accessing Impact Investing and other innovative investment opportunities on our clients’ behalf.
•Selective Accretive Acquisitions: We thoughtfully evaluate global acquisition opportunities that enhance and deepen the services that we can offer our clients and investors. As global markets continue to evolve, we see manifold possibilities for accretive expansion.
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
Competition
The wealth management industry is highly fragmented (according to the Investment Advisor Association, in 2024 there were 15,870 registered investment advisors in the United States alone), leading to intense competition on both the regional and local levels. The industry’s fragmentation is driven by a few key factors, including:
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

Key competitors in the United States are regional or national independent multi-family offices, or consultants, including BBR, Brown Advisors, SCS, Jordan Park, Cresset, and Mercer Advisors, or banks or trust companies such as: Bessemer Trust, UBS, Northern Trust, JP Morgan and Goldman Sachs. Internationally we compete with certain local multi-family offices focused on specific regions or countries, as well as with consultants, such as: We Family Offices, Cambridge Associates and ARC. However, internationally our primary competitors currently are banks such as UBS, Goldman Sachs, Pictet, and JPMorgan.
For additional information concerning the competitive risks that we face, see “Risk Factors” in Item 1A.
Employees
As of December 31, 2025, we employed approximately 490 professionals. We recognize the important link between corporate values, employee engagement, and corporate performance. We also strive to foster a supportive environment that cultivates professional growth and development and encourages team members to continuously develop their skills. We consider our relationship with employees to be vital and are focused on effective attraction, development, retention, compensation and benefits for all employees. This includes workforce and management development, corporate culture and leadership quality, and morale and development, which are vital to the success of our innovation-driven growth strategy. Our values are built on mutual respect, constructive dissent, operating at the highest standard, and acting in the best interest of our stakeholders.
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
Under the Advisers Act, an investment adviser (whether registered or not under the Advisers Act) has fiduciary duties to its clients. The SEC has interpreted these duties to impose standards, requirements, and limitations on, among other things, trading for proprietary, personal, and client accounts; allocations of investment opportunities among clients; and conflicts of interest. The Advisers Act also imposes specific restrictions on an investment adviser’s ability to engage in principal and agency cross transactions. Our firm is subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including incentive fees or carried interest; solicitation arrangements; maintenance of an effective compliance program; custody of client assets; client privacy; advertising; political contributions; and proxy voting. The SEC has authority to inspect any registered investment adviser and typically inspects a registered investment adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws, (ii) disclosures made to clients, and (iii) adequate systems, policies, and procedures to ensure compliance.
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
Risks Related to our Business and Industry
•We are a holding company and our only material asset is our interest in our subsidiaries, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement (see Note 21 (Commitments and Contingencies) to our consolidated financial statements included in this Annual Report) and pay dividends.
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
•The administration/insolvency of our International Real Estate Businesses, or any other subsidiaries, could negatively impact our business, and liabilities arising from intercompany balances could adversely affect our financial results.
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
•As a public company, we are subject to laws, regulations and stock exchange listing standards, which impose additional costs on us and may strain our resources and divert our management’s attention. Additionally, due to our anticipated loss of “emerging growth company status” as of December 31, 2026, these expenses may increase even more.
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
Risks Related to Our Strategic Alternatives Review Process

•Our review of preliminary indications of interest and potential strategic alternatives may not result in any transaction, and the announcement or conduct of such a process may adversely affect our business.

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
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, our investment products and services’ portfolio companies may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable to our funds. Negative financial results in our investment products and services’ portfolio companies may reduce the NAV of our investment products and services, result in the impairment of assets and reduce the investment returns for our investment products and services, which could have a material adverse effect on our operating results and cash flow or ability to raise additional capital through new or successor investment products and services. In addition, such conditions would increase the risk of default with respect to credit-oriented or debt investments by our investment products and services. Our investment products and services may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for our investment products and services to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
Inflation may adversely affect the business, results of operations and financial condition of our investment products and services.

Inflation continued at elevated levels in 2025 and may remain elevated in 2026. Inflation could have an adverse impact on any variable rate debt and general and administrative expenses, as these costs could increase at a rate higher than our revenue. While the inflation rate has decreased, prices remain high. Certain of our investment products and services and their portfolio companies operate in industries that have been impacted by inflation. Inflationary pressures have continually increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our investment products and services’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in the operating results of our investment products and services’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investment products and services’ investments could result in future realized or unrealized losses.
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
Furthermore, although the immediate effects of the COVID-19 pandemic have moderated, it has had, and may continue to have, a long-term negative impact on certain commercial real estate assets, particularly office properties, due to the risk that tenants may continue to reduce the office space they lease as a portion of the workforce works remotely on a hybrid or full time basis. Lower occupancy, rental rates and declining values in our real estate portfolio could have the following negative effects on us:
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
Risks Related to our Business and Industry
Over the next 12-months from the time of this filing and the foreseeable future, we believe our cash and cash equivalents are sufficient to meet all of our normal operational and liquidity needs. However, to fund new initiatives and accelerate our growth, we may be required to obtain additional funds. This is because periods of low cash balances, caused by potential mismatches between projected revenue and the timing of receipts, could specifically impact the capital available for expansion and/or business initiative efforts to grow or scale the business.
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
•our investment products and services’ rates of returns, which are calculated on the basis of NAV of the funds’ investments, reflect unrealized gains, which may never be realized;
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
Many of the investments in our investment products and services are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third party’s estimate, of their value as of the date of determination. The determination of fair value, and thus the amount of unrealized appreciation or depreciation our investment products and services may recognize in any reporting period, is to a degree subjective. Our investment products and services generally value their investments quarterly at fair value, based on, among other things, the input of third party valuation firms and taking into account the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company operates, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities, private companies and privately owned real estate, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. A fund’s NAV could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that are ultimately realized upon the disposal of such investments. These valuations could, in turn, affect the management fees or performance income that our business receives.
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
The administration/insolvency of our International Real Estate Businesses could negatively impact our business, and liabilities arising from intercompany balances could adversely affect our financial results.

On July 11, 2025, we placed our International Real Estate Businesses into administration in England and Wales under applicable insolvency laws and appointed the Administrators. The Administrators are officers of the court and, upon their appointment, the directors’ powers were suspended such that the day-to-day operations of these businesses are now under the control of the Administrators. The administration process presents risks and uncertainties that could negatively affect us.

The ultimate costs of the administration/insolvency could exceed our current estimates. In addition, the realization of any remaining assets may be less than anticipated.

The Administrators have broad powers, including with respect to the realization of assets, including intercompany balances owed to the International Real Estate Businesses, and adjudication of claims.

We have historically engaged in transactions with our subsidiaries and affiliated entities, including intercompany funding arrangements and other financial support. The treatment of intercompany balances is subject to applicable insolvency laws, including limitations on contractual or other rights of setoff, and will require negotiated resolution with the Administrators (which may require payments or other consideration from us or our solvent subsidiaries). If a mutually acceptable resolution is not achieved, the Administrators could seek payment of amounts they determine to be due, which could require certain of our affiliated entities to satisfy obligations in cash or otherwise. Any such amounts, and the timing of any required payments, are uncertain and could be material to our results of operations, cash flows or financial condition. There can be no assurance that such matters will be resolved on terms favorable to us, or at all.

We may also retain responsibility for certain pre-administration liabilities or other obligations, or face claims related to the historical operations of the International Real Estate Businesses. Any such pre-administration liabilities could be material and could adversely affect our results of operations, cash flows or financial condition.

The potential insolvency of other subsidiaries or affiliated entities could materially adversely affect us.

If additional subsidiaries or affiliated entities were to become subject to bankruptcy, administration, liquidation or similar insolvency proceedings in any jurisdiction, we could be adversely affected. Although our subsidiaries are separate legal entities, a court, administrator, liquidator or other insolvency official could seek to enforce intercompany arrangements, guarantees, letters of support or other financial commitments, or assert claims against us under applicable law. In certain jurisdictions, local law may permit recourse against shareholders or affiliated entities in circumstances involving undercapitalization, workforce-related liabilities, or other statutory obligations.

In addition, our right to receive any assets of a subsidiary upon its bankruptcy, liquidation or reorganization would be junior to the claims of that subsidiary’s creditors, including trade creditors and employees. If any material subsidiary, particularly one that holds significant contracts, licenses or assets, were to enter insolvency proceedings, the resulting disruption, potential loss of value, and related claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
Some of our investment products and services generate performance-based fees, including carried interest. Carried interest and performance-based fees or allocations may create an incentive for us or our investment professionals to make more speculative or riskier investments and determinations, directly or indirectly on behalf of our investment products and services, or otherwise take or refrain from taking certain actions that it would otherwise make in the absence of such carried interest or performance-based fees or allocations. It may also create incentives to influence how we establish economic terms for future funds. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of the employees relative to us and our non-participating stockholders. Our failure to appropriately address any actual, potential or perceived conflicts of interest resulting from our entitlement to receive performance income from many of our investment products and services could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including limiting our ability to raise additional funds, attract new clients or retain existing clients.

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
We currently provide or may in the future provide a broad spectrum of financial services, including investment advisory, asset management, capital markets, and idea generation. Because of our size and the variety of investment strategies that we may pursue or we currently pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. In the ordinary course of business, we engage in activities in which our interests or the interests of our clients may conflict with the interests of other clients, including the investors in our funds. Such conflicts of interest could adversely affect one or more of our clients and/or our performance or returns to our investors.
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
Our clients may invest in companies in which we or one or more of our other clients also invest, either directly or indirectly. Investments in a company by certain of our clients may be made prior to the investment by other clients, concurrently, including as part of the same financing plan or subsequent to the investments by such other clients. Any such investment by a client may consist of securities or other instruments of a different class or type from those in which other of our clients are invested, and may entitle the holder of such securities and other instruments to greater control or to rights that otherwise differ from those to which such other clients are entitled. In connection with any such investments—including as they relate to acquisition, owning, and disposition of such investments—our clients may have conflicting interests and investment objectives, and any difference in the terms of the securities or other instruments held by such parties may raise additional conflicts of interest for our clients and us. Our failure to adequately mitigate these conflicts could give rise to regulatory and investor scrutiny.
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
In our client portfolios, we maintain (depending upon client objective and mandate) allocations of investments in Asian equities and Emerging Market Funds. In both cases, we have direct exposure to Hong Kong equities, Chinese equities and equities of other Asian countries for which China is a significant export market. In the case of a significant change in how the Chinese government treats Hong Kong or regulation of its equity markets, or how China itself evolves from a sovereign risk perspective, there may be risk to the valuation of these shares. Our Hong Kong wealth management business represents $1.1 billion in AUM as of December 31, 2025, which represents approximately 1.1% of our AUM and less than 2.5% of revenue for the year ended December 31, 2025. Moreover, more than 99.9% of our Hong Kong client assets are custodied in locations other than China or Hong Kong.
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
The SEC continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, including the allocation of broken-deal expenses, marketing practices, allocation of investment opportunities, disclosures to investors, cybersecurity, data protection, and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our clients or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit may result in our being subject to new and increased regulations if we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) went into effect on June 26, 2021. IFR/IFD introduced a bespoke prudential regime for most MiFID investment firms to replace the one that previously applied under the fourth Capital Requirements Directive and the Capital Requirements Regulation. IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. As the application dates for IFR/IFD fall outside the end of the Brexit transition period, the UK is not required to implement the legislation and has instead established a new Investment Firms Prudential Regime that went into effect January 1, 2022, which is intended to achieve similar outcomes to IFD/IFR. There is a risk that the new regime will result in higher regulatory capital requirements for affected firms and new, more onerous remuneration rules, as well as re-cut and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things), each of which could have a material impact on our European operations, although there are transitional provisions allowing firms to increase their capital to the necessary level over three to five years.
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

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but where they afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800). The current U.S. Administration may also seek to expand the scope of regulation on foreign investment through executive orders.
The Business Combination resulted in investments in various U.S. entities by non-U.S. persons that could be considered by CFIUS to result in a covered control transaction that CFIUS would have authority to review. IlWaddi Cayman Holdings is organized in the Cayman Islands and has its principal place of business in Qatar, and its sole ultimate beneficial owner is a Qatar national, and holds 11.9% of our issued and outstanding Common Stock. Several of our directors and executive officers, including each of such persons who is currently a partner and/or officer of AlTi, are also citizens and/or residents of countries other than the United States. While we do not believe that any of the foregoing foreign persons or entities, nor any other foreign person or entity, “controls” us or any of our subsidiaries, CFIUS or another U.S. governmental agency could choose to review any of our past or proposed transactions, including the Business Combination, involving new or existing foreign investors, even if a filing with CFIUS is or was not required at the time of such transaction.
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

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. Initially proposed on May 16, 2016 and re-proposed on May 6, 2024, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers above a specific asset threshold. This rule, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications. In addition, as directed under the Dodd-Frank Act, on October 26, 2022, the SEC adopted final rules under which companies listed on the NYSE and Nasdaq will be required to adopt “clawback” policies that mandate recovery by companies of certain incentive-based compensation awarded to current and former executives in the event of an accounting restatement. On June 9, 2023, the SEC approved, on an accelerated basis, the NYSE and Nasdaq proposed listing standards implementing the SEC’s Dodd-Frank rules covering the recovery of erroneously awarded compensation and the listing standards became effective on October 2, 2023.
The SEC’s amended rule for investment adviser marketing became effective in November 2022. The rule increases regulatory obligations and potential scrutiny and imposes more prescriptive requirements on investment advisers’ marketing activities, including but not limited to prohibitions on advertisements that are misleading or contain material statements that an investment adviser cannot substantiate as well as requirements for performance advertising and the use of placement agent arrangements. The rule impacts the marketing of certain of our funds and other investment advisory functions. Compliance with new rule entails compliance and operational costs.
Future legislation, regulation or guidance may have an adverse effect on the fund industry generally and/or us specifically. Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership:

•In October 2023, the SEC adopted amendments to accelerate the filing deadlines for companies to make filings of beneficial ownership and to expand the scope of instances where such a filing is required, and rules to require certain asset managers to file with the SEC on a monthly basis certain data related to their short sales activity. The adopted rules require that we devote additional resources to fulfilling our beneficial ownership and short-sale reporting obligations and there may be additional regulatory attention focused on such activities.
•In May 2023, the SEC adopted amendments to Form PF (the “Form PF Amendments”) that greatly expand the type, amount, and frequency of information the SEC collects from private fund advisers registered with the SEC. The Form PF Amendments require (i) new “quarterly event” reporting for all private equity fund advisers within 60 days of the end of the fiscal quarter regarding certain trigger events (including adviser-led secondary transactions), (ii) expanded reporting for “large private equity fund advisers,” including reporting on any general partner clawback reporting on any limited partner clawback that is more than 10% of the fund’s capital commitments and additional information on events of default, and (iii) new “current” reporting for “large hedge fund advisers” upon a “trigger event,” including certain extraordinary investments losses that are 20% or more of a fund’s reporting fund aggregate calculated value over a rolling 10 business day period, significant margin and default events, certain operations events with respect to the fund’s critical operations, and events associated with withdrawals and / or redemptions of 50% or more of the fund’s NAV. The Form PF Amendments require the adviser to file additional Form PF reports requiring significant quantitative and qualitative analyses. Consequently, certain of our investment adviser entities will have to devote resources and attention to complying with this additional requirement. The Form PF Amendments will impose operational burdens on such subsidiaries as it will have to build or modify systems to gather the information required by the newly adopted reporting regime. This could result in increased compliance and monitoring costs and divert resources away from advancing a fund’s profitability.
•In February 2023, the SEC proposed a significant transformation of the Custody Rule under the Advisers Act into a new Rule 223-1 (the “Safeguarding Rule”) applicable to SEC-registered investment advisers. The proposed Safeguarding Rule would, among other things. On June 12, 2025, the SEC formally withdrew the Safeguarding Rule proposal and indicated that it does not intend to finalize that proposal. However, the SEC has signaled its intention to pursue modernization of the existing Custody Rule (Rule 206(4)-2) through future rulemaking. While the scope and requirements of any future custody rule amendments remain uncertain, they could present significant compliance challenges for investment advisers and may require advisers to modify their custodial arrangements, operational procedures, and compliance programs.
In addition, an amended SEC rule and subsequent guidance has, from January 2025 and on, prohibited broker dealers from providing price quotations for certain private debt securities unless information about the issuer of these securities is current and publicly available. This rule impacts our ability to obtain quotations in affected securities for which there is no exemptive or no action relief and may affect our ability to trade such securities.

These adopted rules and proposed rules, if adopted, could significantly impact the regulatory landscape applicable to our operations, potentially resulting in increased compliance obligations and associated costs. Additionally, they could affect our business by making it more costly financially or burdensome for us to engage in certain business transactions. However, the outcome and timing of these proposed rules remain uncertain. The change in the U.S. Administration may influence the SEC’s regulatory priorities and the ultimate disposition of these proposals. At this time, it is unclear whether these proposed rules will be adopted in their current form, modified, or withdrawn altogether.
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
We may be subject to increasing scrutiny from our clients with respect to the societal and environmental impact of investments we make, which may adversely impact our ability to retain clients or to grow our client base and assets under management or AUA, and also may cause us to be more likely to invest client capital based on societal and environmental factors instead of investing client capital in the investment opportunities with the highest return potential for a particular level of risk.
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
In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. We and the third parties we rely upon, like other organizations in our industry, have experienced and expect to continue to experience threats that could cause cybersecurity incidents or data breaches. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties.
Our management and Board actively manage and oversee cybersecurity risks. Our cybersecurity program is designed to protect systems and data, containing preventive and detective controls, and our Board, audit committee and management team are regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as periodic updates on cybersecurity events. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.
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
Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, business email compromise, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of artificial intelligence (“AI”) based models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. Our systems may also be subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service providers and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.
Due to applicable laws and regulations or contractual obligations, we may also be held responsible for any failure or cybersecurity breaches attributed to our third-party service providers as they relate to the information that we share with them. Although we generally have agreements relating to data privacy and security in place with our third-party service providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information, or enable us to obtain reimbursement from third-party service providers in the event we should suffer incidents resulting in accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information. In addition, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary or sensitive information (including personal information). Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

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
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Our compliance obligations include those relating to federal laws and regulations, such as Section 5 of the Federal Trade Commission (“FTC”) Act and the Gramm-Leach-Bliley Act (“GLBA”) and its implementing regulations, as well as state laws, such as the California Consumer Privacy Act (“CCPA”), and similar privacy and data security laws have been enacted or proposed in numerous other states. These laws provides for enhanced notice and privacy rights, a private right of action for data breaches, and statutory fines and damages for data breaches or other CCPA violations, as well as requirements of “reasonable” cybersecurity, among other requirements. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, such as the European Economic Area (“EEA”) and the United Kingdom (“UK”). The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area or EEA and the UK is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA, and the UK General Data Protection Regulation, or UK GDPR, with respect to the UK, and collectively with the EU GDPR referred to as the “GDPR” in this report unless specified otherwise. The GDPR applies to all organizations processing or holding personal data of EEA and/or UK data subjects (regardless of the organization’s location) as well as to organizations outside these jurisdictions that offer goods or services in the EEA and UK, or that monitor the behavior of EEA and/or UK data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. The GDPR imposes extensive obligations on organizations that process personal data, including requirements relating to lawful bases for processing, transparency, consent where required, security safeguards, data processing agreements, data subject rights, breach notification, record-keeping, data protection impact assessments and, in some cases, appointment of a data protection officer. It also restricts transfers of personal data outside the EEA and UK (including to the US). Breaches can result in significant penalties (up to €20 million / £17.5 million or 4% of global annual turnover, whichever is higher), and data subjects have rights to lodge complaints and seek compensation. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.

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

The use of new and evolving technologies, such as artificial intelligence (AI), in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence (AI) into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. AI technologies may also introduce novel and evolving attack vectors, including prompt‑injection vulnerabilities, model‑extraction attacks, indirect or hidden prompt manipulation, training‑data contamination, and the generation of hyper‑realistic synthetic content (including “deepfakes”), enabling sophisticated fraud or identity spoofing. These emerging risks may compromise the integrity, confidentiality, availability, or reliability of our systems and may increase exposure to operational disruption, financial loss, and reputational harm. Additionally, the use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (the “AI Act”) on August 1, 2024. The AI Act will apply on a phased basis between 2025 and 2027, with most high‑risk system obligations becoming enforceable beginning August 2026, and additional obligations potentially extending into 2027–2028, depending on harmonized standards under the EU’s Digital Omnibus initiative. In the U.S., states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation. State legislation is rapidly evolving, with more than 1,200 AI‑related bills introduced in 2025 and significant new laws taking effect in 2026, creating a fragmented and frequently shifting compliance landscape. Federal deregulation efforts have triggered preemption conflicts and legal challenges to state AI laws, creating additional regulatory uncertainty. Regulators, including the SEC, increasingly expect tailored, non‑generic AI risk disclosures, clear definitions of AI use cases, and transparency regarding board oversight and material operational impacts. Companies are also cautioned against ‘AI washing’ – that is, overstating AI capabilities in ways that may mislead investors. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

Bad actors around the world also use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and investment managers has been increasing. Our asset management and advisory activities may expose us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for, for example, materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Since November 2022, Home REIT and AHRA, which served as its investment advisor until June 30, 2023, have been the subject of allegations regarding Home REIT’s operations, stemming from a report issued by a short seller and Home REIT has seen its financial performance materially decline. AlTi was formed on January 3, 2023 through a business combination transaction that included certain legacy Alvarium companies. Although AHRA was sold prior to the business combination and has never been a subsidiary of AlTi, we were required under GAAP to consolidate its results in our financial statements until June 30, 2023, when it was deconsolidated. HLIF pursues a similar investment strategy to Home REIT and its financial performance has similarly declined significantly since the end of 2021. The historic management of these funds by certain legacy Alvarium companies is now the subject of separate investigations by the UK FCA and, with respect to certain individuals previously affiliated with Home REIT, the UK SFO and, in the case of Home REIT, potential claims are being asserted by its current and former shareholders and, separately, by Home REIT and its directors against certain group entities (AFM UK and ARE). We no longer provide services to Home REIT. Notwithstanding this, we or our subsidiaries may potentially suffer reputational damage from the allegations concerning the historic management of Home REIT or HLIF. Further, we may be subject to the risk of legal and regulatory liabilities or actions alleging breach of regulatory rules and/or principles, negligence, misconduct (including deceit), breach of fiduciary duty or breach of contract. In particular, although the UK FCA’s investigations concerning the historic management of Home REIT and HLIF only commenced in February 2024 and the UK SFO’s investigation of certain individuals previously affiliated with Home REIT became known to us in January 2026, and their outcomes cannot be known or anticipated as at the date of this Annual Report, any financial penalties or other adverse outcomes resulting from these investigations may adversely affect our business, financial condition or results of operations. Similarly, if any litigation or other action is commenced against AFM UK and/or ARE in connection with Home REIT, whilst it is not possible at this point in time for us to reliably assess the quantum of such claims, or AFM UK’s and ARE’s potential exposure, such claims may potentially be material to the Company and, although our intent is for any such claims to be defended, an adverse outcome could have an adverse affect on the business, financial condition or results of operations. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Significant legal expenses may be incurred in defending litigation and responding to regulatory investigations. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.
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
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. We anticipate losing “emerging growth company” status as of December 31, 2026. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

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

We previously identified three material weaknesses in our internal control over financial reporting, primarily stemming from: (1) insufficiently documented risk assessments, (2) insufficiently documented process-level controls, and (3) insufficiently documented information technology controls supporting our financial statements and reporting. Consequently, our Chief Executive Officer and Chief Financial Officer previously determined that our internal controls and disclosure controls and procedures were ineffective as of December 31, 2024. To address these weaknesses, management has been active in implementing remediation plans, including a testing plan to determine the effectiveness of controls that support our financial statements and reporting, the recruitment of additional accounting personnel and the establishment of process-level controls, management review protocols, and documentation policies. These measures aim to ensure the completeness and accuracy of financial statement disclosures and to identify and to mitigate emerging risks. During 2024, management was able to successfully remediate the previously identified material weakness regarding insufficiently documented risk assessments with additional enhancements made in management’s report on internal controls over financial reporting, including establishment of entity level controls and fraud risk management. Furthermore, during 2025, management was able to successfully remediate the previously identified material weakness regarding insufficiently documented information technology controls supporting our financial statements and reporting. This effort resulted in enhancement of information security general controls across five key information technology segments, which include: change management, computer operations, IT governance, security administration and system development. Additionally, an information technology assessment was completed to remediate four key dependent information technology financial reporting categories, which include: accounts payable, financial reporting, human resources & payroll, and revenue.

While we have made progress in remediating the remaining material weakness, insufficiently documented process-level controls, additional time is required to complete sustainability testing of our internal control over financial reporting during 2026, finalize our remediation efforts, and satisfy the SEC’s rules implementing the Section 404(a) internal control certification requirements. Accordingly, our Chief Executive Officer and Chief Financial Officer have determined that our internal controls and disclosure controls and procedures remained ineffective as of December 31, 2025.

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
As a public company, we are subject to laws, regulations and stock exchange listing standards, which will impose additional costs on us and may strain our resources and divert our management’s attention.
As a company with publicly traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities laws and regulations. These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. Additionally, due to our anticipated loss of “emerging growth company status” as of December 31, 2026, these expenses may increase even more. These new obligations will also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in this Annual Report and in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our Class A Common Stock.
If we are deemed an “investment company” subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if, absent an applicable exemption:
•pursuant to Section 3(a)(1)(A) of the Investment Company Act, it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•pursuant to Section 3(a)(1)(C) of the Investment Company Act, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40%” Test).
We regard ourselves as a financial services business. We believe that we are engaged primarily in the business of providing financial services and advice and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as a financial services and advisory business and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Consequently, we do not believe that we or our subsidiaries would be deemed investment companies with an obligation to register as such pursuant to Section 3(a)(1)(A) of the Investment Company Act.
As of December 31, 2025, based on their respective asset compositions subject to the 40% Test to determine assets that would or would not be considered investment securities, we do not believe that we or our subsidiaries would be deemed investment companies with an obligation to register as such pursuant to Section 3(a)(1)(C) of the Investment Company Act. Our and our subsidiaries’ asset compositions are, however, fluid and may be subject to change in the future.
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
Risks Related to Our Strategic Alternatives Review Process
Our Review of Preliminary Indications of Interest and Potential Strategic Alternatives May Not Result in Any Transaction, and the Announcement or Conduct of Such a Process May Adversely Affect Our Business.
On December 9, 2025, we announced that we had received multiple preliminary indications of interest regarding a potential transaction with the Company and that our Board had formed a Special Committee of independent directors to consider these preliminary indications of interest and assess potential strategic options to maximize long-term value for shareholders, support the Company’s continued growth and continue delivering best-in-class service to clients.
There can be no assurance that our review process will result in any particular outcome or transaction. Any indications of interest received are preliminary and non-binding, and we may not be able to identify or consummate a transaction on acceptable terms, or at all. Even if a transaction is pursued, it may not be completed due to, among other things, the inability to agree on terms, failure to obtain necessary approvals, financing constraints, regulatory considerations or other factors.

The announcement and pendency of the review process may adversely affect our business, financial condition and results of operations. The process may be time-consuming and disruptive to our operations, may divert the attention of management and our Board from executing our business strategy, and may negatively impact our ability to recruit and retain key personnel, maintain relationships with clients, business partners and other stakeholders, and pursue strategic initiatives.
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

Pursuant to the Registration Rights and Lock-Up Agreement and the Sponsor Support Agreement, dated September 19, 2021, by and between the Company, Sponsor, TWMH, the TIG Entities, and Alvarium (the “Sponsor Support Agreement”) subject to certain exceptions, the Sponsor and certain stockholders receiving shares of Company stock as consideration pursuant to the Business Combination Agreement are contractually restricted from selling or transferring a portion of their shares. The last applicable lock-up period expired on January 3, 2026.
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

ITEM 2. PROPERTIES
Our corporate headquarters, which we lease, is located at 22 Vanderbilt Avenue, 27th Floor, New York, NY. Additionally we lease office space in Bethesda, Dallas, Hamburg, Hong Kong, Lisbon, London, Lugano, Miami, Milan, Minneapolis, New York, Palm Beach, Paris, Portland, San Francisco, Seattle, Singapore, Wilmington and Zurich. The Company does not own any real estate. We believe that our existing office space is sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of our business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of AlTi Global, Inc. - Litigation” and Note 21 (Commitments and Contingencies) to our consolidated financial statements included in this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock trades on the Nasdaq Capital Market under the symbol “ALTI.”
Holders
As of March 31, 2026, there were 293 holders of record of our Class A Common Stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Our Business

AlTi is a global wealth and investment partner to families, foundations and institutions, helping clients activate capital with clarity, bring structure to complexity, and plan with purpose across borders and generations. AlTi combines the breadth of a global firm with the service offering of a family office to deliver solutions designed to meet the full complexity of wealth and capital. We manage or advise approximately $93.1 billion in combined assets as of December 31, 2025. We have approximately 490 professionals operating in 19 cities in 9 countries across three continents as of December 31, 2025. We provide holistic solutions for our wealth management and Outsourced Chief Investment Officer (“OCIO”) clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.
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
Fee Structure
The Company generates a diverse array of revenue streams that fall broadly into four categories: (i) recurring management, advisory, trustee, or administration fees (“management fees”); (ii) performance or incentive fees; (iii) distributions from investments and (iv) other income or fees:
•Management Fees
Management, advisory, trustee, and administration fees are the Company’s primary source of revenue, and are historically more predictable across market conditions than our other revenue sources. These fees are recurring in nature (usually being annual or quarterly fees) and are earned from investment management, investment advisory, trusts, and family office services. The recurring nature of these fees is underpinned by the client retention rate of wealth management services which means that these fees are also relatively stable.
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

Our internally managed TIG Arbitrage fund is entitled to receive incentive fees from the assets it manages if certain performance returns have been achieved. These incentive fees range from 15% to 20% of net profits. In compliance with ASC 606, we recognize these fees only when it is probable that a significant revenue reversal will not occur. Our incentive fees are not subject to clawback provisions.

Wealth management clients in certain jurisdictions may also pay performance or incentive fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.

Distributions from Investments

Distributions from investments are generated from the equity interests we have in three external managers. Distributions from each external manager are recorded upon receipt of the distribution. These distributions are generated through our equity interest in the external manager’s management fees and incentive fees. The management fee component of the distributions is recurring in nature, while the incentive portion, which is performance based, is more susceptible to impact from exogenous factors. Our economic interests in the External Strategic Managers are as follows:
◦Real Estate Bridge Lending Strategy—21% profit share;
◦European Equities—25% revenue share; and
◦Asian Credit and Special Situations—12% revenue share
The External Strategic Managers distributions from investments are all driven by a management fee component while the distributions from European equities and Asian credit and special situations also have an incentive fee component depending on performance. Depending on the fund, the incentive fee component can range from 15% to 35% of the net profit/income, in excess of a 10% return hurdle.

Other income/fees

Other income or fees primarily include transaction fees, which are generally non-recurring in nature, are typically commission based, and are received upon the successful completion of a transaction.

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

During the fourth quarter of 2025, global equity markets continued to advance, with major indices ending the year near record or multi‑year highs. In the U.S., performance was positive but more moderate compared to earlier in the year. The S&P 500 returned 2.66%, the Nasdaq Composite gained 2.72%, and international equities outperformed with the MSCI ACWI ex USA rising 5.05% in the quarter. Market leadership, while still concentrated in large‑cap growth and technology names, showed signs of broadening as value‑tilted and international markets strengthened.

The U.S. economic backdrop remained resilient. According to the updated estimate from the Bureau of Economic Analysis, real gross domestic product grew at an annualized rate of 4.4% in the third quarter of 2025, an acceleration from the second quarter’s 3.8% increase. This upward revision reflected stronger consumer spending, exports, government outlays, and investment. Robust household demand, rebounding exports, and easing inventory drags continued to support overall activity.

Inflation remained above the Federal Reserve’s long‑term target but continued to show gradual improvement. The core PCE price index increased 2.8% year‑over‑year in September, and remained at 2.7% in October and 2.8% in November, signaling relatively stable underlying inflation pressures despite tariff‑related price impacts.

Our operations are also affected by movements in interest rates, which influence the value of our clients’ portfolios and, in turn, our revenue. Interest‑rate levels are shaped by Federal Reserve policy decisions aimed at balancing inflation and employment conditions. In December 2025, the Federal Reserve cut the federal funds rate by 25 basis points to a target range of 3.50%–3.75%, marking a third consecutive reduction to close the year. At the subsequent meeting in January 2026, the Federal Reserve left rates unchanged at 3.50%–3.75%, signaling a data‑dependent pause following those late 2025 cuts.

We continue to monitor developments related to these macroeconomic factors and assess their potential impact on both financial markets and our business. A slowdown in inflows or sustained market declines could negatively affect our future results, potentially leading to reduced management fees. At this time, the full impact of these events on financial markets, the broader economy, and our financial statements remains uncertain. For more information, please refer to Part I, Item 1A. “Risk Factors” of this Annual Report for previously disclosed risk factors.

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

	For the Year Ended		Favorable (Unfavorable)
(Dollars in Thousands)	December 31, 2025	December 31, 2024	$ Change
Revenues
Management/advisory fees	$198,410	$182,599	$15,811
Incentive fees	34,708	3,256	31,452
Distributions from investments	20,837	12,304	8,533
Other income/fees	1,001	231	770
Total Revenues	254,956	198,390	56,566

Net income (loss) from continuing operations	(123,717)	(102,248)	(21,469)
Interest expense	347	22,134	(21,787)
Income tax expense (benefit) from continuing operations	18,588	(20,856)	39,444
Depreciation & Amortization	18,446	14,427	4,019
EBITDA Reported	(86,336)	(86,543)	207

Stock-based compensation (a)	31,671	24,215	7,456
Transaction expenses (b)	25,571	36,462	(10,891)
Change in fair value of investments and non-recurring realized (gain)/loss on sales (c)	5,014	6,526	(1,512)
Change in fair value of earnout liabilities (d)	(3,280)	(30,727)	27,447
Change in fair value of TRA liability (e)	(5,372)	(3,855)	(1,517)
Organization streamlining cost (f)	34,046	5,686	28,360
Impairment (non-cash) (g)	35,000	47,989	(12,989)
Impairment of goodwill (h)	—	29,367	(29,367)
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	—	(4,486)	4,486
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	—	10	(10)
Change in fair value of preferred stock tranche liability (k)	(1,530)	(600)	(930)
Adjusted EBITDA	$34,784	$24,044	$10,740
(a)Add-back of non-cash expense related to awards of Class A Common stock.
(b)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including compensation arrangements, legal fees, accounting fees, litigation settlements, technology implementations, consultancy fees, among others.
(c)Add-back of the change in fair value of investments held at fair value and non-recurring realized (gain)/loss on sale.
(d)Add-back of the change in fair value of the earnout liabilities.
(e)Add-back of the change in fair value of the TRA liability.
(f)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment.
(g)Add-back of impairment of carried interest/equity method investments and intangible assets.
(h)Add-back of impairment of goodwill.
(i)Add-back of the amortization of the step-up in equity method investments.

(j)Add-back of reported interest, depreciation, amortization, and tax adjustments of the Company’s equity method investments.
(k)Add-back of the change in fair value of preferred stock tranche liability.
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
The following table presents the reconciliation of net income as reported in our Consolidated Statement of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

(Dollars in Thousands)	For the Year Ended
	December 31, 2025	December 31, 2024
	Total	Total
Adjusted Net Income and Adjusted EBITDA

Net income before taxes from continuing operations	$(105,129)	$(123,104)
Stock-based compensation (a)	31,671	24,215
Transaction expenses (b)	25,571	36,462
Change in fair value of investments and non-recurring realized (gain)/loss on sales (c)	5,014	6,526
Change in fair value of earnout liabilities (d)	(3,280)	(30,727)
Change in fair value of TRA liability (e)	(5,372)	(3,855)
Organization streamlining cost (f)	34,046	5,686
Impairment (non-cash) (g)	35,000	47,989
Impairment of goodwill (h)	—	29,367
(Gains)/Losses on EMI/Carried Interest (non-cash) (i)	—	(4,486)
EMI Adjustments (Interest, Depreciation, Taxes & Amortization) (j)	—	10
Change in fair value of preferred stock tranche liability (k)	(1,530)	(600)
Adjusted income (loss) before taxes	15,991	(12,517)
Adjusted income tax (expense) benefit	(4,899)	(770)
Adjusted Net Income	11,092	(13,287)
Interest expense	347	22,134
Income tax expense	18,588	(20,856)
Net income tax adjustments	(13,689)	21,626
Depreciation and amortization	18,446	14,427
Adjusted EBITDA	$34,784	$24,044
(a)Add-back of non-cash expense related to awards of Class A Common stock.
(b)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including compensation arrangements, legal fees, accounting fees, litigation settlements, technology implementations, consultancy fees, among others.
(c)Add-back of the change in fair value of investments held at fair value and non-recurring realized (gain)/loss on sale.
(d)Add-back of the change in fair value of the earnout liabilities.
(e)Add-back of the change in fair value of the TRA liability.

(f)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic portfolio realignment.
(g)Add-back of impairment of carried interest/equity method investments and intangible assets.
(h)Add-back of impairment of goodwill.
(i)Add-back of the amortization of the step-up in equity method investments.
(j)Add-back of reported interest, depreciation, amortization, and tax adjustments of the Company’s equity method investments.
(k)Add-back of the change in fair value of preferred stock tranche liability.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, which are discussed below.

AlTi Global, Inc.
AUM:	$49.7 billion
AUA:	$93.1 billion

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

The table below presents the change in our total AUM for our operating segment for the periods indicated:

(Dollars in Millions)	For the Year Ended
AUM	December 31, 2025	December 31, 2024
Beginning Balance:	$43,091	$34,525
Net client change	277	(1,579)
Cash Flow, net	(1,089)	(1,722)
Market Performance, net	4,284	3,558
Assets subject to change in billing methodology	—	(415)
Prior Quarter Adj / Regulation change	—	31
Acquisitions (dispositions)	1,378	8,693
Ending Balance:	$47,941	$43,091
Average AUM	$45,516	$38,808

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

The table below presents the change in our total AUA for our operating segment for the periods indicated:

(Dollars in Millions)	For the Year Ended
AUA	December 31, 2025	December 31, 2024
Beginning Balance:	$60,473	$51,036
Acquisitions	15,717	—
Change	9,626	9,437
Ending Balance:	$85,816	$60,473
Average AUA	$73,145	$55,755

Investments in Alternative Platforms - AUM/AUA

Within the Alternatives platform, assets consist of assets managed by TIG Arbitrage (AUM $1.8 billion and $1.7 billion as of December 31, 2025 and 2024, respectively), and the External Strategic Managers (AUA $5.5 billion and $5.1 billion as of December 31, 2025 and 2024, respectively).
The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the year ended December 31, 2025 and 2024:

Alternatives Platform

(Dollars in Millions)	AUM/AUA at January 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at December 31, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,719	$235	$163	$339	$(647)	$(48)	$1,761	$1,740	$42
External Strategic Managers:
Real Estate Bridge Lending Strategy	$2,019	$(65)	$—	$—	$—	$(63)	$1,891	$1,955	$(128)
European Equities	$1,848	$430	$—	$373	$(50)	$(99)	$2,502	$2,175	$654
Asian Credit and Special Situation	$1,260	$86	$—	$53	$(254)	$(26)	$1,119	$1,190	$(141)
External Strategic Managers Subtotal	$5,127	$451	$—	$426	$(304)	$(188)	$5,512	$5,320	$385
Total	$6,846	$686	$163	$765	$(951)	$(236)	$7,273	$7,060	$427

(Dollars in Millions)	AUM/AUA at January 1, 2024	Gross Appreciation	New Investments	Subscriptions	Redemptions	Distributions	AUM/AUA at December 31, 2024	Average AUM/AUA	Change
TIG Arbitrage	$2,382	$14	$—	$292	$(947)	$(22)	$1,719	$2,051	$(663)
External Strategic Managers:
Real Estate Bridge Lending Strategy	$2,194	$(141)	$—	$—	$—	$(34)	$2,019	$2,107	$(175)
European Equities	$1,676	$216	$—	$431	$(418)	$(57)	$1,848	$1,762	$172
Asian Credit and Special Situation	$1,388	$233	$—	$67	$(382)	$(46)	$1,260	$1,324	$(128)
External Strategic Managers Subtotal	$5,258	$308	$—	$498	$(800)	$(137)	$5,127	$5,193	$(131)
Total	$7,640	$322	$—	$790	$(1,747)	$(159)	$6,846	$7,244	$(794)

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

Other Fees

Other income or fees primarily include transaction fees, which are generally non-recurring in nature, are typically commission based, and are received upon the successful completion of a transaction.
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
Depreciation and Amortization Expenses: Fixed assets and intangible assets are depreciated and amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within depreciation and amortization in the Company’s Consolidated Statement of Operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term or the life of the asset, while other fixed assets are generally depreciated over a period of three to fifteen years.
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

Results of Operations

Consolidated Results of Operations – For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	For the Year Ended		Favorable (Unfavorable)
(Dollars in Thousands)	December 31, 2025	December 31, 2024	$ Change
Revenues
Management/advisory fees	$198,410	$182,599	$15,811
Incentive fees	34,708	3,256	31,452
Distributions from investments	20,837	12,304	8,533
Other income/fees	1,001	231	770
Total Revenues	254,956	198,390	56,566

Expenses
Compensation and employee benefits	189,793	156,122	33,671
Non-compensation expenses	139,106	101,201	37,905
Total Operating Expenses	328,899	257,323	(71,576)

Other income (expenses)	(31,186)	(64,171)	32,985
Net loss before taxes from continuing operations	(105,129)	(123,104)	17,975
Income tax (expense)/benefit from continuing operations	(18,588)	20,856	(39,444)
Net (loss) income from continuing operations	$(123,717)	$(102,248)	$(21,469)
Revenue

Management / advisory fees. Management and advisory fees for the year ended December 31, 2025, increased by $15.8 million compared to the year ended December 31, 2024. This increase was driven by higher fees due to rising AUM amounts year over year in our wealth management practice partially driven by the acquisition of Kontora. These gains were partially offset by lower management fees in the TIG Arbitrage strategy due to fund outflows.

Incentive fees. For the year ended December 31, 2025, incentive fees increased by $31.5 million compared to the year ended December 31, 2024. This increase is attributable to increased investment performance resulting in crystallized incentive fees in the TIG Arbitrage strategy for the current year, which led to higher incentive fees compared to the prior year.

Distributions from investments. Distributions from investments for the year ended December 31, 2025 increased by $8.5 million compared to the year ended December 31, 2024. This increase was due to higher distributions related to management and incentive fees in the External Strategic Managers strategies in the current period resulting from stronger performance in of these strategies compared to the prior year.

Other fees / income. Other fees and income for the year ended December 31, 2025 increased by $0.8 million compared to the year ended December 31, 2024. This increase was primarily driven by higher transactional income related to the Company’s acquisition of Kontora.
Expenses

Compensation expense. Compensation expense for the year ended December 31, 2025 increased by $33.7 million compared to the year ended December 31, 2024. This increase was primarily due to higher compensation costs tied to acquisition-driven compensation and benefits, acquisition-related earn-outs and new equity grants and to organizational streamlining initiatives that continue to be undertaken in 2025.

Non-compensation expense. Non-compensation expenses for the year ended December 31, 2025 increased by $37.9 million as compared to the year ended December 31, 2024, primarily driven by a $11.8 million increase in one-time and transactional professional fees and a $21.9 million increase in general, administrative and other costs primarily due to non-recurring bad debt related to the real estate divestment $15.5 million and redress provisions $3.6 million.

Other income (expenses)

Other income (expenses) for the year ended December 31, 2025 increased by $33.0 million compared to the year ended December 31, 2024. During the year ended December 31, 2025, an impairment loss on intangible assets of $35.0 million was recognized. During the year ended December 31, 2024, an impairment loss on goodwill and intangibles of $74.3 million and higher interest expense of $22.1 million, partially offset by gains on earn-out liabilities of $30.7 million, was recognized.

Taxes

The Company’s effective tax rate was (17.7)% for the year ended December 31, 2025 compared to 16.9% for year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 differed from the statutory U.S. corporate tax rate primarily due to the portion of income allocated to noncontrolling interests, state and local taxes, and the impact of a full valuation allowance on the Company’s deferred tax assets, including those generated in the Company’s subsidiaries in the U.S. and the U.K. and its investment in Umbrella. The effective tax rate for the year ended December 31, 2024 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes a prudent approach to ensure the Company’s liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.

Over the next 12-months from the time of this filing and the foreseeable future, we believe our cash and cash equivalents are sufficient to meet all of our normal operational and liquidity needs. However, to fund new initiatives and accelerate our growth, we may be required to obtain additional funds. This is because periods of low cash balances, caused by potential mismatches between projected revenue and the timing of receipts, could specifically impact the capital available for expansion and/or business initiative efforts to grow or scale the business.

Kontora Credit Facility

On April 30, 2025, the Company acquired Kontora. See Note 4 (Business Combinations and Divestitures) in our accompanying consolidated financial statements. Kontora has a term loan with HypoVereinsbank. Throughout the period of the term loan Kontora Family Office GmbH, as a standalone entity, is required to maintain economic equity of the higher of $1.8 million or 30% of the total assets of this standalone entity. At December 31, 2025, the term loan had an outstanding principal amount of $0.5 million. In addition, Kontora has a revolving line of credit, with an aggregate borrowing facility of $0.9 million with HypoVereinsbank, which expires on July 25, 2029. The funded amounts under this revolving line of credit bear no restrictions on its use.

At December 31, 2025, the funded amount under the revolving line of credit was $0.4 million. See Note 16 (Debt, net of unamortized deferred financing costs) in our accompanying consolidated financial statements.

Allianz and Constellation Investment

On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (the “Allianz Warrants”). As of December 31, 2025, none of the Allianz Warrants have been exercised.

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

On May 13, 2025, Allianz exercised the Allianz Tranche Right (as defined below) to purchase an additional 18,471 shares of Series A Preferred Stock at $1,000 per share for $18.5 million.

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

On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of December 31, 2025, none of the Constellation Warrants have been exercised.

Credit Agreement

During the fourth quarter ended December 31 2024, the Company repaid its debt outstanding under the bank credit facility (see Note 16 (Debt, net of unamortized deferred financing costs) to our consolidated financial statements included in this Annual Report) with the proceeds raised from the Allianz Transaction and the Constellation Transaction (see Note 1 (Description of the Business) to our consolidated financial statements included in this Annual Report). On January 3, 2023, concurrent with the consummation of the Business Combination, the Company had entered into a $250.0 million credit facility with a syndicate led by BMO Capital Markets Corp. The facility, which had a term of five years and was comprised of a $150.0 million revolving credit facility and a $100.0 million term loan facility, was to be used to pay down subsidiary debt and fund growth initiatives.

Cash Flows
For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following tables and discussion summarize our Consolidated Statement of Cash Flows by activity attributable to AlTi for the periods indicated. Negative amounts represent an outflow or use of cash.

	For the Year Ended		Favorable (unfavorable)
(Dollars in Thousands)	December 31, 2025	December 31, 2024	$ Change
Net cash used in operating activities	$(51,437)	$(16,188)	$(35,249)
Net cash provided by (used in) investing activities	$13,683	$(107,974)	121,657
Net cash provided by financing activities	$12,002	$174,313	(162,311)
Effect of exchange rate on cash balances	$2,579	$(673)	3,252
Net increase (decrease) in cash and cash equivalents	$(23,173)	$49,478	$(72,651)
Cash and cash equivalents decreased by $23.2 million during the year ended December 31, 2025 primarily due to the Company’s net operating activities during the period, partially offset by the Company’s net investing and financing activities during the period.

Operating Activities

Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits and professional fees. Our net operating cash outflow of $51.4 million for the year ended December 31, 2025, was primarily driven by the Company’s net operating loss from continuing operations for the period, as operating expenses exceeded revenues, as well as an increase in Fees receivable of $32.2 million, partially offset by an increase in Accrued compensation and profit sharing of $21.0 million.

Our net operating cash outflow of $16.2 million for the year ended December 31, 2024, was primarily driven by the Company’s net operating loss from continuing operations for the period, as operating expenses exceeded revenues, as well as a decrease in Accrued compensation and profit sharing of $15.8 million.

Investing Activities

Net cash provided by investing activities of $13.7 million during the year ended December 31, 2025, was driven primarily by the net proceeds received of $20.9 million from the sale of an equity method investment, partially offset by the acquisition of Kontora, net of cash acquired of $6.6 million.

Net cash used in investing activities of $108.0 million during the year ended December 31, 2024, was primarily driven by the deployment of approximately $116.3 million of capital related to the acquisition of EEA, Pointwise, and Envoi and equity method investments, partially offset by approximately $16.7 million of proceeds from the sale of FOS.
Financing Activities

Net cash provided by financing activities of $12.0 million during the year ended December 31, 2025, primarily resulted from the issuance of additional preferred stock, partially offset by cash payments on earn-outs.

Net cash provided by financing activities of $174.3 million for the year ended December 31, 2024, primarily resulted from the issuance of common and preferred equity, net of transaction costs paid, partially offset by the net pay down of our credit facility, member distributions, and tax payments associated with settlements of equity compensation awards.

Contractual Obligations
Tax Receivable Agreement

As discussed in Note 21 (Commitments and Contingencies) to our consolidated financial statements included in this Annual Report, we may be required to make payments under the TRA in the future.
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
As of December 31, 2025 and 2024, the liability associated with the TRA was approximately $25.7 million and $28.8 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of December 31, 2025 and 2024, the Company carried $8.8 million and $9.4 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
As of December 31, 2025, holders of Class B Units have exchanged a total of 10,844,400 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.68 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of December 31, 2025, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $25.7 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of December 31, 2025, none of the Constellation Warrants have been exercised.

On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock. As of December 31, 2025, none of the Allianz Warrants have been exercised.

Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of December 31, 2025 and December 31, 2024, the fair value of the earn-out share liability was $15.3 million and $23.8 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Consolidated Statement of Financial Position. See Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included in this Annual Report for additional detail.
East End Advisors Contingent Consideration

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of December 31, 2025 and 2024, the fair value of the earn-out share liability was $25.3 million and $29.9 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Consolidated Statement of Financial Position.

Pointwise Deferred Consideration

On May 9, 2024, the Company acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Consolidated Statement of Financial Position. The deferred consideration was paid during the quarter ended March 31, 2025, in cash and equity totaling $3.4 million.

Envoi Earn-out Liability

On July 1, 2024, the Company acquired substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of December 31, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $8.2 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.6 million and $1.3 million, respectively, are included in Earn-out liabilities, at fair value presented on the Consolidated Statement of Financial Position.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. As of December 31, 2025, the Kontora earn-out liability of $7.0 million is reported in the Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position.

Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Consolidated Statement of Financial Position. As of December 31, 2025, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.

Litigation

From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of December 31, 2025 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

On July 11, 2025, after conducting the previously announced strategic review of the International Real Estate Businesses, the Company approved the appointment of Teneo as administrators of the International Real Estate Businesses. Potential litigation related to that business, including Home REIT and HLIF below, will be dealt with as appropriate by the administrators.

Home REIT

Home REIT is a real estate investment trust company listed on the London Stock Exchange. AFM UK, a wholly owned subsidiary of the Company, is one of the International Real Estate entities which entered into administration, and was Home REIT’s alternative investment fund manager (“AIFM”) until August 21, 2023 and AHRA was its investment adviser until June 30, 2023. Services are no longer provided by any AlTi companies or any legacy Alvarium companies to Home REIT. AHRA was owned by ARE (another wholly owned subsidiary of the Company, and one of the International Real Estate entities which entered into administration) up until December 30, 2022, when it was sold. AlTi was formed on January 3, 2023, through the Business Combination that included certain legacy Alvarium companies, including AFM UK. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. For UK regulatory purposes, up until June 30, 2023, AHRA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE (which is authorized and regulated by the UK FCA).

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

There have been no material developments in the potential litigation relating to Home REIT since the appointment of administrators on July 11, 2025.

HLIF

HLIF is a private fund which pursues a similar investment strategy to Home REIT. In the period from June 30, 2022 to December 31, 2023, the estimated value of its underlying real estate investment portfolio declined by approximately 50%, due to a decrease in the timely collection of rents on the underlying portfolio, but also due to higher interest rates and other macro-economic factors. HLIF was managed by AFM UK as its AIFM and ‘authorized corporate director’ and was advised by SHIA, (one of the International Real Estate entities which entered into administration), until August 2025, when management of HLIF was transitioned to a third party manager and AFM UK’s and SHIA’s services were terminated. Like AHRA, SHIA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE.

In February 2024, the UK FCA commenced investigations into the historic performance of certain International Real Estate entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations relate to the historic management of Home REIT and/or HLIF by certain legacy Alvarium companies. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entities breached other FCA rules and/or principles. ARE and AFM UK have voluntarily requested the imposition of requirements by the UK FCA which primarily involves the companies agreeing to maintain their current assets and not undertaking any new business without UK FCA consent. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred, and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.

Potential Redress in Relation to Real Estate Products

As part of ongoing examinations with regulators and our review of client relationships, it has been agreed, that if certain conditions are met, redress will be paid to a limited number of clients in relation to certain Real Estate Products. As of the issuance of these financial statements all impacted clients have been informed of this proposal.

As of the year ended December 31, 2025, a provision of $3.6 million has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to US GAAP that went into effect during the year ended December 31, 2025, or that have been issued but that we have not yet adopted have substantively impacted our recent trends or are expected to substantively impact our future trends.
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

Exchange Rate Risk
We and our funds hold investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees and incentive fees earned by funds with fee paying AUM denominated in foreign currencies as well as by funds with fee paying AUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors AlTi Global, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of AlTi Global, Inc. and subsidiaries (the Company, prior to January 3, 2023, Tiedemann Wealth Management Holdings) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 31, 2026

AlTi Global, Inc.
Consolidated Statement of Financial Position

(Dollars in Thousands, except share data)	As of December 31, 2025	As of December 31, 2024

Assets
Cash and cash equivalents	$41,158	$64,417
Fees receivable, net (includes $9,535 and $888 of related party receivables, respectively)	65,571	30,220
Investments at fair value	144,196	148,674
Equity method investments	138	20,403
Intangible assets, net of accumulated amortization	436,157	469,563
Goodwill	385,966	377,842
Operating lease right-of-use assets	46,686	50,436
Deferred tax asset, net	130	21,445
Other assets, net	56,446	50,388
Assets of discontinued operations	—	22,445
Total assets	$1,176,448	$1,255,833

Liabilities
Accounts payable and accrued expenses	$48,637	$25,388
Accrued compensation and profit sharing	77,286	59,921
Accrued member distributions payable	3,260	3,355
Earn-out liabilities, at fair value	57,411	64,639
TRA liability (includes $8,785 and $9,378 at fair value, respectively)	25,724	28,765
Preferred stock tranche liability, at fair value	2,410	3,940
Earn-in consideration payable	—	932
Operating lease liabilities	61,675	63,055
Debt, net of unamortized deferred financing cost	883	—
Deferred tax liability, net	9,697	10,696
Other liabilities, net	14,676	11,839
Liabilities of discontinued operations	—	13,108
Total liabilities	$301,659	$285,638

Commitments and contingencies (Note 21)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 shares authorized, 168,934 shares issued and outstanding at December 31, 2025, 140,000 shares authorized, 140,000 issued and outstanding at December 31, 2024	168,934	142,858
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 shares authorized, 150,000 shares issued and outstanding at December 31, 2025, and 150,000 shares authorized, 150,000 issued and outstanding at December 31, 2024	176,904	160,808

Shareholders’ Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 103,330,156 and 93,686,980 issued and outstanding, respectively	10	9
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 44,188,561 and 46,138,876 issued and outstanding, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 and 0 issued and outstanding, respectively	—	—
Treasury stock, at cost: 0 and 0 shares as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	667,298	652,857
Retained earnings (accumulated deficit)	(418,015)	(296,561)
Accumulated other comprehensive income (loss)	4,975	(1,569)
Total AlTi Global, Inc. shareholders’ equity	600,106	658,402
Non-controlling interest in subsidiaries	274,683	311,793
Total shareholders’ equity	874,789	970,195
Total liabilities, mezzanine equity, and shareholders’ equity	$1,176,448	$1,255,833
The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Operations

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Revenue
Management/advisory fees	$198,410	$182,599	$160,785
Incentive fees	34,708	3,256	42,674
Distributions from investments	20,837	12,304	17,185
Other income/fees	1,001	231	501
Total revenue	254,956	198,390	221,145
Operating Expenses
Compensation and employee benefits	189,793	156,122	169,191
Systems, technology and telephone	19,207	18,434	15,073
Sales, distribution and marketing	3,994	3,099	1,894
Occupancy costs	13,814	14,305	11,710
Professional fees	47,798	35,949	45,433
Travel and entertainment	3,663	4,750	5,098
Depreciation and amortization	18,446	14,427	10,397
General, administrative and other	32,184	10,237	10,575
Total operating expenses	328,899	257,323	269,371
Total operating income (loss)	(73,943)	(58,933)	(48,226)
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	(35,000)	(74,267)	—
Gain (loss) on investments	(5,022)	(3,300)	4,161
Gain (loss) on TRA	5,372	3,855	(233)
Gain (loss) on preferred stock tranche liability	1,530	600	—
Gain (loss) on warrant liabilities	—	—	(12,866)
Gain (loss) on earnout liabilities	3,280	30,727	31,104
Interest expense	(347)	(22,134)	(14,710)
Interest income	1,422	5,206	(1,301)
Other income (expense)	(2,421)	(4,858)	(104)
Income (loss) before taxes from continuing operations	(105,129)	(123,104)	(42,175)
Income tax (expense) benefit from continuing operations	(18,588)	20,856	506
Net income (loss) from continuing operations	(123,717)	(102,248)	(41,669)
Net income (loss) from discontinued operations, net of income tax	(31,353)	(72,057)	(269,546)
Net income (loss)	(155,070)	(174,305)	(311,215)
Net (loss) income attributed to non-controlling interests in subsidiaries from continuing operations	(35,371)	(71,271)	(145,631)
Net (loss) income attributed to non-controlling interests in subsidiaries from discontinued operations	—	—	—
Net income (loss) attributable to AlTi Global, Inc.	$(119,699)	$(103,034)	$(165,584)

(Continued on the following page)

AlTi Global, Inc.
Consolidated Statement of Operations

(Continued from the previous page)	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net Income (Loss) Per Share
Basic:
Continuing operations	$(1.23)	$(0.68)	$1.69
Discontinued operations	$(0.31)	$(0.90)	$(4.39)

Diluted:
Continuing operations	$(1.23)	$(0.68)	$(0.36)
Discontinued operations	$(0.31)	$(0.90)	$(4.39)

Weighted Average Shares of Class A Common Stock Outstanding
Basic
Continuing operations	99,868,230	79,692,659	61,396,692
Discontinued operations	99,868,230	79,692,659	61,396,692
Diluted:
Continuing operations	99,868,230	79,692,659	115,815,247
Discontinued operations	99,868,230	79,692,659	61,396,692

The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net income (loss)	(155,070)	(174,305)	(311,215)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	9,224	(14,760)	20,916
Other comprehensive income (loss)	(25)	119	(764)
Total comprehensive income (loss)	(145,871)	(188,946)	(291,063)
Other loss attributed to non-controlling interests in subsidiaries	(32,783)	(76,315)	(134,635)
Comprehensive income (loss) attributable to AlTi Global, Inc.	(113,088)	(112,631)	(156,428)
The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	140,000	142,858	150,000	160,808	93,686,980	$9	46,138,876	$—	$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(119,699)	—	(35,371)	(155,070)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	6,628	2,596	9,224
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(18)	(7)	(25)
Tax allocation to equity holders	—	—	—	—	—	—	—	—	—	—	(1,755)	(66)	2,228	407
Sale of investment	—	—	—	—	—	—	—	—	—	—	—	—	234	234
Preferred share accrued dividend	10,463	7,605		16,096	2,388,633	1	—	—	—	(23,702)	—	—	—	—
Preferred stock tranche issuance	18,471	18,471	—	—	—	—	—	—	—	—	—	—	—	18,471
Issuance of shares for EEA business combination	—	—	—	—	594,057	—	—	—	—	1,880	—	—	23	1,903
Issuance of shares for PW deferred consideration	—	—	—	—	385,279	—	—	—	—	1,299	—	—	—	1,299
Share based compensation	—	—	—	—	4,324,891	—	—	—	—	30,327	—	—	—	30,327
TRA Exchange	—	—	—	—	1,950,315	—	(1,950,315)	—	—	4,650	—	—	(6,813)	(2,163)
Restructurings	—	—	—	—	—	—	—	—	—	(13)	—	—	—	(13)
Balance at December 31, 2025	168,934	$168,934	150,000	$176,904	103,330,155	$10	44,188,561	$—	$—	$667,298	$(418,015)	$4,975	$274,683	$874,789

The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2024	—	—	—	—	65,110,875	$7	53,219,713		$—	$536,509	$(193,527)	$9,155	$430,349	$782,493
Net income (loss)	—	—	—	—	—	—	—		—	—	(103,034)	—	(71,271)	(174,305)
Currency translation adjustment	—	—	—	—	—	—	—		—	—	—	(9,676)	(5,084)	(14,760)
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	80	39	119
Payment for partner’s tax	—	—	—	—	—	—	—		—	(3,271)	—	—	—	(3,271)
Issuance of preferred shares, net of issuance costs	140,000	137,460	150,000	142,690	—	—	—		—	—	—	—	—	280,150
Preferred share dividend	—	5,398		18,118	—	—	—		—	(23,514)	—	—	—	2
Issuance of shares for business combination	—	—	—	—	—	—	—		—	1,025	—	—	—	1,025
Share based compensation	—	—	—	—	—	—	—		—	17,454	—	—	—	17,454
Shares issued to employees on vesting of equity awards	—	—	—	—	2,176,687	—	—		—	(4,037)	—	—	—	(4,037)
Class A Common Stock issued to Allianz, net of issuance costs	—	—			19,318,581	2	—		—	90,422	—	—	—	90,424
TRA Exchange	—	—	—	—	7,080,837	—	(7,080,837)	—	—	28,675	—	—	(41,489)	(12,814)
FOS deconsolidation	—	—	—	—	—	—	—		—	—	—	(306)	(204)	(510)
LXi deconsolidation	—	—	—	—	—	—	—		—	—	—	(822)	(547)	(1,369)
Issuance of Allianz and Constellation warrants	—	—	—	—	—	—	—		—	9,594	—	—	—	9,594
Balance at December 31, 2024	140,000	$142,858	150,000	$160,808	93,686,980	$9	46,138,876		$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195

The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Changes in Mezzanine Equity and Shareholders’ Equity

	Shareholders’ Equity
(Dollars in Thousands, except share data)	Class A Common Stock		Class B Common Stock			Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares		Amount
Balance at January 1, 2023	55,388,023	$6	55,032,961		$—	$434,620	$(27,946)	$—	$606,973	$1,013,653
Issuance of shares to Alvarium Employee Benefit Trust	2,100,000	—	—		—	21,000	—	—	—	21,000
Net income (loss)	—	—	—		—	—	(165,584)	—	(145,631)	(311,215)
Currency translation adjustment	—	—	—		—	—	3	9,575	11,338	20,916
Cancellation of AHRA call option	—	—	—		—	—	—	—	154	154
Other comprehensive income	—	—	—		—	—	—	(420)	(344)	(764)
Payment for partner’s tax	—	—	—		—	(998)	—	—	—	(998)
AHRA Deconsolidation	—	—	—		—	28,768	—	—	(28,768)	—
Measurement period adjustment	—	—	—		—	(635)	—	—	(118)	(753)
Share based compensation	—	—	—		—	7,937	—	—	—	7,937
Issuance of shares for business combination	339,967	—	—		—	2,058	—	—	—	2,058
TRA Exchange	1,813,248	—	(1,813,248)	—	—	14,280	—	—	(13,255)	1,025
Issuance of shares - exercise of warrants	5,469,637	1	—		—	29,479	—	—	—	29,480
Balance at December 31 , 2023	65,110,875	$7	53,219,713		$—	$536,509	$(193,527)	$9,155	$430,349	$782,493

The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Consolidated Statement of Cash Flows

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$(155,070)	$(174,305)	$(311,215)
Net income (loss) from discontinued operations, net of tax	(31,353)	(72,057)	(269,546)
Net income (loss) from continuing operations	(123,717)	(102,248)	(41,669)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	18,446	14,427	10,397
Amortization of debt discounts and deferred financing costs	—	6,184	927
Unrealized (gain) loss on investments	5,162	13,057	(4,161)
Realized (gain) loss on investments	(20)	(11,128)	—
Impairment loss on goodwill and intangible assets	35,000	74,267	—
Fair value (gain) loss on TRA	(5,372)	(3,855)	233
Realized gain (loss) on earn-out payment	(2,350)	—	—
(Income) loss on equity method investments	4	198	228
Fair value (gain) loss on warrant liability	—	—	12,866
Fair value (gain) loss on earnout liability	(3,280)	(30,727)	(31,104)
Fair value gain (loss) on preferred stock tranche liability	(1,530)	(600)	—
Deferred income tax (benefit) expense	16,698	(22,951)	(2,224)
Equity-settled share-based payments	30,327	17,469	19,210
Unrealized foreign currency (gains)/losses	—	14	587
(Gain) loss from retirement of debt	—	—	(73)
Forgiveness of debt of notes receivable from members	223	212	261
Fair value of interest rate swap	—	—	33
Cash flows due to changes in operating assets and liabilities
(Increase) decrease in fees receivable	(32,183)	38,845	(34,071)
(Increase) decrease in other assets	(5,890)	(10,535)	(147,384)
Operating cash flow from operating leases	2,381	6,502	7,209
Increase (decrease) in accounts payable and accrued expenses	(635)	(5,695)	7,125
Increase (decrease) in accrued compensation and profit sharing	21,013	(15,753)	40,278
Increase (decrease) in other liabilities	(5,714)	16,344	13,761
Other operating activities	—	(215)	871
Net cash provided by (used in) operating activities from continuing operations	(51,437)	(16,188)	(146,700)
Cash Flows from Investing Activities
Cash payment for acquisition of TWMH and TIG historical equity	—	—	(99,999)
Receipt of payments of notes receivable from members	—	66	226
Purchases of investments	(10,447)	(20,380)	(15,695)
Cash payment for delayed share purchase agreement	—	(1,818)	—
Payment of payout right	—	—	(760)
Acquisition of AWMS, net of cash acquired	—	—	(4,383)
Acquisition of ALWP, net of cash acquired	—	—	(14,430)
Acquisition of Kontora, net of cash acquired	(6,556)	—	—
Acquisition of EEA, net of cash acquired	—	(69,182)	—
Acquisition of PW, net of cash acquired	—	(1,467)	—
Acquisition of Envoi	—	(25,258)	—
Sales of investments	188	798	1,725
Proceeds from sale of FOS	—	16,683	—
Proceeds from Pointwise warehousing transaction	31,313	—	—
Loss on disposal of intangible assets	(9)	—	—
Sale of fixed assets	—	144	8
Purchases of fixed assets	(806)	(7,560)	(334)
Net cash provided by (used in) investing activities from continuing operations	13,683	(107,974)	(133,642)

(Continued on the following page)

AlTi Global, Inc.
Consolidated Statement of Cash Flows

(Continued from the previous page)	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and Constellation Warrants	18,471	300,800	—
Proceeds from issuance of common stock	—	94,660	—
Proceeds from issuance of preferred stock tranche right liability	—	4,540	—
Member contribution (distribution)	—	(6,760)	(8,492)
Payments on term notes and lines of credit	(289)	(221,008)	(97,810)
Borrowings on term notes and lines of credit	415	32,258	223,500
Cash payment for earnout	(6,280)	(8,449)	—
Payments of debt issuance costs	—	(1,519)	(2,586)
Taxes paid on net settled share-based compensation awards	—	(4,037)	—
Tax payments on behalf of Umbrella partners	—	(424)	—
Increase (decrease) in distributions due to former TIG members	—	—	(14,199)
Repurchase of common stock	—	—	(4,215)
Cash receipts from exercise of Warrants	—	—	5,836
Payment of preferred stock and Constellation Warrants issuance costs	—	(10,544)	—
Payment of common stock issuance costs	—	(4,236)	—
Payment of preferred stock tranche right liability issuance costs	—	(203)	—
Cash payment of earn-in liability	(315)	(754)	—
Dividends paid to former owners of AWMS and ALWP	—	(11)	(3,372)
Net cash provided by (used in) financing activities from continuing operations	12,002	174,313	98,662
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities from discontinued operations	426	(34,464)	64,995
Net cash provided by (used in) investing activities from discontinued operations	(1,589)	32,289	694
Net cash provided by (used in) financing activities from discontinued operations	—	(54)	(62,643)
Net cash provided by discontinued operations	(1,163)	(2,229)	3,046

Net increase (decrease) in cash and cash equivalents, including discontinued operations	(26,915)	47,922	(178,634)
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations	2,579	(673)	2,793
Cash and cash equivalents, including discontinued operations, at beginning of the period	65,494	18,245	194,086
Cash and cash equivalents, including discontinued operations, at end of the period	41,158	65,494	18,245
Less: Cash and cash equivalents of discontinued operations, at end of the period	—	1,077	1,731
Cash and cash equivalents	$41,158	$64,417	$16,514

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$41,158	$64,417		$15,348
Cash and cash equivalents included in Assets held for sale	—	—		2,897
Cash and cash equivalents, including cash in Assets held for sale	$41,158	$64,417		$18,245

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$2,324	$1,474		$848
Interest payments on term notes and lines of credit	$37	$16,712		$14,079
Supplemental disclosure of noncash financing activities:
Non-cash portion of earn-in liability	$497	$—		$—
Non-cash portion of earn-out	$1,880	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(1)Description of the Business

AlTi is a global wealth and investment partner to families, foundations and institutions, helping clients activate capital with clarity, bring structure to complexity, and plan with purpose across borders and generations. AlTi combines the breadth of a global firm with the service offering of a family office to deliver solutions designed to meet the full complexity of wealth and capital. We manage or advise approximately $93.1 billion in combined assets as of December 31, 2025. We have approximately 490 professionals operating in 19 cities in 9 countries across three continents as of December 31, 2025. We provide holistic solutions for our wealth management and OCIO clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our wealth management clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.

Separately, we have one internally managed fund and stakes in three Externally-Managed Funds in our alternatives platform, with a largely institutional client base.
Business Combination
The Company was initially incorporated in the Cayman Islands as Cartesian Growth Capital, a special purpose acquisition company. In anticipation of the Business Combination:

•The holders of the equity of TWMH and the TIG Entities contributed their TWMH and TIG equity to Umbrella making TWMH and the TIG Entities wholly-owned subsidiaries of Umbrella.

•Alvarium reorganized such that it became the wholly-owned indirect subsidiary of AlTi Global Topco.

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

Capital Structure
The Company has the following classes of shares and other instruments outstanding:
•Class A Common Stock – Shares of Class A Common Stock that are publicly traded. Class A shareholders are entitled to dividends on shares of Class A Common Stock declared by the Board. As of December 31, 2025, the shares of Class A Common Stock represent 70.0% of the total voting power of all shares of Common Stock.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
•Class B Common Stock – Shares of Class B Common Stock that are not publicly traded. Class B shareholders are entitled to distributions declared by the Board. The distributions are paid by Umbrella. As of December 31, 2025, the shares of Class B Common Stock represent 30.0% of the total voting power of all shares of Common Stock.

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

•Series A Preferred Stock – On July 31, 2024, the Company completed the sale (the “Investment”) to Allianz (together with the Investment, the “Allianz Transaction”) of (i) 140,000 shares of Series A Preferred Stock and (ii) 19,318,580.96 shares of Class A Common Stock for an aggregate purchase price equal to $250 million (the “Allianz Closing”) and issued to Allianz warrants (the “Allianz Warrants”) to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share pursuant to an Investment Agreement dated February 22, 2024, by and between the Company and Allianz (the “Allianz Investment Agreement”). The Allianz Warrants are classified as a component of equity in the line item Additional paid-in capital on the Company’s Consolidated Statement of Financial Position as of December 31, 2025 and 2024 and no Allianz Warrants were exercised during these reporting periods.

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

As of December 31, 2025, the Series A Preferred Stock of 168,934 is inclusive of dividends paid in kind as of such date and is classified under mezzanine equity on the Company’s Consolidated Statement of Financial Position. An additional 1,523,289 shares of Class A Common Stock were issued to Allianz as part of the 50% dividends paid in kind. The Series A Preferred Stock has no voting rights and is

AlTi Global, Inc.
Notes to Consolidated Financial Statements
subject to an ownership cap of 24.9% of the aggregate issued and outstanding shares of Class A Common Stock and Class B Common Stock.

In connection with the Allianz Closing, on July 31, 2024 the Company (i) adopted and filed with the Secretary of State of the State of Delaware (x) a certificate of designations for the Series A Preferred Stock setting forth the rights, preferences, privileges and restrictions applicable to the Series A Preferred Stock and (y) an amendment to the Company’s certificate of incorporation to authorize and designate the Company’s Class C Non-Voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”), which was previously approved by the Company’s stockholders, and (ii) entered into an Investor Rights Agreement with Allianz pursuant to which, among other items, Allianz will have the right to nominate two directors to the Board until such time as Allianz ceases to own at least 50% of the initial shares of Class A Common Stock acquired at the Allianz Closing. The Non-Voting Common Stock will be issued to Allianz if the 24.9% ownership cap is triggered.

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

•Series C Preferred Stock – Shares of Series C Preferred Stock that are not publicly traded and issued in connection with the sale of 150,000 shares of Series C Preferred Stock that occurred in two transactions (the “Transactions”) to Constellation AlTi Investor LLC, an affiliate of Constellation Wealth Capital, LLC (“Constellation”) (collectively, the “Constellation Transaction”), the first of which closed on March 27, 2024, for the sale of 115,000 shares and the second of which closed on May 15, 2024, for the sale of 35,000 shares. The Series C Preferred Stock will receive cumulative, compounding dividends at a rate of 9.75% per year on the aggregate purchase price of $150 million, subject to annual adjustments based on the stock price of the Class A Common Stock during the fourth quarter of each applicable year (subject to a maximum rate of 9.75%) on the sum of (i) $1,000 per share plus, (ii) once compounded, any compounded dividends thereon ($1,000 per share plus accumulated compounded dividends and accrued but unpaid dividends through any date of determination). Dividends will be paid (at the option of the Company) as payment in kind increases in the stated value of the shares issued of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of December 31, 2025, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares. The Series C Preferred Stock is classified under mezzanine equity on the Company’s Consolidated Statement of Financial Position.

In connection with the Constellation Transaction, the Company issued warrants (the “Constellation Warrants”) to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. These warrants have been classified as a component of equity in the line item Additional paid-in capital on the Company’s Consolidated Statement of Financial Position as of December 31, 2025 and 2024 and no Constellation Warrants were exercised during these reporting periods.

AlTi Global, Inc.
Notes to Consolidated Financial Statements

AlTi’s capital structure as of December 31, 2025 is reflected below:

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

The following table presents the number of shares of the Company that were issued and outstanding as of December 31, 2025 and 2024:

	As of December 31, 2025	As of December 31, 2024
Class A Common Stock	103,330,156	93,686,980
Class B Common Stock	44,188,561	46,138,876
Series A Preferred Stock	168,934	140,000
Series C Preferred Stock	150,000	150,000

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Segments

Our business is currently organized into one operating segment. Prior to the third quarter ended September 30, 2025, the Company was organized into two operating segments: Wealth & Capital Solutions and International Real Estate. The Company previously conducted a strategic review of the International Real Estate Businesses and, based on the conclusion that they were not a core part of its long-term strategy, re-organized its reportable segments in the third quarter of 2024. That change resulted in two reportable segments: Wealth & Capital Solutions and International Real Estate, and prior period data was recast for comparative purposes. On July 11, 2025, the Board approved a plan to appoint administrators over each of the entities International Real Estate Businesses. See Note 3 (Discontinued Operations) for further information. As such, during the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment, and is now organized as one reportable segment as of September 30, 2025.
Overview
Results generated by our operating segment primarily consist of wealth and investment management and advisory services, trust services, family office services, and the management fees, incentive fees, and distributions from investments received from our interests in internal and external managers of alternative investment strategies (or “Alternatives Platform”). The wealth management client base includes UHNW individuals, families, single-family offices, foundations, and endowments globally, while Alternatives Platform clients are typically institutional. Investment management or advisory fees, incentive fees, and distributions from investments are the primary sources of revenue in our operating segment. Management fees are generally calculated based on a percentage of the value of billable AUM or AUA (as applicable), while incentive fees are driven by the underlying performance of managed portfolios. As of December 31, 2025 and 2024, this segment had $93.1 billion and $67.3 billion, respectively, in AUA.
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
We have established a platform that provides wealth management clients access to investment opportunities in strategies and asset classes that would otherwise be difficult to access, including due to the very high minimum investment thresholds of many underlying funds. For example, through our private markets partnership with Allianz, clients are able to participate in strategies that might not otherwise be available to them. We operate several vehicles focused on vintage private equity, credit, real estate, active global managers and hedge fund strategies. These vehicles may invest in either a single underlying private equity fund or a portfolio of private equity or other alternative assets funds, each managed by access constrained managers that we select through a disciplined manager selection process intended to identify those we believe can deliver strong risk- adjusted performance. We intend to continue launching additional vintages of these private market vehicles over time, allowing investment management and advisory clients to include an allocation to these alternative funds on a recurring basis. These private strategies are expected to include traditional as well as innovative and Impact Investing offerings.
The independence of our investment management and advisory services is a central principle for our wealth management and OCIO clients. Our services operate independently of any asset managers or investment product providers, including those affiliated with us, to which we may allocate or recommend allocations. We

AlTi Global, Inc.
Notes to Consolidated Financial Statements
utilize an open architecture approach, designed to identify appropriate investment solutions in the marketplace that align with our client’s objectives. We do not receive undisclosed forms of compensation and our investment decisions and recommendations are made solely with the best interests of each client in mind.
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
Trust Services
The trust services that we provide within our U.S. wealth service offering aim to ensure our clients’ wealth is preserved, protected, and distributed as intended. As of December 31, 2025, these services are primarily provided from Delaware, which is one of the most well-developed trust legal regimes in the United States. Our trust services include creating or modifying trust instruments and acting as fiduciary in a full, directed or executor capacity.
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
Alternatives Platform

Our alternatives platform assists money managers in building their fund management businesses. We have one internally managed fund and stakes in three Externally-Managed Funds. Our internally-managed fund, TIG Arbitrage, is an event-driven fund. It is managed by our subsidiary TIG Advisors, LLC, an SEC-registered investment advisor. In addition, we have made strategic investments with External Strategic Managers, who manage approximately $5.5 billion of AUM in the aggregate as of December 31, 2025. The strategies of these External Strategic Managers include real estate bridge lending, European long/short equities, and Asian credit and special situations. The External Strategic Managers each focus on capital preservation and uncorrelated returns by managing alpha driven investment strategies that align with the needs of a diverse global investor base. As a growth-oriented partner, we work with our fund managers on marketing, business development, and strategy.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Internally Managed Funds
Event-Driven Global Merger Arbitrage
The TIG Arbitrage strategy is our event-driven strategy based in New York. This strategy, which has approximately $1.8 billion of AUM as of December 31, 2025, focuses on 0-to-30-day events within the merger process. The investment team employs deep research on each situation in the portfolio with a focus on complex, hostile, up-for-sale situations where our primary research work can drive uncorrelated alpha. Our research and investment process is focused on hard catalyst events and is not dependent on deal flow.
Externally Managed Funds
Romspen—Real Estate Bridge Lending Strategy
This manager is based in Toronto and focuses on complex construction, term, and pre-development bridge loans throughout North America. The strategy has approximately $1.9 billion of AUA as of December 31, 2025. Their experience with mortgages dates back to the 1950s when the firm operated as a real estate law firm and entered the mortgage lending business in the 1960s. The manager converted its individual mortgage syndication business to a commingled fund in early 2006. The strategy’s diversified portfolio primarily consists of first lien mortgages with little to no structural leverage.
Zebedee—European Equities Strategy
This manager focused on European equities is based in London. The strategy has approximately $2.5 billion of AUA as of December 31, 2025. Founded in 2001, the manager trades the portfolio actively with absolute return-oriented focus on financials, cyclicals, and mining and minerals. The strategy is market agnostic and runs with a variable net exposure, equally comfortable net long or net short.
Arkkan—Asian Credit and Special Situations Strategy
This manager has operated an Asia credit and special situations strategy based in Hong Kong since 2013. The strategy has approximately $1.1 billion of AUA as of December 31, 2025. They have more than 25 years of experience investing in performing, stressed, and distressed bonds and loans throughout the Asia Pacific region. We believe its on-the-ground expertise and deep local network make them well-positioned to capitalize on an under-researched and inefficient market with limited competition and attractive levels of stressed and distressed activity.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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
(e)Distributions from Investments

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
(f)Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, the Company’s cash and cash equivalents are subject to minimal credit and market risk. Cash balances maintained by consolidated VIEs are not considered legally restricted and are included in cash and cash equivalents on the Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(g)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.

As of December 31, 2025 and December 31, 2024, restricted cash and cash equivalents amounted to $7.0 million and $9.1 million, respectively, and are included in the line item Cash and cash equivalents on the Consolidated Statement of Financial Position as of such dates. These amounts represent collateral held as well as the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
(h)Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2025, its risk related to deposits exceeding federally insured limits was not significant.

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
(j)Foreign Currency Translation
The functional currency for the Company’s foreign subsidiaries is based on the subsidiaries’ financial and operational environment and is the applicable local currency. Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency at rate of exchange prevailing at the transaction date. Monetary assets and liabilities denominated in non-functional currencies are remeasured at the end of each reporting period at the exchange rate as of such date. Foreign currency remeasurement gains or losses on monetary assets and liabilities in non-functional currencies are recognized in the Consolidated Statement of Operations within general and administrative expenses.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Since the consolidated financial statements are prepared in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expenses are translated into U.S. dollars at average exchange rates during the period. All non-U.S. dollar functional assets and liabilities are translated at the exchange rates at the end of reporting period. Gains or losses on translation in the financial statements are included as a component of other comprehensive income.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.
(o)Intangible Assets Other Than Goodwill, Net
The Company recognized certain finite-lived intangible assets as a result of the Business Combination and other acquisitions. The Company’s finite-lived intangible assets consist of Customer Relationships, Trade Names, Investment Management Agreements, Licenses, Internally Developed Software and Backlog. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
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

The Company also recognized certain indefinite-lived intangible assets as a result of the Business Combination consisting of certain investment management agreements. These indefinite-lived intangibles are not subject to amortization, but are evaluated for impairment at least annually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is unlikely that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is unlikely that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through this quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment loss will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value. See Note 12 (Intangible Assets, net) for details on impairments.
(p)Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test. Goodwill represents the excess of consideration over identifiable net assets of an acquired business. The Company has one reporting unit, and tests goodwill annually for impairment. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit inclusive of goodwill is less than its carrying amount, the Company will perform a quantitative assessment to determine whether an impairment exists. If an impairment exists, the Company adjusts the carrying value of goodwill so that the carrying value of the reporting unit is equal to its fair value by taking a charge through earnings. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more-likely-than-not to reduce the fair value of the reporting unit below its carrying amount. See Note 15 (Goodwill, net) for details on impairments.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(q)Fixed Assets, Net
Fixed assets are recorded at cost, less accumulated depreciation, and are included in Other assets in the Consolidated Statement of Financial Position. Fixed assets are depreciated on a straight-line basis, with the corresponding depreciation expense included within Depreciation and amortization in the Consolidated Statement of Operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term and the life of the asset, while other fixed assets are generally depreciated over a period of one to ten years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
(s)Tax Receivable Agreement

The TRA liability represents amounts payable to certain pre-Business Combination equity holders of the Company. The portion of the TRA liability related to the Business Combination is deemed contingent consideration payable to the previous owners and is carried at fair value, with changes in fair value reported within Gain (loss) on TRA in the Consolidated Statement of Operations. Future exchanges of Class B Units for shares of Class A Common Stock may increase the TRA liability. Those increases will be carried at a value equal to the expected future payments due under the TRA. See Note 21 (Commitments and Contingencies) for a detailed discussion on TRA exchanges. For future changes in the TRA balance due to exchanges, the Company will record an initial estimate of future payments under the TRA portion as an adjustment to Additional paid-in capital in the Consolidated Statement of Financial Position. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the Consolidated Statement of Operations.
(t)Earn-out Liabilities, at Fair Value

The Earn-out liabilities, at fair value, represents contingent consideration payable related to the Business Combination and various acquisitions by the Company. Changes in fair value are recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. See Note 4 (Business Combinations and Divestitures) and Note 21 (Commitments and Contingencies) for further information.
(u)Preferred Stock Tranche Liability, at Fair Value

The Preferred stock tranche liability, at fair value, represents the right, but not the obligation, of Allianz to purchase up to 50,000 additional shares of Series A Preferred Stock up to an aggregate amount equal to $50 million. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at $1,000 per share. Changes in fair value are recognized in Gain (loss) on preferred stock tranche liability in the Consolidated Statement of Operations in the period of change. See Note 1 (Description of the Business), Note 8 (Fair Value Disclosures), and Note 16 (Debt, net of unamortized deferred financing cost) for additional detail related to the Preferred stock tranche liability.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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
(z)Segment Reporting
Prior to the third quarter ended September 30, 2025, the Company was organized into two operating segments: Wealth & Capital Solutions and International Real Estate. During the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment with an effective date of July 11, 2025, and as such, is organized as one reportable segment as of September 30, 2025. See Note 3 (Discontinued Operations). Additionally, during the third quarter ended September 30, 2024, the Company changed the composition of its reportable segments and recast prior period amounts to conform to the Company’s then current period segment information. Segment information is utilized by the Company’s chief operating decision maker, which is our Chief Executive Officer, to assess performance and to allocate resources. See Note 1 (Description of the Business) and Note 19 (Segment Reporting) for further information.
(aa)Interest Income
Interest income is earned on the Company’s cash balances, money market accounts, or through its investments in exchange-traded note that hold fixed-income securities such as debt securities. The

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Company recognizes and records interest income in Interest Income in the Consolidated Statement of Operations.
Dividend income is earned through investments in common stock, mutual funds, and exchange-traded funds that hold equity securities. Dividend income is recorded on the date received and is included in Interest income in the Consolidated Statement of Operations.

(ab)Interest Expense
Interest expense consists of the interest expense on the Company’s outstanding debt, amortization of deferred financing costs, and amortization of original issue discount.

(ac)Gain (loss) on investments

The Company holds investments in common stock, mutual funds, exchange-traded funds, and exchange-traded notes, which hold investments in equity and debt securities. The Company’s realized and unrealized gains and losses on these investments are recorded in Gain (loss) on investments in the Consolidated Statement of Operations.
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

(ad)Other Income (Expense)

    Other income (expense) includes miscellaneous charges such as settlement payments made to Tolleson (see Note 21 (Litigation), realized gains (losses) on lease terminations, and franchise tax, among other items.

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

(af)Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
ASU 2025-11 is effective for interim reporting periods beginning after December 31, 2027, with early adoption permitted. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326):    Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides all entities, when developing reasonable and supportable forecasts as part of estimating expected credit losses, the election of a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect the adoption of ASU 2025-05 to have a material impact on itsconsolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-03 to have a material impact on to its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands income tax disclosures and requires the Company disclose (1) consistent categories and greater disaggregation of information in the rates reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective beginning with this Annual Report on Form 10-K for the year ended December 31, 2025 and was applied retrospectively to all periods presented. The additional required disclosures are included in Note 7 (Income Taxes).
(3)Discontinued Operations
On July 11, 2025, the Company placed its International Real Estate Businesses under administration in accordance with the insolvency laws of England and Wales and Teneo, as appointed administrators, took control of each of them. The Company determined it was appropriate to deconsolidate its International Real Estate Businesses resulting from the disposition of the Company’s controlling interest. We concluded that the transaction meets the criteria for discontinued operations as the disposal of the International Real Estate Businesses is a strategic shift that will have a significant effect on our operations and financial results.
As such, the assets and liabilities, results of operations and cash flows of the International Real Estate Businesses have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations. As a result, the Company only has one reportable segment remaining. See Note 19 (Segment Reporting). The Company recognized a loss upon disposal of its International Real Estate

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Businesses of $20.1 million, which is included in the Net income (loss) from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2025.
Upon deconsolidation, intercompany balances between the Company and the International Real Estate Businesses were recognized as third-party balances, which include receivables of $17.8 million, which were recorded in Other assets, and payables of $26.0 million, which were recorded in Accounts payable and accrued expenses, in the Consolidated Statement of Financial Position as part of continuing operations. Additionally, certain on-going services such as payroll, information technology, and other administrative support, in which the Company acts as a service provider will continue to be provided to the International Real Estate Businesses through the end of December 31, 2027 or earlier based on agreement with the Administrators. As part of the arrangement with Teneo, these on-going services are recognized as payments against the third party Accounts payable balance. A total of $4.0 million, which includes on-going services of $1.3 million, were paid against the third party Accounts payable balance through December 31, 2025. As of December 31, 2025, the balance of the Other assets and Other payables amounted to $2.1 million and $22.0 million, respectively.
The following table provides a summary of the assets and liabilities classified as discontinued operations:

(Dollars in Thousands)	As of December 31, 2024
Assets
Cash and cash equivalents	$1,077
Fees receivable	3,396
Equity method investments	7,114
Deferred tax assets, net	60
Other assets, net	9,409
Contingent consideration receivable	$1,389
Assets of discontinued operations	$22,445
Liabilities
Accounts payable and accrued expenses	8,587
Accrued compensation and profit sharing	153
Deferred tax liability	281
Other liabilities, net	4,087
Liabilities of discontinued operations	$13,108

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The following table provides a summary of net income (loss) from discontinued operations, net of taxes:

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Revenue
Management/advisory fees	$1,976	$7,856	$20,076
Incentive fees	—	—	702
Other income/fees	1	688	4,994
Total revenue	1,977	8,544	25,772
Operating Expenses
Compensation and employee benefits	3,039	13,766	39,064
Systems, technology and telephone	457	927	1,267
Sales, distribution and marketing	129	397	323
Occupancy costs	433	267	2,104
Professional fees	4,253	14,359	17,657
Travel and entertainment	135	589	816
Depreciation and amortization	—	125	6,642
General, administrative and other	3,280	6,030	8,920
Total operating expenses	11,726	36,460	76,793
Total operating income (loss)	(9,749)	(27,916)	(51,021)
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	—	(42,502)	(206,777)
Gain (loss) on investments	(21,556)	(2,055)	(19,643)
Interest expense	—	(12)	209
Interest income	13	156	1,301
Other income (expense)	—	(5)	(3,643)
Income (loss) before taxes	(31,292)	(72,334)	(279,574)
Income tax (expense) benefit	(61)	277	10,028
Net income (loss) from discontinued operations, net of income tax	$(31,353)	$(72,057)	$(269,546)

Cash flows related to the disposal of the International Real Estate Businesses are included in the discontinued operations section of the Consolidated Statement of Cash Flows for all periods presented.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Real Estate Fund Management
Prior to the first quarter of 2024, the Real Estate Fund Management business managed two funds based in the United Kingdom: LXi REIT plc (“LXi”), and Home Long Income Fund (“HLIF”), a private fund. As described further below, during 2024 the Company exited the management of LXi.
Home Long Income Fund
Home Long Income Fund was an English open-ended investment company launched in October 2018. Its investment objective was to deliver secure inflation-protected income and capital growth by investing in a portfolio of UK homeless shelters. HLIF was advised by SHIA and AFM UK acted as its alternative investment fund manager. Both SHIA and AFM UK were wholly owned subsidiaries of the Company. See Note 21 (Commitments and Contingencies) for discussion on HLIF’s litigation status.
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
(4)Business Combinations and Divestitures
Acquisition of Kontora Family Office GmbH

On April 30, 2025 (the “Kontora Acquisition Date”), the Company acquired all of the outstanding ownership interests of Kontora Family Office GmbH (“Kontora”) (the “Kontora Acquisition”). Kontora is a multi-family office and asset management company headquartered in Hamburg, Germany, focused on UHNW families, entrepreneurs and select institutions. This acquisition expanded the Company’s presence in Europe through entry into the key wealth hub of Germany, which represents the third largest UHNW market in the world.

The Kontora Acquisition met the requirements to be considered a business combination under ASC 805. The assets acquired and liabilities assumed from Kontora reflect the fair market values, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements as of the Kontora Acquisition Date.

The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. The contingent consideration was measured at fair value at the Kontora Acquisition Date and recorded within the Earn-out liabilities, at fair value line item in the Consolidated Statement of Financial Position. In addition to the contingent consideration, the Company may be required to make additional compensatory payments comprised of a combination of cash and equity at the Company’s option based on Kontora’s adjusted EBITDA. See Note 6 Equity-Based Compensation for additional details on the equity awards. The total purchase consideration is summarized below:

AlTi Global, Inc.
Notes to Consolidated Financial Statements

(Dollars in Thousands)	Amount
Initial purchase price	$8,740
Settlement of debt	1,213
Contingent consideration	5,743
Total purchase consideration transferred	$15,696

The Company incurred $1.6 million of direct acquisition-related expenses, which were recognized in the Professional fees line item of the Consolidated Statement of Operations during the year ended December 31, 2025.

The following table sets forth the preliminary fair values of the assets acquired and liabilities assumed in connection with the Kontora Acquisition:

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

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Kontora Acquisition Date. During the year ended December 31, 2025, the Company made a measurement period adjustment to the purchase price allocation, which resulted in a decrease to intangible assets of $0.7 million, an increase to goodwill of $0.4 million, a decrease to deferred tax liability of $0.3 million, an increase to other assets, net of $24.0 thousand and a decrease to the purchase consideration of $10.0 thousand.At this time we do not expect any additional material adjustments to the above allocations. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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

The results of operations for Kontora have been included in the Company’s consolidated financial statements as of the Kontora Acquisition Date.
Acquisition of Envoi, LLC

On July 1, 2024 (the “Envoi Acquisition Date”), the Company purchased substantially all of the assets of Envoi, pursuant to the terms of the asset purchase agreement by and among the Company and Envoi, as well as Envoi’s individual members (the “Envoi Acquisition”). Envoi is a private family office focused on multi-generational family wealth. The acquisition expanded the Company’s operations into the mid-West region of the United States.
The Envoi Acquisition met the requirements to be considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration was $34.3 million, consisting of cash consideration of $25.3 million, and estimated contingent consideration of $9.0 million comprised of the Envoi earn-out liability and earn-out growth consideration liability. A portion of the contingent consideration will be used to establish a retention pool which is payable in a mixture of cash and equity to employees upon meeting certain revenue thresholds over a required service period. The portion of contingent consideration used to establish the retention pool is treated as compensation rather than consideration transferred. See Note 6 (Equity-Based Compensation) for further details about the related equity award. The amount of contingent consideration related to consideration transferred was measured at fair value at the acquisition date and recorded within the Earn-out liabilities, at fair value line item in the Consolidated Statement of Financial Position. The total purchase consideration is summarized below:

(Dollars in Thousands)	Envoi Amount
Cash consideration	$25,258
Earn-out consideration	9,000
Total purchase consideration transferred	$34,258

The Company incurred $1.1 million of direct acquisition-related expenditures, which were recognized in the Professional fees line item of the Consolidated Statement of Operations during the year ended December 31, 2024.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the final fair values of the assets acquired, and liabilities assumed in connection with the Envoi Acquisition:

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

In accordance with ASC 805, the assets and liabilities were recorded at their respective fair values as of July 1, 2024. The fair value of intangible assets was determined using the multi-period excess earnings method. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the business combination, which does not qualify as a separately recognized intangible asset. The goodwill resulting from this acquisition is expected to be deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

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
Acquisition of Pointwise Partners Limited
On May 9, 2024 (the “PW Acquisition Date”), the Company acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100% (the “PW Acquisition”). PW is a wealth management business based in the United Kingdom, focused on international clients. The acquisition further expanded the Company’s global client base.

The PW Acquisition met the requirements to be considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration was $8.0 million, consisting of cash consideration, equity consideration, estimated deferred consideration, and the settlement of pre-existing relationships as summarized below:

AlTi Global, Inc.
Notes to Consolidated Financial Statements

(Dollars in Thousands)	PW Amount
Cash consideration	$1,735
Equity consideration	1,705
Deferred consideration	3,328
Settlement of pre-existing relationships	1,186
Total purchase consideration transferred	$7,954

The estimated deferred consideration of $3.4 million was paid in cash and equity during the first quarter ended March 31, 2025. An additional amount of $1.0 million was paid fully in cash rather than in equity to PW employees upon meeting certain performance milestones. This additional amount was determined to be compensation rather than consideration transferred.

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

The following table sets forth the final fair values of the assets acquired, and liabilities assumed in connection with the PW business combination:

(Dollars in Thousands)	PW Acquisition Date Fair Value
Cash and cash equivalents	$269
Intangible assets	9,700
Goodwill	6,747
Other assets	20
Total Assets Acquired	16,736
Accounts payable and accrued expenses	589
Other liabilities	292
Deferred tax liability	1,749
Total Liabilities Assumed	$2,630
Total Assets Acquired and Liabilities Assumed	$14,106

The fair value of intangible assets was determined using the multi-period excess earnings method. Goodwill is comprised of expected synergies of the combined operations, including employees acquired in a business combination. The components of goodwill do not qualify as a separately recognized intangible asset.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Acquisition of East End Advisors, LLC

On April 3, 2024 (the “EEA Acquisition Date”), the Company acquired all of the issued and outstanding ownership and membership interests of EEA pursuant to the terms of the purchase agreement between the Company and EEA Holding Company, LLC (the “EEA Acquisition”). EEA provides customized portfolios for a select number of ultra-high net worth families and foundations using an OCIO model. The acquisition expanded the Company’s footprint in the OCIO space.
The EEA Acquisition met the requirements to be considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $93.1 million, consisting of cash consideration of $69.0 million and contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. The contingent consideration was measured at fair value at the acquisition date and recorded within the Earn-out liabilities, at fair value line item in the Consolidated Statement of Financial Position.

(Dollars in Thousands)	Amount
Cash consideration	$69,013
Contingent consideration installments	23,308
Payment of assumed liabilities	793
Total purchase consideration transferred	$93,114

The Company incurred $1.3 million of direct acquisition-related expenses, which were recognized in the Professional fees line item of the Consolidated Statement of Operations during the year ended December 31, 2024.

The following table sets forth the final fair values of the assets acquired and liabilities assumed in connection with the EEA Acquisition:

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
Notes to Consolidated Financial Statements
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

The AWMS Acquisition met the requirements to be considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $16.8 million. The total purchase consideration transferred included cash consideration of $5.7 million, equity consideration of $1.5 million, deferred cash consideration of $6.7 million, earn-out consideration (“AWMS earn-out liability”) of $2.7 million, and the payment of assumed liabilities. Since the AWMS earn-out liability met the definition of a derivative, it was recorded at fair value as a derivative liability in Earn-out liabilities, at fair value on the Consolidated Statement of Financial Position and measured at fair value at the acquisition date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. The deferred cash consideration and the earn-out consideration were both paid during the year ended December 31, 2024.

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

The Company incurred $0.01 million in direct acquisition-related expenses, which are recognized in the Professional fees line item of the Consolidated Statement of Operations during the year ended December 31, 2024.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The ALWP Acquisition met the requirements to be considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $15.5 million, with the total amount paid in cash. The Company will make second and third payments to the sellers of ALWP on the third and fifth anniversary of the ALWP Acquisition Date, respectively. Management has determined that these payments will be treated as future compensation expense in the Company’s Consolidated Statement of Operations. There was no contingent consideration as part of the ALWP Acquisition.

For the year ended December 31, 2023, the Company incurred $0.4 million of direct acquisition-related expenses, which are recognized in the Professional fees line item of the Consolidated Statement of Operations.

AlTi Global Business Combination

On January 3, 2023, the Company entered into the Business Combination described in Note 1 (Description of the Business). The primary purpose of the Business Combination was to combine established high-growth companies that can benefit from access to capital and public markets and continue value-creation by management.

The Business Combination was a forward merger and accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $1,071.1 million. Included in total purchase consideration was contingent consideration of $85.1 million, which is payable to the selling shareholders upon achievement of certain volume-weighted average price targets for the shares of Class A Common Stock or upon a change of control of the Company occurring between the Closing Date and the fifth anniversary of the Closing Date. Since this liability meets the definition of a derivative, it is recorded at fair value as a derivative liability in Earn-out liabilities, at fair value on the Consolidated Statement of Financial Position and measured at fair value at the acquisition date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value to be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.
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

For the year ended December 31, 2023, the Company incurred $17.8 million of acquisition-related costs which are included predominantly in the “Professional fees” line in the Consolidated Statement of Operations. In addition, the Company incurred $4.6 million of debt issuance costs related to debt issued to finance the Business Combination. During the quarter ended December 31, 2024, the Company paid off the debt outstanding. Accordingly, the unamortized deferred debt issuance costs of $4.5 million was expensed and recorded in Interest Expense in the Statement of Operations. See Note 16 (Debt, net of unamortized deferred financing cost) for additional details.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for AWMS, ALWP, Envoi, EEA, PW and Kontora as of the year ended December 31, 2025, 2024 and 2023. The unaudited supplemental pro forma financial information gives effect to the AWMS and ALWP acquisitions as if they had occurred on January 1, 2023, the Envoi, EEA and PW acquisitions as if they had occurred on January 1, 2024, and the Kontora acquisition as if it had occurred on January 1, 2025.

The following acquisitions have been excluded from the unaudited pro forma financial information presented below since their results of operations are included in our unaudited consolidated statement of operations:

• AWMS and ALWP acquisitions for the years ended December 31, 2025 and 2024, respectively.

• EEA, PW, and Envoi acquisitions for the years ended December 31, 2025.

The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the acquisitions had taken place on the first of the year in which they were acquired, nor is it indicative of future results.

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Total revenue	$260,911	$221,297	$241,618
Net income (loss)	$(119,955)	$(102,245)	$(162,443)
FOS

On May 8, 2024, the Company sold FOS, its European-based trust and private office service, for cash consideration of $19.5 million.
(5)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Management/advisory fees	$198,410	$182,599	$160,785
Incentive fees	34,708	3,256	42,674
Distributions from investments	20,837	12,304	17,185
Other fees/income	1,001	231	501
Total revenue	$254,956	$198,390	$221,145

AlTi Global, Inc.
Notes to Consolidated Financial Statements

(Dollars in Thousands)	As of December 31, 2025	As of December 31, 2024
Management/advisory fees receivable
Beginning balance	$28,896	$26,802
Ending balance (1)	35,047	28,896

Incentive fees receivable
Beginning balance	$1,324	$40,356
Ending balance (2)	30,335	1,324

Other fees/income receivable
Beginning balance	$—	$—
Ending balance	189	—
(1) As of December 31, 2025 and December 31, 2024, this amount includes $0.6 million and $0.7 million, respectively, in Management/advisory fees receivable due from related parties. See Note 18 (Related Party Transactions) for further details.
(2) As of December 31, 2025 and December 31, 2024, this amount includes $9.0 million and $0.2 million, respectively, in Incentive fees receivable due from related parties. See Note 18 (Related Party Transactions) for further details.

(6)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the Board under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 20,798,132, of which 5,971,095 remain available as of December 31, 2025. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.

The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of December 31, 2025, the Company has an unrecognized equity-based compensation expense of $23.0 million, which is expected to be recognized over a weighted average period of 1.59 years.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the equity-based compensation award activity for the years ended December 31, 2025, and December 31, 2024:

	December 31, 2025		December 31, 2024
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	6,216,513	$4.86	4,797,464	$4.64
Restricted common stock granted	7,676,202	3.82	4,181,243	5.18
Restricted common stock forfeited	(197,427)	3.90	(938,383)	4.86
Restricted common stock vested	(2,266,401)	4.60	(1,823,811)	4.99
Restricted common stock awards outstanding at end of period	11,428,887	$4.23	6,216,513	$4.86

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Consolidated Statement of Operations, during the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
RSUs	$18,882	$10,554	$36,779
PRSUs	3,200	3,241	—
Acquisition-related	4,488	6,891	6,968
TIH SPA	—	—	1,178
Revenue share	1,024	1,077	1,249
Deferred compensation	4,465	4,523	—
Accrued compensation	65	—	—
Total	$32,124	$26,287	$46,174

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

On February 27, 2025 and May 14, 2025, the Company granted 2,772,576 and 79,155, respectively, of RSUs to its employees, which vest over a three-year period and had a fair value of $3.45 and $3.32, respectively, per share. On June 5, 2024, the Company granted 2,219,661 RSUs to its employees, which vest over a three-year period and had a fair value of $4.78 per share. On May 31, 2023, the Company granted 4,697,317 RSUs to its

AlTi Global, Inc.
Notes to Consolidated Financial Statements
employees, which vest over a three-year period and had a fair value of $4.35 per share. These grants resulted in compensation expense of $11.7 million, $8.6 million, and $5.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Since the initial grant date of these awards, 1,028,495 shares have been forfeited.

On June 23, 2025, the Company granted 231,889 RSUs to its Board, which vest over a twelve-month period and had a grant date fair value of $4.07 per share. On August 2, 2024, the Company granted 45,549 RSUs to its Board, which vested over an eleven-month period and had a grant date fair value of $4.38 per share.On June 27, 2024, the Company granted 123,732 RSUs to its Board, which vested over a twelve-month period and had a grant date fair value of $4.91 per share. On March 1, 2024, the Company granted 138,564 RSUs to its Board, which vested over a four-month period and had a fair value of $5.87 per share. On March 23, 2023, in connection with the Business Combination, the Company granted 65,554 RSUs to its Board, which vested over an approximate nine-month period and had a fair value of $12.56 per share. These grants resulted in compensation expense of $0.9 million, $1.2 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
On April 15, 2025, the Company granted 81,266 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a three-year period, with a fair value of $3.31 per share. On December 23, 2024, the Company granted 57,458 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a three year period, with a fair value of $4.14 per share. On February 6, 2024, the Company granted 29,154 shares of Class A Common Stock to employees, representative of buy-out equity awards as restricted units, vesting over a two year period, with a fair value of $5.36 per share. On various dates throughout 2023, the Company granted 111,148 and 118,987 RSUs to employees, representative of buy-out equity awards as restricted units, vesting generally over a one to three year period, with a fair value of $7.66 and $8.72, respectively, per share. The Company recognized compensation expense of $1.3 million, $0.8 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to these buy-out equity awards.

During year ended December 31, 2025, the Company reclassed certain liability classified retention awards to be equity classified and recognized compensation expense for the year ended December 31, 2025 of $5.0 million related to these retention awards.

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

On May 22, 2025, the Company granted 263,564 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $2.82 per share using the following model inputs and assumptions: (i) ending average stock price of $3.19, (ii) volatility rate of 60.7%, (iii) risk free rate of 4.0% and (iv) expected term of 2.86 years. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. On June 5, 2024, the Company granted 1,567,125 PRSUs to participants and used a Monte Carlo simulation model to determine the average grant date fair value of $5.76 per share using the following model inputs and assumptions: (i) ending average stock price of $4.78, (ii) volatility rate of 62.1%, (iii) risk free rate of 4.5% and (iv) expected term of 2.88 years. Compensation expense associated with the PRSUs will be recognized over the longer of the expected achievement period for the service or market condition. These grants resulted in compensation expense of $3.2 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively. Since the initial grant date of these awards, 289,942 shares have been forfeited.

AlTi Global, Inc.
Notes to Consolidated Financial Statements

Acquisition-Related Equity-Based Compensation Awards

In connection with TWMH’s historical acquisition of Holbein Partners, LLP (“Holbein”), certain employees of Holbein are entitled to receive a combination of cash and shares of the Company based on Holbein revenues in 2023 and 2024 (the “Holbein Earn-Ins”). The Holbein Earn-Ins were measured at fair value using estimates of future revenues as of the closing date. The earn-ins are expected to be paid in a combination of 50% cash and 50% in shares of the Company’s Class A Common Stock on the second and third anniversaries of the closing date of January 7, 2022. On July 14, 2023, the Company amended the Holbein purchase agreement related to the Holbein acquisition. The amendment crystallized the contingent earn-in consideration amount by replacing the valuation of the Holbein Earn-Ins consideration of an estimate of future revenue. Additionally, the first payment date and second payment date are agreed as April 1, 2024, and April 1, 2025, respectively, replacing the original share purchase agreement payment dates of ten business days after the second and third anniversary of the acquisition of Holbein. The agreed upon first and second date payments are $7.1 million and $8.9 million, respectively. The selling shareholders remain required to maintain certain service agreements to receive the compensatory Holbein Earn-ins. The number of shares awarded will be calculated based on the twenty-day average volume weighted average price of the Company’s Class A Common Stock preceding the first and second payment dates. The Company recognized an expense for the earn-ins of $0.9 million, $4.1 million, $7.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Separate from the compensatory Holbein Earn-Ins, the Holbein acquisition consideration included contingent consideration that was measured at fair value using estimates of future revenues as of the closing date. The acquisition consideration was also amended to crystallize the non-compensatory earn-in amount and follows the same pattern as the above-described amendment for the compensatory earn-ins. On April 1, 2025, the final contingent consideration payment was made, extinguishing the liability balance as of December 31, 2025. As of December 31, 2024, this contingent consideration is recorded as a liability of $0.9 million in the Earn-in consideration payable line of the Consolidated Statement of Financial Condition.

In connection with the Company’s acquisition of East End Advisors (see Note 4 Business Combinations and Divestitures), certain employees of East End Advisors are entitled to receive a portion of the contingent consideration comprised of a combination of additional cash and shares of the Company (the “EEA Equity Awards”) based on the future EBITDA performance targets between the closing date of April 3, 2024 and the fifth anniversary of the closing date. The portion of the EEA Equity Awards to be issued in shares was measured at fair value as of the closing date. The Company recognized compensation expense for the estimated shares in relation to the accrual of the EEA Equity Awards of $2.2 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

In connection with the Company’s acquisition of Envoi (see Note 4 Business Combinations and Divestitures), certain employees of Envoi are entitled to receive a portion of the earn-out growth consideration liability comprised of a combination of cash and additional shares of the Company (the “Envoi Equity Awards”). Compensation expense related to the Envoi Equity Awards is determined in accordance with revenue based formulas provided for in the asset purchase agreement and are payable to eligible employees in 2028. The Company recognized compensation expense in relation to the accrual of the Envoi Equity Awards of $0.3 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

In connection with the Company’s acquisition of PW (see Note 4 Business Combinations and Divestitures), certain employees of PW were entitled to receive additional shares of the Company (the “PW Earn-Ins”). The PW Earn-Ins were payable in equity upon the achievement of certain integration milestones and were due for payment no later than March 1, 2025. The estimated deferred consideration was paid in cash and equity during the first quarter ended March 31, 2025. The Company recognized compensation expense in relation to the accrual of the PW Earn-Ins of $1.0 million for the year ended December 31, 2024.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
In connection with the Company’s acquisition of Kontora (see Note 4 Business Combinations and Divestitures), the Company may be required to make additional compensatory payments comprised of a combination of cash and equity at the Company’s option based on Kontora’s adjusted EBITDA (the “Kontora Earn-Ins”). The Company recognized compensation expense in relation to the accrual for the expected equity element of the Kontora Earn-Ins of $1.1 million for the year ended December 31, 2025.

Revenue Share

During the years ended December 31, 2025, 2024, and 2023, the Company accrued $1.0 million, $1.1 million, and $1.2 million, respectively, in compensation expense related to various revenue share arrangements to its employees, which is included in Compensation and employee benefits in the Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Consolidated Statement of Financial Position.

Deferred Compensation Liability

In connection with the acquisition of all of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Singapore) Pte Limited (“ALWP”) pursuant to the terms of the share purchase agreement between the Company and ALWP on April 6, 2023, the Company accrued, during the years ended December 31, 2025 and 2024, $4.5 million and $4.5 million, respectively, in shares of Class A Common Stock which is included in Compensation and employee benefits in the Consolidated Statement of Operations and in Accrued compensation and profit sharing in the Consolidated Statement of Financial Position.

(7)    Income Taxes

The computation of the effective tax rate, tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the exchanges of Common Units for shares of Class A Stock, inclusive of an analysis of tax basis and state tax implications of the Company and their underlying assets and liabilities. The Company’s estimate is based on the most recent information available and cannot be finally determined until the Company’s 2025 tax returns have been filed. The tax basis and impact of the Company and their underlying assets and liabilities are based on estimates subject to finalization of its tax returns.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
For financial reporting purposes, the components of income (loss) from continuing operations before income tax benefit were as follows:

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
U.S. Domestic	$(66,901)	$(65,357)	$(8,812)
Foreign	(38,228)	(57,747)	(33,363)
Income (loss) before income tax benefit	$(105,129)	$(123,104)	$(42,175)

The following table presents the components of the Company’s income tax expense (benefit) from continuing operations :

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Current income tax expense (benefit)
U.S. federal	$(175)	$584	$749
State and local	361	1,046	98
Foreign	1,704	465	871
	$1,890	$2,095	$1,718

Deferred income tax expense (benefit)
U.S. federal	$12,658	$(10,202)	$(344)
State and local	4,997	(10,119)	(1,021)
Foreign	(957)	(2,630)	(859)
	$16,698	$(22,951)	$(2,224)

Total income tax expense (benefit)
U.S. federal	$12,483	$(9,618)	$405
State and local	5,358	(9,073)	(923)
Foreign	747	(2,165)	12
Total income tax expense (benefit)	$18,588	$(20,856)	$(506)
More than 50% of the Company's recognized state and local income tax benefit for all periods is attributable to New York state and New York City.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the reconciliation of the Company’s effective rate to the statutory rate for the year ended December 31, 2025:

	For the Year Ended
(Dollars in Thousands)	December 31, 2025
U.S. federal tax expense (benefit) at statutory rate	$(22,077)	21.0%
State tax, net of federal benefit	3,522	(3.3)%
Foreign tax effects
United Kingdom
Foreign rate differential	(1,379)	1.3%
Change in valuation allowance	3,840	(3.7)%
Non-deductible expenses	3,153	(3.0)%
Change in fair value of contingent consideration	1,268	(1.2)%
Other	354	(0.3)%
Germany
Foreign rate differential	(219)	0.2%
Non-deductible expenses	759	(0.7)%
Other jurisdictions
Foreign rate differential	(77)	0.1%
Change in valuation allowance	1,014	(1.0)%
Other	53	—%
Change in Valuation Allowance	26,429	(25.1)%
Nondeductible items
Stock based compensation	(9)	—%
Executive Compensation Limitation under 162(m)	61	(0.1)%
Net impact of non-controlling interest	3,344	(3.2)%
Change in fair value of contingent consideration	(1,365)	1.3%
Other Permanent differences	(95)	0.1%
Rate change	12	—%
Total Effective Tax Rate	$18,588	(17.7)%

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the reconciliation of the Company’s effective rate to the statutory rate for the years ended December 31, 2024 and 2023:

	For the Year Ended
(Dollars in Thousands)	December 31, 2024		December 31, 2023
U.S. federal tax expense (benefit) at statutory rate	$(25,851)	21.0%	$(8,856)	21.0%
State tax, net of federal benefit	(9,457)	7.7%	(1,246)	3.0%
Goodwill Impairment	7,342	(6.0)%	—	—%
Non-deductible Professional Fees	1,337	(1.1)%	1,808	(4.3)%
Change in fair value of warrant liability	—	—%	2,702	(6.4)%
Change in fair value of contingent consideration	(6,129)	5.0%	(5,657)	13.4%
Other Perms	421	(0.3)%	256	(0.6)%
Prior year true-ups	(361)	0.3%	10	—%
Change in Valuation Allowance	6,278	(5.1)%	10,530	(25.0)%
Foreign rate differential	(1,751)	1.4%	(1,778)	4.2%
Stock based compensation	434	(0.4)%	145	(0.3)%
Rate Change	96	(0.1)%	—	—%
Net impact of non-controlling interest	6,785	(5.5)%	1,580	(3.7)%
Total Effective Rate	$(20,856)	16.9%	$(506)	1.2%
The Company had an effective tax rate on continuing operations of (17.7)%, 16.9% and 1.2% for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rates differed from the statutory rate primarily due to the impact of valuation allowance with respect to deferred tax assets generated in the Company’s subsidiaries in the U.K. and in the Company’s investment in subsidiary, the portion of income allocated to noncontrolling interests, and goodwill impairment.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024 the income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating losses	$44,632	$27,736
Investment in partnership	18,519	13,117
Goodwill	921	1,503
Disallowed interest carryforward	3,455	5,816
Accruals and reserves	7,017	6,567
Operating Lease Liability	1,329	1,744
Other deferred tax asset	802	921
Total deferred tax assets	76,675	57,404

Deferred tax liabilities
Intangibles	$17,405	$17,353
Operating Lease - Right Of Use	1,281	1,723
Other deferred tax liability	233	254
Total deferred tax liabilities	18,919	19,330
Valuation allowance	(67,323)	(27,325)
Net deferred tax asset (liabilities)	$(9,567)	$10,749
As of December 31, 2025, the Company has U.S. federal net operating losses (“NOLs”) of $88.7 million and foreign NOLs of $81.8 million that can be carried forward indefinitely until they are used. The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. As of December 31, 2025, the Company has recorded a full valuation allowance against the NOLs and other available tax attributes generated by its U.S. operations and substantially all the foreign subsidiaries with NOL carryforwards are in a full valuation allowance position.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended December 31, 2025 and 2024:

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Balance at January 1,	$240	$—
Additions, based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	240
Reduction for tax positions of prior years	—	—
Settlements	—	—
Lapses in statues of limitations	—	—
Balance at December 31	$240	$240

For the year ended December 31, 2025, income taxes paid exceeded 5% of total income taxes paid, net of refunds, in the following jurisdictions:

(Dollars in Thousands)	December 31, 2025
Federal	$744
New York City	253
Hong Kong	485
Switzerland	289
Singapore	243
Italy	175
Other	135
Total income taxes paid (net of refunds)	$2,324

For the years ended December 31, 2024 and 2023, income taxes paid, net, were $1.5 million and $0.8 million, respectively.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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
•AWMS Earn-Out Liability - In connection with the deferred cash consideration related to its acquisition of the remaining 70% of the issued and outstanding ownership and membership interests of AlTi Wealth Management (Switzerland) SA, (“AWMS”), increasing its interest in AWMS from 30% to 100%, on August 2, 2023, the Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn-out payment discounted using the liability discount rate which is estimated based on the Company’s credit rating. As of September 30, 2024, the settlement amount became known, which was based on actual revenues received, and the use of the Level 3 valuation technique was discontinued. Additionally, during the fourth quarter of 2024, the AWMS earn-out liability was fully paid.
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
•Envoi Earn-Out Growth Consideration Liability - The Company’s valuation approach utilized a Monte Carlo simulation to estimate future revenue and the implied earn-out payment discounted using the liability discount rate which is estimated based on the Company’s credit quality rating.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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
The Company’s financial instruments measured at fair value in the Consolidated Statement of Financial Position as of December 31, 2025, and December 31, 2024 have been categorized based on the fair value hierarchy as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$42	$—	$—	$42
Exchange-traded funds and BDC funds	35	—	—	35
Investments – External Strategic Managers	—	—	142,976	142,976
Investments – Affiliated Funds (1)	—	—	—	1,080
Other	6	57	—	63
Total	$83	$57	$142,976	$144,196

Liabilities:
Preferred stock tranche liability	$—	$—	$2,410	$2,410
Earn-out liabilities	—	—	57,411	57,411
TRA liability (2)	—	—	8,785	8,785
Total	$—	$—	$68,606	$68,606

	As of December 31, 2024
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$105	$—	$—	$105
Exchange-traded funds and BDC funds	118	—	—	118
Investments – External Strategic Managers	—	—	147,568	147,568
Investments – Affiliated Funds (1)	—	—	—	883
Total	$223	$—	$147,568	$148,674

Liabilities:
Preferred stock tranche liability	$—	$—	$3,940	$3,940
Earn-out liabilities	—	—	64,639	64,639
TRA liability (2)	—	—	9,378	9,378
Earn-in consideration payable	932	—	—	932
Total	$932	$—	$77,957	$78,889

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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
Level 3 Rollforwards
The following table sets forth a summary of changes in the fair value of Level 3 financial instruments during the years ended December 31, 2025 and December 31, 2024:

	As of December 31, 2025
(Dollars in Thousands)	Beginning balance	Issuances	Settlements	Net (gains) losses (1)	Transfers out of Level 3	Ending balance
Assets:
Investments – External Strategic Managers	$147,568	$—	$—	$(4,592)	$—	$142,976

Liabilities:
Preferred stock tranche liability	$3,940	—	—	(1,530)	—	$2,410
Earn-out liability	$23,848	—	—	(8,580)	—	$15,268
EEA earn-out liability	$29,871	—	(7,387)	2,775	—	$25,259
Envoi earn-out consideration liability	$9,600	—	(2,953)	1,573	—	$8,220
Envoi earn-out growth consideration liability	$1,320	—	—	300	—	$1,620
Kontora earn-out liability	$—	5,743	—	1,301	—	$7,044
TRA liability	$9,378	—	—	(593)	—	$8,785

	As of December 31, 2024
(Dollars in Thousands)	Beginning balance	Issuances	Settlements	Net (gains) losses (1)	Transfers out of Level 3 (2)	Ending balance
Assets:
Investments – External Strategic Managers	$164,077	$—	$—	$(16,509)	$—	$147,568

Liabilities:
Preferred stock tranche liability	—	4,540	—	(600)	—	3,940
Earn-out liability	62,380	—	—	(38,532)	—	23,848
EEA earn-out liability	—	23,308	—	6,563	—	29,871
Envoi earn-out consideration liability	—	7,980	—	1,620	—	9,600
Envoi earn-out growth consideration liability	—	1,020	—	300	—	1,320
AWMS earn-out liability	1,064	—	—	39	(1,103)	—
TRA liability	13,233	—	—	(3,855)	—	9,378
(1) Realized and unrealized gains/(losses) on Investments - External Strategic Managers, Preferred stock tranche liability, earn-out liabilities and TRA liability are recorded in Gain (loss) on investments, Gain (loss) on preferred stock tranche liability, Gain (loss) on earnout liabilities, and Gain (loss) on TRA, respectively, in the Consolidated Statement of Operations.
(2) During the year ended December 31, 2024, there was one transfer from Level 3 to Level 1 of the AWMS earn-out liability.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2025

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$142,976	Discounted Cash Flow	Discount rate	17.0% -30.0%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$8,785	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.6% - 11.9%	Lower
			Equity risk premium	5.8% - 13.2%	Lower
Business Combination earn-out liability	$15,268	Monte Carlo	Volatility	65.0%	Higher
			Risk-free rate	3.5%	Higher
EEA earn-out liability	$25,259	Discounted Cash Flow	EBITDA Discount Rate	14.6%	Lower
			Risk-free rate	3.5%	Lower
			Credit spread	9.3%	Lower
Envoi earn-out consideration liability	$8,220	Discounted Cash Flow	Revenue risk-adjusted discount rate	11.0%	Lower
			Risk-free rate	3.4%	Lower
			Credit spread	9.1%	Lower
Envoi earn-out growth consideration liability	$1,620	Monte Carlo	Metric volatility	29.0%	Lower
			Risk-free rate	3.4%	Lower
			Revenue discount rate	11.0%	Lower
			Credit Risk Adjusted Discount Rate	12.5%	Lower
Kontora earn-out liability	$7,044	Discounted Cash Flow	Discount rate	11.7%	Lower
Preferred stock tranche liability	$2,410	Binomial lattice model	Volatility	47.5%	Lower
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.8%	Lower
			Credit spread	9.3%	Lower

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2024

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$147,568	Discounted Cash Flow	Discount rate	18.0% -33%	Lower
			Long-term growth rate	4.0%	Higher

Level 3 Liabilities:
TRA liability	$9,378	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.2% - 10.9%	Lower
			Equity risk premium	6.1% - 13.2%	Lower
Business Combination earn-out liability	$23,848	Monte Carlo	Volatility	70.0%	Higher
			Risk-free rate	4.3%	Higher
EEA earn-out liability	$29,871	Discounted Cash Flow	EBITDA Discount Rate	16.3%	Lower
			Risk-free rate	4.3%	Lower
			Credit spread	7.9%	Lower
Envoi earn-out consideration liability	$9,600	Discounted Cash Flow	Growth rate	10.9%	Higher
			Revenue risk-adjusted discount rate	12.5%	Lower
			Risk-free rate	4.2%	Lower
			Credit spread	7.7%	Lower
Envoi earn-out growth consideration liability	$1,320	Monte Carlo	Metric volatility	33.0%	Lower
			Risk-free rate	4.3%	Lower
			Revenue discount rate	12.5%	Lower
			Credit Risk Adjusted Discount Rate	11.9%	Lower
Preferred stock tranche liability	$3,940	Binomial lattice model	Volatility	50.0%	Higher
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.8%	Lower
			Credit spread	7.9%	Lower
The carrying value of financial instruments not measured at fair value, which consists primarily of cash and restricted cash, approximates fair value.
The Company measures certain assets and liabilities at fair value on a non-recurring basis, such as assets acquired and liabilities assumed in a business combination.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(9) Equity Method Investments
As of December 31, 2025 and 2024, the Company had $0.1 million and $20.4 million, respectively, of equity method investments recorded within Equity method investments on the Consolidated Statement of Financial Position. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

For the year ended December 31, 2024, the Company recognized impairment of $1.7 million on its equity method investments within Gain (loss) on investments in the Consolidated Statement of Operations.

The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2025 and 2024, no equity method investment held by the Company met the significance criteria individually or in aggregate. As such, the Company is not required to present separate financial statements or supplemental financial information for any of its equity method investments.

(10)    Variable Interest Entities
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

(Dollars in Thousands)	As of December 31, 2025	As of December 31, 2024

Total VIE assets	$3,653,414	$3,509,769
Total VIE liabilities	$219,013	$187,837
Total equity investments in VIEs	978	789
Maximum exposure to loss	$978	$789
(11) Investments
The Company’s investments include Investments at fair value and Equity method investments.

Investments at fair value consist of investments for which the fair value option has been elected. The primary reasons for electing the fair value option are to:
•reflect economic events in earnings on a timely basis;
•mitigate volatility in earnings from using different measurement attributes; and
•address simplification and cost-benefit considerations
Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition or at other eligible election dates. Changes in the fair value of such instruments are recognized in Gain (loss) on investments in the Consolidated Statement of Operations.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The Cost and Fair Value of Investments as of December 31, 2025 and December 31, 2024 are presented below:

	As of December 31, 2025		As of December 31, 2024
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$38	$42	$122	$105
Exchange-traded funds and BDC funds	17	35	101	112
TIG Arbitrage Associates Master Fund	482	566	482	515
TIG Arbitrage Enhanced Master Fund	179	362	179	229
Arkkan Opportunities Feeder Fund	111	152	111	139
Arkkan Capital Management Limited	20,062	19,543	20,062	21,181
Zebedee Asset Management	68,913	93,716	68,913	80,127
Romspen Investment Corporation	72,523	29,717	72,523	46,260
Other	55	63	6	6
Total Investments at fair value	$162,380	$144,196	$162,499	$148,674

Equity method investments:	Cost	Carrying Value	Cost	Carrying Value
Wealth management - investment advisory	$138	$138	$20,403	$20,403
Total Equity method investments	138	138	20,403	20,403

Total	$162,518	$144,334	$182,902	$169,077

The breakdown of realized and unrealized gains (losses) on Investments at fair value for the relevant periods, which are recorded in Gain (Loss) on investments in the Consolidated Statement of Operations, are as follows:

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Gains (Losses) on Investments at fair value:
Realized gains (losses)	$(20)	$(15)	$1
Unrealized gains (losses)	(4,359)	(16,491)	2,749
Total gains (losses) on Investments at fair value	$(4,379)	$(16,506)	$2,750

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(12) Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Consolidated Statement of Financial Position.

	As of December 31, 2025
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment/Disposals	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	22.0	$290,419	$—	$(33,235)	$257,184
Trade names	9.3	12,238	—	(3,828)	8,410
License	15.0	4,535		(195)	4,340
Acquired internally developed software	5.0	1,300	(600)	(505)	195
Other intangible asset	1.5	680	—	(656)	24
Total amortized intangible assets		309,172	(600)	(38,419)	270,153
Non-amortized intangible assets (1)
Other intangible asset		4	—	—	4
Investment management agreements (3)		201,000	(35,000)	—	166,000
Total non-amortized intangible assets		201,004	(35,000)	—	166,004

Total intangible assets		$510,176	$(35,600)	$(38,419)	$436,157

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products and other intangible assets related to domain names and other software, for which there is no contractual termination date.

(2) During the year ended December 31, 2025, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $14.8 million and purchase price adjustments of $(0.7) million (see Note 4 (Business Combinations and Divestitures)) related to the Kontora Acquisition, as well as foreign currency translation differences of $4.1 million.

(3) During the quarter ended September 30, 2025, the Company recognized an impairment of $35.0 million related to TIG’s Investment Management Agreement (“IMA”), which is classified as an indefinite-lived intangible asset. Drivers of the impairment for the IMA include the financial projections and discount rate.

AlTi Global, Inc.
Notes to Consolidated Financial Statements

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

(3) During the quarter ended September 30, 2024, the Company commenced a strategic review of its International Real Estate Businesses and conducted a realignment of its operating segments. Prior to the realignment, the Company conducted a goodwill impairment test to determine whether the fair value of its reporting units declined to an amount lower than the carrying value of goodwill. As part of the test, we utilized the discounted cash flow method and determined the fair value of TIG’s Investment Management Agreement (the “IMA”) had declined. As such, the Company recognized intangible asset impairment charges of $44.9 million related to the IMA, which is classified as an indefinite-lived intangible asset. Drivers of the impairment for the IMA primarily include the financial projections and discount rate associated with the instrument.
Amortization expense of $15.9 million, $13.3 million, and $8.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, was recognized.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of December 31, 2025
2026	$16,245
2027	16,229
2028	16,184
2029	15,909
2030 and beyond	205,586
Total	$270,153

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(13) Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of December 31, 2025	As of December 31, 2024
Fixed assets, net:
Leasehold improvements	$18,705	$17,736
Office equipment and furniture	5,653	2,849
Foreign currency translation adjustment	184	285
Accumulated depreciation	(6,852)	(4,861)
Fixed assets, net	17,690	16,009
Lease incentive receivables	—	5,522
Accrued income	18,409	13,423
Prepaid expenses	8,268	8,776
Sundry receivables	4,908	2,610
Other receivables	2,683	2,984
Third party receivables related to IRE	2,082	—
Other assets	2,406	1,064
Other assets, net (1)	$56,446	$50,388

(1) As of December 31, 2025 and December 31, 2024, these amounts include $0.2 million and $0.5 million, respectively, in receivables due from related parties. See Note 18 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Consolidated Statement of Financial Position.

(Dollars in Thousands)	As of December 31, 2025	As of December 31, 2024
PW deferred consideration	$—	$3,339
Payroll taxes	1,754	1,128
Payroll	869	—
Corporation tax payable	2,532	2,415
Accrued legal	4,496	5,125
Other (1)	5,025	(168)
Other Liabilities, net (2)	$14,676	$11,839
(1) The other category is comprised primarily of miscellaneous payables and provisions.
(2) As of December 31, 2025 and December 31, 2024, these amounts include $0.7 million and $3.3 million, respectively, in liabilities due to related parties.
(14) Leases
The Company primarily has non-cancellable operating leases for office spaces across various countries. We categorize leases as either operating or finance leases at the commencement date of the respective lease.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The components of lease costs are as follows:

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease expense	$11,673	$12,680	$8,782
Variable lease expense	2,620	2,709	3,165
Short-term lease expense	267	256	750
Total lease expense (1)	$14,560	$15,645	$12,697
(1) These amounts include $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, in operating lease expense from related parties. See Note 18 (Related Party Transactions) for further details.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Year Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating cash flow information:
Cash outflows - operating leases (1)	$9,482	$8,027	$7,131
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,960	$6,239	$35,629
(1) These amounts include $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, in cash outflows related to operating leases from related parties. See Note 18 (Related Party Transactions) for further details.
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of December 31, 2025	As of December 31, 2024
Weighted-average remaining lease term	11.38	11.46
Weighted-average discount rate	6.31%	5.99%
Future minimum lease payments for the Company’s operating leases as of December 31, 2025, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
2026	$8,626
2027	8,880
2028	8,368
2029	7,096
2030	6,411
2031 and beyond	49,911
Total lease payments	89,292
Less: Imputed interest	27,617
Present value of lease liabilities	$61,675

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(15) Goodwill
The following table provides a reconciliation of Goodwill reported on the Consolidated Statement of Financial Position as of December 31, 2025 and December 31, 2024, respectively.

(Dollars in Thousands)	As of December 31, 2025	As of December 31, 2024

Beginning Balance	$377,842	$361,780
Goodwill recognized in connection with acquisitions	542	44,065
Impairment	—	(29,367)
Measurement period adjustments	439	3,600
Currency translation and other adjustments	$7,143	$(2,236)
	$8,124	$16,062
Ending Balance	$385,966	$377,842
For the year ended December 31, 2024, the Company recognized a $29.4 million impairment to goodwill. The primary drivers of impairment were a decrease in the financial projections resulting from redemption activity, existing levels of AUM, the change in the discount rate for the IMAs, and market multiples for goodwill.

The Company believes that its procedures for estimating the fair value of the reporting units are reasonable and consistent with assumptions that would be used by other marketplace participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of our reporting units. Future impairments of our indefinite lived intangible assets and reporting units could be required, which could be material to the consolidated financial statements.
(16) Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025			As of December 31, 2024
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value	Debt Outstanding	Net Carrying Value	Fair Value
Kontora Credit Facility
Term Loan	$503	$503	$503	—	—	—
Revolving Line of Credit	$380	$380	$380	$—	$—	$—
Total Debt	$883	$883	$883	$—	$—	$—
(1) The carrying value of the Term Loan and Revolving Line of Credit approximates fair value as of December 31, 2025.

Kontora Credit Facility

On April 30, 2025, the Company acquired Kontora. See Note 4 (Business Combinations and Divestitures). At the acquisition date, Kontora had a term loan with HypoVereinsbank. The term loan is repayable in fixed quarterly installments of $0.1 million plus interest, with the final payment due on June 30, 2027. The term loan bears interest at 6.7% per annum which is payable quarterly. Throughout the period of the loan Kontora Family Office GmbH, as a standalone entity, is required to maintain economic equity of the higher of $1.8 million or 30% of the total assets of this standalone entity. At December 31, 2025, the term loan had an outstanding principal amount of $0.5 million.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
At the acquisition date, Kontora also had a revolving line of credit, which expires on July 25, 2029, with an aggregate borrowing facility of $0.9 million with HypoVereinsbank. The revolving line of credit bears interest at 3-month EURIBOR plus 7.15% on funded amounts and a commitment fee of 0.75% on unfunded amounts. The funded amounts bear no restrictions on its use. At December 31, 2025, the funded amount under the revolving line of credit was $0.4 million.
Contractual maturities of the term loan as of December 31, 2025, are set out in the table below:

(Dollars in Thousands)	Aggregate Maturities
2026	$337
2027	$166
Total	$503
Allianz Tranche Right

The Company issued the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. See Note 1 (Description of the Business) for details. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at the stated price for $18.5 million. As of December 31, 2025 and December 31, 2024, the Allianz Tranche Right of $2.4 million and $3.9 million, respectively, is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Consolidated Statement of Financial Position. For the year ended December 31, 2025 and December 31, 2024, the change in fair value of the Allianz Tranche Right is $1.5 million and $0.6 million, respectively, which is recorded in the line item Gain (loss) on preferred stock liability in the Consolidated Statement of Operations.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
exclusions. The guarantor group consisted of the Company’s U.S. and non-U.S. subsidiaries, subject to an agreed-upon materiality threshold.
On December 19, 2024, the Company paid off its debt outstanding in the amount of $133.4 million related to the BMO Credit Facility, with the proceeds raised from the Allianz Transaction and the Constellation Transaction (see Note 1 (Description of the Business)). This debt was due to terminate on December 31, 2024. The Company recognized a write-off of the deferred issuance costs related to the extinguishment of this debt in the amount of $4.5 million, which was recorded in the line Interest expense in the Consolidated Statement of Operations during the year ended December 31, 2024.
(17) Retirement Plans

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

(Dollars in Thousands)	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Plan Contributions	$3,608	$3,033	$2,730
As of December 31, 2025 and 2024, $1.7 million and $1.9 million, respectively, in contributions was payable, which is included in Accounts payable and accrued expenses on the Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(18) Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Consolidated Balance Sheet Line Item	As of December 31, 2025	As of December 31, 2024
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members	Other assets	$223	$435
Due from Equity Method Investees	Other assets	$22	$30
Due from Alvarium related fee arrangements	Fees receivable, net	$—	$84
Due from TIG related fee arrangements	Fees receivable, net	$9,535	$804

Related Party Investments
Equity method investment with Allianz	Equity method investments	$—	$20,300

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members	Accrued member distribution payable	$(3,260)	$(3,355)
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	TRA liability	$(25,724)	$(28,765)
PW deferred consideration	Other liabilities	$—	$(3,339)
Due to certain employees	Other liabilities	$(747)	$—
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out	Earn-out liabilities, at fair value	$(15,268)	$(23,848)
EEA earn-out liability	Earn-out liabilities, at fair value	$(25,259)	$(29,871)
Envoi earn-out consideration liability	Earn-out liabilities, at fair value	$(8,220)	$(9,600)
Envoi earn-out growth consideration liability	Earn-out liabilities, at fair value	$(1,620)	$(1,320)
Kontora earn-out liability	Earn-out liabilities, at fair value	$(7,044)	$—
Preferred stock tranche liability	Preferred stock tranche liability	$(2,410)	$(3,940)
Office lease liability	Operating lease liabilities	$(1,215)	$(305)

Mezzanine Equity
Series A Preferred Stock	Series A Redeemable Cumulative Convertible Preferred Stock	$168,934	$142,858
Series C Preferred Stock	Series C Redeemable Cumulative Convertible Preferred Stock	$176,904	$160,808

Shareholders’ Equity
Delayed share purchase agreement	Additional paid-in capital	$—	$40
Allianz Warrants, net of issuance costs	Additional paid-in capital	$6,591	$6,591
Constellation Warrants, net of issuance costs	Additional paid-in capital	$3,003	$3,003

Due from TWMH Members

Certain TWMH Members were offered promissory notes to pay their estimated federal, state and local withholding taxes owed by such members, which constitute loans to members. Promissory notes totaling $1.5

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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

For the years ended December 31, 2025, 2024, and 2023, the Company recognized $223 thousand, $230 thousand, and $261 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Consolidated Statement of Operations.

The promissory notes are full legal recourse and have applicable default provisions, which allow the Company to enforce collection against all assets of the note holder, including Class B Units which have been pledged as collateral. These loans are presented in Other assets on the Consolidated Statement of Financial Condition. As of December 31, 2025 and December 31, 2024, the balances of loans to members was $0.2 million and $0.4 million, respectively.

Equity Method Investees

The Company’s transactions with Equity Method Investees include receivables related to loans, fees, and expenses, which are presented in Other assets on the Consolidated Statement of Financial Condition.

The Company recognized Management/advisory fees, Other income/fees, Compensation and employee benefits, and Interest income from its equity method investees on the Consolidated Statement of Operations, as summarized in the following table:

(Dollars in Thousands)	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Management/advisory fees	$—	$(254)	$(677)
Compensation and employee benefits	$—	$—	$1,826
Other income/fees	$—	$2,226	$2,389
Interest income	$—	$(31)	$—

Due to Certain TIG GP Members and TIG MGMT Members

Certain TIG GP and TIG MGMT Members were issued a distribution from the legacy partnership businesses in connection with the Business Combination. This was treated as a partnership distribution and is presented as Accrued member distributions payable on the Consolidated Statement of Financial Condition. As of December 31, 2025 and December 31, 2024, the balance of Accrued member distributions payable was $3.3 million and $3.4 million, respectively.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
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

The TRA is recognized on the Consolidated Statement of Financial Condition as the TRA Liability. The value of the TRA Liability as of December 31, 2025 and December 31, 2024 was $25.7 million and $28.8 million, respectively. As of December 31, 2025 and December 31, 2024, the Company carried $8.8 million and $9.4 million, respectively, of its TRA Liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion related to the TRA Liability is related to the TRA Exchange of $16.9 million and $19.4 million as of December 31, 2025 and December 31, 2024, respectively, is recorded at its carrying value. For the years ended December 31, 2025, 2024, and 2023, the Company recognized a gain of $5.4 million, a gain of $3.9 million, and a loss of $(0.2) million,respectively, which is recorded in Gain (loss) on TRA in the Consolidated Statement of Operations.
As of December 31, 2025, holders of Class B Units have exchanged a total of 10,844,400 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.68 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions. For the year ended December 31, 2025, the Company did not make any tax distributions to Class B Units holders.

Business Combination Earn-out Liability

Under the terms of the Business Combination, upon closing, the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones and in the event of a change in control. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of December 31, 2025 and December 31, 2024, the fair value of the Business Combination Earn-out Liability was $15.3 million and $23.8 million, respectively, and is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The Company recognized the change in fair value of $8.6 million, $38.5 million and $29.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is recorded in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date (or EEA earn-out liability). During the second quarter ended June 30, 2025, a cash payment of $7.4 million related to this contingent consideration was made. As of December 31, 2025 and December 31, 2024, the EEA earn-out liability of $25.3 million and $29.9 million, respectively, is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. The Company recognized the change in fair value of $(2.8) million and $(6.6) million for the years ended December 31, 2025 and 2024, respectively, which is recorded in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Envoi Earn-out Liabilities

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of December 31, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $8.2 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.6 million and $1.3 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The Company recognized the change in fair value for the Envoi earn-out consideration liability of $(1.6) million and $(1.6) million for the years ended December 31, 2025 and 2024, respectively, and the change in fair value for the Envoi earn-out growth consideration liability of $(0.3) million and $(0.3) million, for the years ended December 31, 2025 and 2024, respectively, which are recorded in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2025. As of December 31, 2025, the Kontora earn-out liability of $7.0 million is reported in the Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The Company recognized the change in fair value for the Kontora earn-out liability of $(1.3) million for the year ended December 31, 2025, which is recorded in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change.

Due to Certain Employees

In August 2020, a senior executive of the Company entered into a Share Purchase Agreement with Tiedemann Constantia AG (“TC”), a wholly-owned subsidiary of the Company, in connection with a share buyback transaction pursuant to which the senior executive sold 702 shares of TC stock (“TC Shares”) to TC in exchange for a vendor loan note issued by TC (the “Vendor Loan Note”). The Vendor Loan Note accrues interest until settlement. On May 18, 2025, the senior executive sent the Company a demand notice for repayment of the Vendor Loan Note in accordance with its terms. The Company expects the loan to be settled in mid-2026. As of December 31, 2025, the outstanding balance of this loan was approximately $0.7 million and is reported in Other liabilities in the Consolidated Statement of Financial Position.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition

AlTi Global, Inc.
Notes to Consolidated Financial Statements
date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Consolidated Statement of Financial Position. The deferred consideration was paid during the first quarter ended March 31, 2025, in cash and equity totaling $3.4 million. For the year ended December 31, 2025, the Company recognized the change in fair value for the deferred consideration liability of $372.6 thousand, of which $390.7 thousand is recorded in Gain (loss) on earnout liabilities and $(18.1) thousand is recorded in Interest expense, both in the Consolidated Statement of Operations.

Operating Lease Liabilities

ALWP renewed a lease it had previously entered into for its Singapore office with a related party, which became effective on November 1, 2025. The lessor is the head of investments of this subsidiary. As of December 31, 2025 and December 31, 2024, the operating lease payable amounted to $1.2 million and $0.3 million, respectively, and is reported in the Operating lease liabilities in the Consolidated Statement of Financial Position. The Company recorded lease expense related to this lease of $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is recorded in Occupancy costs in the Consolidated Statement of Operations and $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, in Operating cash flow from operating leases in the Consolidated Statement of Cash Flows in the period of change.

Fees Receivable, net

The Company recognizes fees at the time of transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Fees recognized are calculated based on contractual terms, including the transaction price, whether a distinct performance obligation has been satisfied and control is transferred to the customer, and when collection of the revenue is assessed as probable. Such fees are recognized in the Consolidated Statement of Financial Condition as Fees receivable, net. As of December 31, 2025 and December 31, 2024, fees due from Alvarium related fee arrangements were $0.0 thousand and $84.0 thousand, respectively. Additionally, as of December 31, 2025 and December 31, 2024, management and incentive fees receivable due from TIG related fee agreements were $9.5 million and $0.8 million, respectively.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements

Based on Allianz’s rights under the Investor Rights Agreement, including to hold Board seats, the Company has concluded that Allianz represents a related party. As of both December 31, 2025 and December 31, 2024, the Allianz Warrants of $6.6 million are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Consolidated Statement of Financial Position.

On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at $1,000 per share. As of December 31, 2025 and December 31, 2024, the Allianz Tranche Right of $2.4 million and $3.9 million, respectively, is recorded in the line item Preferred stock tranche liability on the Company’s Consolidated Statement of Financial Position. For the years ended December 31, 2025 and December 31, 2024, the change in fair value of the Allianz Tranche Right is $1.5 million and $0.6 million, respectively, and is recorded in the line item Gain (loss) on preferred stock tranche liability in the Consolidated Statement of Operations.

On June 30, 2025, the Board declared dividends payable in kind to Allianz that were comprised of 50% shares of Series A Preferred Stock and 50% in shares of Class A Common Stock. The Series A Preferred Stock of 168,934, inclusive of dividends paid in kind, is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position and is presented net of issuance costs and inclusive of accrued dividends. An additional 1,523,289 shares of Class A Common Stock were issued to Allianz as part of the 50% dividends paid in kind. Refer to Note 1 (Description of the Business), Note 8 (Fair Value Disclosures), and Note 16 (Debt, net of unamortized deferred financing cost) for additional details around instruments related to the Allianz Transaction.

As of December 31, 2024, the Company entered into an equity method investment of $20.3 million with Allianz, which was recorded in the line item Equity method investments on the Company’s Consolidated Statement of Financial Position. The equity method investment was sold at cost along with an immaterial gain as of the first quarter ended March 31, 2025.

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

Dividends will be paid (at the option of the Company) as payment in kind increases in the stated value of the issued shares of Series C Preferred Stock or in cash. The Series C Preferred Stock will also participate with any dividends or distributions declared on the Class A Common Stock. As of December 31, 2025, the 150,000 outstanding shares of Series C Preferred Stock represent 7.5% of the total voting power of all shares.

Additionally, the Company issued the Constellation Warrants to purchase 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $7.40 per share. On March 27, 2024 and May 15, 2024, the Company completed the initial and additional issuances of Constellation Warrants to purchase 1,533,333 shares and 466,667 shares, respectively, of the Company’s Class A Common Stock. No Constellation Warrants were exercised during the year ended December 31, 2025. As of both December 31, 2025 and December 31, 2024,

AlTi Global, Inc.
Notes to Consolidated Financial Statements
the Constellation Warrants of $3.0 million, are recorded as a component of equity in the line item Additional paid-in capital on the Company’s Consolidated Statement of Financial Position.
(19) Segment Reporting
Prior to the third quarter ended September 30, 2025, the Company was organized into two reportable segments: Wealth & Capital Solutions and International Real Estate. On July 11, 2025, the Board approved a plan to appoint administrators over the International Real Estate Businesses. See Note 3 (Discontinued Operations) for further information. As such, during the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment, and is now organized as one reportable segment as of September 30, 2025.
Our chief operating decision maker (“CODM”), currently, our Chief Executive Officer, assesses the Company’s performance and allocation of resources based on Net income (loss) from continuing operations, as reported in the Consolidated Statement of Operations, to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures and whether to invest in certain products or services, and expense management.
Expenses

The expense categories that are regularly reviewed by the CODM are presented in the Company's Consolidated Statement of Operations. Items regularly reviewed consist of non-compensation expenses, such as professional fees, sales, distribution and marketing, travel and entertainment, systems, technology and telephone, occupancy costs and general, administrative, and other.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(20) Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

For the Year Ended
	December 31, 2025		December 31, 2024
	Basic	Diluted	Basic	Diluted
Class A Common Stock	Included	Included	Included	Included
Class B Common Stock (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Series C Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Allianz Tranche Right(3)	Excluded	If-converted method	Excluded	If-converted method
Allianz Warrants(4)	Excluded	Treasury stock method	Excluded	Treasury stock method
Constellation Warrants(4)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(5)	Excluded	Treasury stock method	Excluded	Excluded
PW Deferred Consideration Shares(6)	Included	Included	Excluded	Included
Acquisition-Related Awards(7)	Excluded	Included	Excluded	Included
Unvested RSUs(8)	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (8)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for instruments related to the Company’s Business Combination and Envoi earn-out liability includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into shares of Class A Common Stock as of the beginning of the period. For the years ended December 31, 2025 and December 31, 2024, 1,950,315 and 7,080,837, respectively, of Class B shares were converted into Class A Common Stock.
(2) During the year ended December 31, 2024, the Company issued shares of Series A and C Preferred Stock in addition to warrants for shares of Class A Common Stock to Allianz and Constellation. Both Series A and C Preferred Stock are entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the years ended December 31, 2025 and December 31, 2024, the shares of Series A and C Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(3) The Allianz Tranche Right was issued as part of the Allianz Transaction, which grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Stock at an aggregate purchase price of up to $50 million. Any additional shares of Series A Preferred Stock issued to Allianz will abide under the same conditions and terms as under the Investment as described in Note 1 (Description of the Business). The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in the calculation of diluted earnings per share if the right has been exercised within the reporting period. On May 13, 2025, an

AlTi Global, Inc.
Notes to Consolidated Financial Statements
additional 18,471 shares under the Allianz Tranche Right were issued; however, these shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(4) As mentioned in footnotes 2 above, the Company issued shares of Series A and C Preferred Stock in addition to warrants for Class A Shares to Allianz and Constellation. The warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the warrants are classified as a component of equity and can be exercised in exchange for Class A Shares, application of the treasury stock method for calculation of diluted earnings per share is applied. For the years ended December 31, 2025 and December 31, 2024, the warrants were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(5) Earn-Out Shares are the portion of estimated contingent consideration related to the Business Combination, EEA earn-out liability, and Envoi growth-consideration liability that could be paid out in Class A Common Stock. Earn-Out Shares are excluded from the calculation of basic earnings per share if it’s determined that the contingency has not been resolved as of the current reporting period. During the year ended December 31, 2025, 618,453 shares of Class A Common Stock were issued as part of the EEA earn-out liability and included in the Company’s basic earnings per share calculation.
The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. See Note 4 (Business Combinations and Divestitures) for additional information related to our Earn-Outs. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Earn-Out Shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(6) PW Deferred Consideration Shares relate to the portion of deferred consideration payable in Class A Common Stock upon meeting certain revenue thresholds related to our PW acquisition. During the quarter ended March 31, 2025, the PW Deferred Consideration Shares were issued to the sellers and are included in the Company’s basic earnings per share. There are no further contingent shares outstanding related to the PW Deferred Consideration Shares. Refer to Note 4 (Business Combinations and Divestitures) for further details.
(7) Acquisition-Related Awards include EEA Equity Awards, Envoi Equity Awards, Singapore Equity Awards and Kontora Earn-Ins. During the quarter ended June 30, 2025, 1,686,763 shares of Class A Common Stock were issued in settlement of the Holbein Earn-Ins and are included in the Company’s basic earnings per shares. Certain compensatory awards related to the PW acquisition (the “PW Equity Awards”) were reclassified to be paid out fully in cash rather than equity during the quarter ended March 31, 2025. As such, the PW Equity Awards are excluded from the Company’s earnings per share calculations.
Service periods related to the Acquisition-Related Awards had not been completed as of the year ended December 31, 2025 and therefore such shares were excluded from the calculation of basic earnings per share. For the year ended December 31, 2025, 436,816 shares of Class A Common Stock were issued as part of the EEA Earn-Ins and are included in the Company’s basic earnings per share for the reporting period.
For diluted earnings per share, a contingency that is based on solely on service vesting (i.e., the passage of time) is considered resolved in the current reporting, and the shares are included in the calculation of diluted earnings per share in the current reporting period. For the years ended December 31, 2025, 2024 and 2023, the Acquisition-Related Awards, which included the Holbein Earn-Ins [and PW Equity Awards] through the quarters June 30, 2025 and March 31, 2025, respectively, were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. Refer to Note 6 (Equity-Based Compensation) for additional details for the Acquisition-Related Awards.
(8) RSUs vest over the required service period, and PRSUs vest based on both a market condition and a required service period. As such, unvested RSUs and PRSUs are excluded from the calculation of basic earnings per share.
The treasury stock method is applied for calculating the dilutive effects of share-based payment awards. For the years ended December 31, 2025 and December 31, 2024, unvested RSUs and PRSUs were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. See Note 6 (Equity-Based Compensation) for additional details.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per common share excludes potentially dilutive instruments which were outstanding during the period but were anti-dilutive. The following table shows the computation of basic and diluted earnings per share based on income attributable to common shareholders:

	For the Year Ended
(Dollars in Thousands, except share data)	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Net income (loss) from continuing operations	$(123,717)	$(102,248)	$(41,669)
Net income (loss) attributable to noncontrolling interests in subsidiaries from continuing operations	(35,371)	(71,271)	(145,631)
Net income (loss) attributable to AlTi Global Inc	$(88,346)	$(30,977)	$103,962
Less: Preferred stock dividends	(34,020)	(23,515)	—
Income (loss) from continuing operations available to Class A shareholders - basic	$(122,366)	$(54,492)	$103,962
Dilutive effect of Class B Common Stock	—	—	(145,631)
Income (loss) from continuing operations available to Class A shareholders - diluted	$(122,366)	$(54,492)	$(41,669)

Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic	99,868,230	79,692,659	61,396,692
Dilutive effect of Class B Common Stock	—	—	54,418,555
Weighted-average shares of Class A Common Stock outstanding - diluted	99,868,230	79,692,659	115,815,247

Income (loss) from continuing operations per Class A Common Stock - basic	$(1.23)	$(0.68)	$1.69
Income (loss) from continuing operations per Class A Common Stock - diluted	$(1.23)	$(0.68)	$(0.36)
The following table summarizes the securities that were anti-dilutive for the periods presented. As a result, these securities were excluded from the computation of diluted earnings per share for the periods presented:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Class B Common Stock and Class B Units	47,257,352	48,352,620	—
Allianz and Constellation Warrants	7,000,000	7,000,000	—
Preferred Stock	35,771,958	19,905,453	—
Earn-Out Shares	13,884,667	12,583,106	10,396,318
PW Deferred Consideration Shares	—	829,657	—
Acquisition-Related Awards	1,142,754	1,680,085	—
Stock Awards	1,916,916	3,245,446	3,432,030

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(21) Commitments and Contingencies
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
As of December 31, 2025 and December 31, 2024, the liability associated with the TRA was approximately $25.7 million and $28.8 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of December 31, 2025 and December 31, 2024, the Company carried $8.8 million and $9.4 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
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
As of December 31, 2025, holders of Class B Units have exchanged a total of 10,844,400 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.68 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of December 31, 2025, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $25.7 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings.

The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest, as described in Note 4 (Business Combinations and Divestitures)), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of December 31, 2025 and December 31, 2024, the fair value of the earn-out shares was $15.3 million and $23.8 million, respectively. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

EEA Earn-out Liability

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of December 31, 2025 and December 31, 2024, the EEA earn-out liability of $25.3 million and $29.9 million, respectively, is reported in Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. Since the EEA earn-out liability meets the definition of a derivative, it is recorded at fair value as a derivative liability on the Consolidated Statement of Financial Position and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. Changes in fair value will be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Pointwise Deferred Consideration

On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was measured at fair value at the acquisition date, and as of December 31, 2024, amounted to $3.3 million, and was recorded within the Other liabilities line item in the Consolidated Statement of Financial Position. The deferred consideration was paid during the first quarter ended March 31, 2025, in cash and equity totaling $3.4 million.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
Envoi Earn-out Liability

On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of December 31, 2025 and December 31, 2024, the Envoi earn-out consideration liability of $8.2 million and $9.6 million, respectively, and the Envoi earn-out growth consideration liability of $1.6 million and $1.3 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the Envoi earn-out liability will be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments contingent upon Kontora meeting certain revenue requirements between the closing date and December 31, 2035. As of December 31, 2025, the Kontora earn-out liability of $7.0 million is reported in the Earn-out liabilities, at fair value, in the Consolidated Statement of Financial Position. The fair values will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the Kontora earn-out liability will be recognized in Gain (loss) on earnout liabilities in the Consolidated Statement of Operations and in Fair value (gain) loss on earnout liability in the Consolidated Statement of Cash Flows in the period of change. See Note 2 (Summary of Significant Accounting Policies) for additional detail.

Letter of Credit

On December 19, 2024, the Company entered into a letter of credit (the “Facility Agreement”) with BMO Harris Bank N.A. for the purpose of issuing instruments under this Facility Agreement through December 19, 2025 (the “Termination Date”). The Company will deposit a cash collateral equal to 102% of the amount of each instrument issued. The aggregate outstanding face amount of all issued instruments shall not exceed $5.0 million and shall have an expiry date of no later than one year from the Termination Date. Upon an issuance, the Company will pay a commitment fee equal to (i) the actual daily amount of the unused commitment, multiplied by (ii) 0.3% (the “Commitment Fee”). The Commitment Fee shall be calculated on the basis of a year of 365 days and shall be payable quarterly in arrears on the last day of each fiscal quarter. As of both December 31, 2025 and December 31, 2024, the Company has existing letters of credit in the amount of $3.4 million under the Facility Agreement.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of December 31, 2025 for any potential liability related to any current legal or

AlTi Global, Inc.
Notes to Consolidated Financial Statements
regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition, or cash flows.

On July 11, 2025, after conducting the previously announced strategic review of the International Real Estate Businesses, the Company approved the appointment of Teneo as administrators of the International Real Estate Businesses. Potential litigation related to that business, including Home REIT and HLIF below, will be dealt with as appropriate by the administrators.

Home REIT

Home REIT is a real estate investment trust company listed on the London Stock Exchange. AFM UK, a wholly owned subsidiary of the Company, is one of the International Real Estate entities which entered into administration, and was Home REIT’s alternative investment fund manager (“AIFM”) until August 21, 2023 and AHRA was its investment adviser until June 30, 2023. Services are no longer provided by any AlTi companies or any legacy Alvarium companies to Home REIT. AHRA was owned by ARE (another wholly owned subsidiary of the Company, and one of the International Real Estate entities which entered into administration) up until December 30, 2022, when it was sold. AlTi was formed on January 3, 2023, through the Business Combination that included certain legacy Alvarium companies, including AFM UK. While the sale of AHRA occurred prior to the Business Combination, under GAAP, its results were required to be consolidated in our financial statements until June 30, 2023, when it was deconsolidated. For UK regulatory purposes, up until June 30, 2023, AHRA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE (which is authorized and regulated by the UK FCA).

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

There have been no material developments in the potential litigation relating to Home REIT since the appointment of administrators on July 11, 2025.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
HLIF

HLIF is a private fund which pursues a similar investment strategy to Home REIT. In the period from June 30, 2022 to December 31, 2023, the estimated value of its underlying real estate investment portfolio declined by approximately 50%, due to a decrease in the timely collection of rents on the underlying portfolio, but also due to higher interest rates and other macro-economic factors. HLIF was managed by AFM UK as its AIFM and ‘authorized corporate director’ and was advised by SHIA, (one of the International Real Estate entities which entered into administration), until August 2025, when management of HLIF was transitioned to a third party manager and AFM UK’s and SHIA’s services were terminated. Like AHRA, SHIA was permitted to perform certain limited regulated activities as an “appointed representative” of its regulated principal firm, ARE.

In February 2024, the UK FCA commenced investigations into the historic performance of certain International Real Estate entities, in their services to Home REIT and/or HLIF, and whether they breached certain civil or criminal regulatory rules and/or principles. The investigations relate to the historic management of Home REIT and/or HLIF by certain legacy Alvarium companies. The investigations are focused primarily on whether any false or misleading statements were made in relation to Home REIT and/or HLIF and/or whether these group entities breached other FCA rules and/or principles. ARE and AFM UK have voluntarily requested the imposition of requirements by the UK FCA which primarily involves the companies agreeing to maintain their current assets and not undertaking any new business without UK FCA consent. The commencement of the investigations does not mean that the UK FCA has determined that any such breaches have occurred. However, it is possible that the UK FCA may determine that certain breaches have occurred, and it may seek to impose financial penalties or other outcomes on one or more group entities, that may potentially be material. We are not able to estimate how long it might take for the UK FCA to complete such investigations, but it is possible that the investigations may continue for a prolonged period, potentially over several years.

Potential Redress in Relation to Real Estate Products

As part of ongoing examinations with regulators and our review of client relationships, it has been agreed, that if certain conditions are met, redress will be paid to a limited number of clients in relation to certain Real Estate Products. As of the issuance of these financial statements all impacted clients have been informed of this proposal.

As of the year ended December 31, 2025, a provision of $3.6 million has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.

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

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(22) Equity
Class A Common Stock

As of December 31, 2025 and December 31, 2024, there were 103,330,156 and 93,686,980, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both December 31, 2025 and December 31, 2024. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of December 31, 2025 and December 31, 2024, there were 44,188,561 and 46,138,876, respectively, shares of Class B Common Stock outstanding.

Treasury Stock
From time to time, the Company may repurchase common shares related to its equity-based compensation award programs. During the second quarter ended June 30, 2025 the Company reissued, from Treasury Stock, 817,730 shares of Class A Common Stock which were repurchased and classified as Treasury Stock on the Consolidated Statement of Financial Position during the first quarter ended March 31, 2025, in the amount of $2.8 million. Treasury Stock was recorded at cost, representing the market price on the repurchase date, and was accounted for as a reduction of Additional Paid-in Capital. As of December 31, 2025, there was no Treasury Stock outstanding.

Series A Preferred Stock

As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position as they are not mandatorily redeemable as of December 31, 2025. As of December 31, 2025, the Series A Preferred Stock amounts to 168,934, which is inclusive of dividends paid in kind.

Series C Preferred Stock

In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Consolidated Statement of Financial Position as they are not mandatorily redeemable as of December 31, 2025.

Allianz and Constellation Warrants

In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that the warrants are derivatives that meet the equity classification criteria. As of both December 31, 2025 and December 31, 2024, the Constellation and Allianz Warrants of $9.6 million are recorded as a component of equity net of issuance costs in the line item Additional paid-in capital on the Company’s Consolidated Statement of Financial Position.

AlTi Global, Inc.
Notes to Consolidated Financial Statements
(23) Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to December 31, 2025 that require adjustment to or disclosure in the consolidated financial statements, except as noted below.

International Real Estate Businesses — Teneo Settlement

In connection with the administration of the International Real Estate Businesses, the Company and the Administrators have negotiated a settlement of outstanding intercompany balances between certain of our affiliates and the International Real Estate Businesses. On March 19, 2026, the Company and certain of our affiliates on the one hand and the International Real Estate Businesses the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement and concluding this matter. The settlement amount of £11.2 million ($15.0 million) will be paid in installments through November 2027.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not fully effective due to remaining material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.

Based on its assessment of the Company’s internal control over financial reporting, including the progress during 2025 to remediate control weaknesses previously identified, the following updates to remediating material weaknesses in our internal control over financial reporting remain as of December 31, 2025, are discussed below.

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

Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ending September 30, 2025, management identified one of the three remaining material weaknesses in internal control over financial reporting relating to insufficiently documented process-level controls that support our financial statements and reporting. Further, management has commenced extensive remediation efforts, but as of December 31, 2025, has partially completed its testing plan to determine the effectiveness of controls that support our financial statements and reporting.

Management has implemented a remediation plan to address the material weaknesses in our internal control over financial reporting, including, among other things, completing its efforts to design and implement process level and management review controls and sufficiently documenting and implementing policies to provide reasonable assurance that financial statement disclosures are complete and accurate and identify and address emerging risks.

During the years ended December 31, 2025 and 2024, management has made progress in enhancing its internal control over financial reporting. This progress includes the following:

•Management has designed and implemented risk assessment review processes (risk assessment and gap analysis) that are intended to identify risks that could result, if not detected timely, in material misstatements in our consolidated financial statements. Management believes that such review risk assessment processes have been effectively implemented as of December 31, 2024.

•Management has identified and documented processes supporting the recording of balances and transactions in the Company’s consolidated financial statements and identified and documented controls that are intended to mitigate the risk of material misstatement in account balances and financial statement disclosures. The Company completed the exercise of documenting controls during the first fiscal quarter of 2025 and began tests of design and operating effectiveness of certain controls throughout 2025. The Company intends to continue tests of design and operating effectiveness of certain controls during 2026. However, these controls are not operating effectively as of December 31, 2025.

•Management has identified and documented information technology controls related to the Company’s general information technology control environment that mitigates risks associated with items including systems development and change management, appropriate access to systems, and management of the Company’s internal financial and third-party customer data. The Company completed the exercise of documenting controls during the second and third fiscal quarters of 2025 and completed tests of design and operating effectiveness of certain controls. The Company’s objective is that such testing of operating effectiveness of controls were maintained throughout 2025 and beyond to allow the Company to sustain remediation of previously identified material weaknesses in its internal control over financial reporting specifically related to information technology controls.

As we will no longer be an emerging growth company effective December 31, 2026, we expect to incur additional material costs to complete the remediation plan, including costs incurred by our external auditor to assess whether all material weaknesses have been remediated. We can give no assurance that such efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, may subject us to litigation and investigations, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence, cause a decline in the price of the Class A Common Stock, and limit our ability to access capital markets.

The material weaknesses, if not remediated, could result in misstatements of accounts or disclosures that would result in a material misstatement to the annual consolidated financial statements or the interim consolidated financial statements that would not be prevented or detected.

Our management anticipates that our internal control over financial reporting will not be fully effective until the above material weaknesses are remediated. If our remediation of these material weaknesses is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the Nasdaq listing requirements, investors may lose confidence in our financial reporting, and the price of our common stock may decline as a result.

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the year ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2025 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor ID: 185.

PART IV
Item 15. Exhibits
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the “Index to Consolidated Financial Statements” under Item 8 “Financial Statements and Supplementary Data.”
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Number	Description of Exhibit
2.1†	Amended and Restated Business Combination Agreement, dated October 25, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 2022).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 31, 2024).
3.3	Certificate of Ownership and Merger of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 19, 2023).
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A filed April 5, 2024).
4.1*	Description of Registrant's Securities.
10.1#	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.2#	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.3#	AlTi Global, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.4#	AlTi Global, Inc. Amendment No. 1 to 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2025).
10.5#	AlTi Global, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 9, 2023).
10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 23, 2021).
10.6.1	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 26, 2022).
10.7
Registration Rights and Lock-Up Agreement, dated as of January 3, 2023, between the Company and the Holders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.8#	Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 23, 2021).
10.8.1	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 26, 2022).
10.9	Form of Shareholder IRA (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 23, 2021).

10.10	Form of Voting IRA (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 23, 2021).
10.11
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

10.13
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

10.15
Third Amendment to the Credit Agreement, dated February 21, 2024, between the Company, BMO Harris Bank N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 23, 2024).

10.16
Fourth Amendment to the Credit Agreement, dated August 5, 2024, between the Company, BMO Harris Bank N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024).

10.17
Fifth Amendment to the Credit Agreement, dated November 6, 2024, between the Company, BMO Harris Bank N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.18#
Executive Employment and Restrictive Covenant Agreement, dated as of January 3, 2023, among the Company, TIG Advisors, LLC and Kevin Moran (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.19#
Amended and Restated Tiedemann Employment Agreement, dated as of January 3, 2023, by and between the Company and Michael Tiedemann (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed January 9, 2023).

10.20
Second Amended and Restated Limited Liability Agreement of Umbrella, dated as of January 3, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed January 27, 2023).

10.21	Alvarium Exchange Agreement, dated as of September 19, 2021 (incorporated by reference as Annex L to the Company’s Registration Statement on Form S-4 filed September 27, 2022).
10.22
Form of RSU Award Agreement under the AlTi Global, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-8 filed on March 23, 2023).

10.23#	Offer Letter, dated September 5, 2023, between the Company and Stephen Yarad (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 22, 2024).
10.24†
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

10.26	Form of Allianz Investor Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 23, 2024).
10.27	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 23, 2024).

10.28†
Investment Agreement, dated February 22, 2024, by and between the Company and CWC AlTi Investor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 23, 2024).

10.29	Form of Constellation Investor Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 23, 2024).
10.30#
Executive Employment and Restrictive Covenant Agreement, dated May 29, 2025, between the Company and Colleen Graham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2025).

19.1*	AlTi Global, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 17, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97*	AlTi Global, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 17, 2025.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ALTI GLOBAL, INC

Date: March 31, 2026	/s/ Nancy Curtin
Nancy Curtin
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2026	/s/ Patrick Keenan
Patrick Keenan
Chief Accounting Officer
(Principal Accounting Officer)