Form 10-Q
period 2026-03-31
AlTi Global, Inc.
filed 2026-05-11
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The registrant had outstanding 110,744,073 shares of Class A Common Stock (as defined herein) and 40,873,767 shares of Class B Common Stock (as defined herein) as of May 8, 2026.

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
•“Consolidated Statements of Financial Position” refers to the consolidated balance sheet of AlTi Global, Inc.
•“Consolidated Statements of Operations” refers to the consolidated income statement of AlTi Global, Inc.

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

Also posted on our website in the “Investor Relations” section are the charters for our Audit, Finance and Risk Committee, Environmental, Social, Governance and Nominating Committee, Human Capital and Compensation Committee, and Transaction Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers, and employees. Information on or accessible through our website is not a part of or incorporated into this Quarterly Report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to the Company at its principal place of business. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AlTi Global, Inc.
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in Thousands, except share data)	As of March 31, 2026	As of December 31, 2025

Assets
Cash and cash equivalents	$39,715	$41,158
Fees receivable, net (includes $651 and $9,535 of related party receivables, respectively)	34,370	65,571
Investments at fair value	149,741	144,196
Equity method investments	140	138
Intangible assets, net of accumulated amortization	431,318	436,157
Goodwill	384,586	385,966
Operating lease right-of-use assets	45,718	46,686
Deferred tax asset, net	—	130
Other assets, net	52,628	56,446
Total assets	$1,138,216	$1,176,448

Liabilities
Accounts payable and accrued expenses	$26,443	$48,637
Accrued compensation and profit sharing	48,158	77,286
Accrued member distributions payable	3,358	3,260
Earn-out liabilities, at fair value	47,675	57,411
TRA liability (includes $8,584 and $8,785 at fair value, respectively)	30,553	25,724
Preferred stock tranche liability, at fair value	1,410	2,410
Operating lease liabilities	60,781	61,675
Debt, net of unamortized deferred financing cost	15,049	883
Deferred tax liability, net	9,571	9,697
Deferred income	317	—
Other liabilities, net	12,377	14,676
Total liabilities	$255,692	$301,659

Commitments and contingencies (Note 20)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 shares authorized, 168,934 shares issued and outstanding at March 31, 2026, 795,947 shares authorized, 168,934 issued and outstanding at December 31, 2025	170,993	168,934
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 shares authorized, 150,000 shares issued and outstanding at March 31, 2026, and 150,000 shares authorized, 150,000 issued and outstanding at December 31, 2025	181,216	176,904

Shareholders’ Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 109,799,384 and 103,330,156 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	10
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 40,873,767 and 44,188,561 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 and 0 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost: 1,300,341 and 0 shares as of March 31, 2026 and December 31, 2025, respectively	(5,691)	—
Additional paid-in capital	676,102	667,298
Retained earnings (accumulated deficit)	(410,311)	(418,015)
Accumulated other comprehensive income (loss)	6,395	4,975
Total AlTi Global, Inc. shareholders’ equity	618,714	600,106
Non-controlling interest in subsidiaries	263,810	274,683
Total shareholders’ equity	882,524	874,789
Total liabilities, mezzanine equity, and shareholders’ equity	$1,138,216	$1,176,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
Revenue
Management/advisory fees	$51,895	$44,775
Incentive fees	(89)	96
Distributions from investments	21,268	12,210
Other income/fees	31	6
Total revenue	73,105	57,087
Operating Expenses
Compensation and employee benefits	56,274	40,419
Systems, technology and telephone	4,406	5,322
Sales, distribution and marketing	969	604
Occupancy costs	2,928	3,532
Professional fees	9,052	9,118
Travel and entertainment	841	858
Depreciation and amortization	4,706	4,349
General, administrative and other	4,593	1,295
Total operating expenses	83,769	65,497
Total operating income (loss)	(10,664)	(8,410)
Other Income (Expenses)
Gain (loss) on investments	5,609	(4,354)
Gain (loss) on TRA	201	304
Gain (loss) on preferred stock tranche liability	1,000	2,540
Gain (loss) on earnout liabilities	9,581	12,583
Interest expense	(89)	(151)
Interest income	413	505
Other income (expense)	2,298	(603)
Income (loss) before taxes from continuing operations	8,349	2,414
Income tax (expense) benefit from continuing operations	41	1,623
Net income (loss) from continuing operations	8,390	4,037
Net income (loss) from discontinued operations, net of income tax	—	(6,919)
Net income (loss)	8,390	(2,882)
Net (loss) income attributed to non-controlling interests in subsidiaries from continuing operations	686	(4,792)
Net income (loss) attributable to AlTi Global, Inc.	$7,704	$1,910

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(Continued from the previous page)	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
Net Income (Loss) Per Share
Basic:
Continuing operations	$0.01	$0.02
Discontinued operations	—	$(0.07)

Diluted:
Continuing operations	$0.01	$(0.02)
Discontinued operations	—	$(0.07)

Weighted Average Shares of Class A Common Stock Outstanding
Basic
Continuing operations	105,021,861	94,883,803
Discontinued operations	—	94,883,803
Diluted:
Continuing operations	110,878,369	147,164,068
Discontinued operations	—	94,883,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
Net income (loss)	$8,390	$(2,882)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,765	3,249
Other comprehensive income (loss)	—	(24)
Total comprehensive income (loss)	10,155	343
Other gain (loss) attributed to non-controlling interests in subsidiaries	1,108	(3,953)
Comprehensive income (loss) attributable to AlTi Global, Inc.	$9,047	$4,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	168,934	168,934	150,000	176,904	103,330,155	$10	44,188,561	$—	$—	$667,298	$(418,015)	$4,975	$274,683	$874,789
Net income (loss)	—	—	—	—	—	—	—	—	—	—	7,704		686	8,390
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,286	479	1,765
Prior period tax true-ups	—	—	—	—	—	—	—	—	—	—		134	57	191
Preferred share accrued dividend	—	2,059	—	4,312	—	—	—	—	—	(6,371)	—	—	—	—
Share based compensation	—	—	—	—	3,154,435	—	—	—	—	8,111	—	—	—	8,111
TRA Exchange	—	—	—	—	3,314,794	—	(3,314,794)	—	—	7,064	—	—	(12,095)	(5,031)
Repurchase of shares	—	—	—	—	—	—	—	—	(5,691)	—	—	—	—	(5,691)
Balance at March 31, 2026	168,934	$170,993	150,000	$181,216	109,799,384	$10	40,873,767	$—	$(5,691)	$676,102	$(410,311)	$6,395	$263,810	$882,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock			Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2025	140,000	$142,858	150,000	$160,808	93,686,980	$9	46,138,876		$—	$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195
Net income (loss)	—	—	—	—	—	—	—		—	—	—	1,910	—	(4,792)	(2,882)
Currency translation adjustment	—	—	—	—	—	—	—		—	—	—	—	2,403	846	3,249
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	—	(17)	(7)	(24)
Tax allocation to equity holders	—	—	—	—	—	—	—		—	—	—	(2,092)	(58)	2,066	(84)
Sale of investment	—	—	—	—	—	—	—		—	—	—	—	—	234	234
Preferred share accrued dividend	—	1,760	—	3,953	2,413,060	—	—		—	—	(5,713)	—	—	—	—
Issuance of shares for business combination	—	—	—	—	—	—	—		—	—	1,298	—	—	—	1,298
Share based compensation	—	—	—	—	—	—	—		—	—	4,559	—	—	—	4,559
Repurchase of shares	—	—	—	—	—	—	—		—	(2,838)	—	—	—	—	(2,838)
TRA Exchange	—	—	—	—	1,028,652	—	(1,028,652)	—	—	—	1,587	—	—	(2,592)	(1,005)
Balance at March 31, 2025	140,000	$144,618	150,000	$164,761	97,128,692	$9	45,110,224		$—	$(2,838)	$654,588	$(296,743)	$759	$307,548	$972,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net income (loss)	$8,390	$(2,882)
Net income (loss) from discontinued operations, net of tax	—	(6,919)
Net income (loss) from continuing operations	8,390	4,037
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	4,706	4,349
Unrealized (gain) loss on investments	(5,609)	1,678
Realized (gain) loss on investments	—	2,525
Fair value (gain) loss on TRA	(201)	(304)
Fair value (gain) loss on earnout liability	(9,581)	(12,583)
Fair value gain (loss) on preferred stock tranche liability	(1,000)	(2,540)
Deferred income tax (benefit) expense	(1,445)	(1,942)
Equity-settled share-based payments	8,111	7,342
Forgiveness of debt shareholder loan	53	56
(Increase) decrease in fees receivable	31,133	(40)
(Increase) decrease in other assets	2,929	(2,022)
Operating cash flow from operating leases	69	874
Increase (decrease) in accounts payable and accrued expenses	(7,384)	(6,248)
Increase (decrease) in accrued compensation and profit sharing	(25,643)	(22,677)
Increase (decrease) in other liabilities	783	(2,861)
Net cash provided by (used in) operating activities from continuing operations	5,311	(30,356)
Cash Flows from Investing Activities
Purchases of investments	(10)	(26)
Sales of investments	10	170
Proceeds from Pointwise warehousing transaction	—	20,449
Loss on disposal of intangible assets	—	(9)
Purchases of fixed assets	—	(782)
Net cash provided by investing activities from continuing operations	—	19,802
Cash Flows from Financing Activities
Payments on term notes and lines of credit	(818)	—
Repurchase of common stock	(5,691)	(2,838)
Net cash used in financing activities from continuing operations	(6,509)	(2,838)
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities from discontinued operations	—	188
Net cash provided by (used in) investing activities from discontinued operations	—	115
Net cash provided by discontinued operations	—	303

Net increase (decrease) in cash and cash equivalents, including discontinued operations	(1,198)	(13,089)
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations	(245)	436
Cash and cash equivalents, including discontinued operations, at beginning of the period	41,158	65,494
Cash and cash equivalents, including discontinued operations, at end of the period	39,715	52,841
Cash and cash equivalents	$39,715	$52,841

Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$39,715	$51,611
Cash and cash equivalents included in Assets held for sale	—	1,230
Cash and cash equivalents, including cash in Assets held for sale	$39,715	$52,841

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$155	$199
Interest payments on term notes and lines of credit	$14	$—

AlTi Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1)Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
AlTi Global, Inc. (“AlTi” or the “Company”) is a global wealth and investment partner to families, foundations and institutions, helping clients activate capital with clarity, bring structure to complexity, and plan with purpose across borders and generations. AlTi combines the breadth of a global firm with the service offering of a family office to deliver solutions designed to meet the full complexity of wealth and capital.
The Company operates as one reportable segment.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial statements and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included and are of a normal and recurring nature. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes the Annual Report on Form 10-K for the year ended December 31, 2025.
Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies as described in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2025. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of investments included in billable AUM/AUA, which directly impacts revenue recognized each period; the fair values of earn-out liabilities and the valuation of the Tax Receivable Agreement liability, both of which directly impact net income (loss); the realizability of deferred tax assets; the assessment of impairment of goodwill and acquired intangible assets; and the valuation of equity-based compensation awards. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements - Adopted as of March 31, 2026
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326):    Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides all entities, when developing reasonable and supportable forecasts as part of estimating expected credit losses, the election of a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements - Not Yet Adopted as of March 31, 2026
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). ASU 2026-01 provides authoritative guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. The amendments require that paid-in-kind dividends be initially measured on the basis of the paid-in-kind dividend rate stated in the preferred stock agreement. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on its consolidated financial statements.

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
(2)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.
As of March 31, 2026 and December 31, 2025, restricted cash and cash equivalents amounted to $6.0 million and $7.0 million, respectively, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statements of Financial Position as of such dates. These amounts represent collateral held as well as the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
(3)Discontinued Operations
On July 11, 2025, the Company placed its International Real Estate Businesses under administration in accordance with the insolvency laws of England and Wales and the Administrators took control of each of them. The Company determined that it was appropriate to deconsolidate its International Real Estate Businesses resulting from the disposition of the Company’s controlling interest. The Company concluded that the transaction meets the criteria for discontinued operations as the disposal of the International Real Estate Businesses is a strategic shift that will have a significant effect on our operations and financial results.
As such, the assets and liabilities, results of operations and cash flows of the International Real Estate Businesses have been classified as discontinued operations for all periods presented in accordance with ASC

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
205-20, Discontinued Operations. As a result, the Company only has one reportable segment remaining. See Note 18 (Segment Reporting).
Upon deconsolidation, intercompany balances between the Company and the International Real Estate Businesses were recognized as third-party balances, which include receivables of $17.8 million, which were recorded in Other assets, and payables of $26.0 million, which were recorded in Accounts payable and accrued expenses, in the Condensed Consolidated Statements of Financial Position as part of continuing operations. Additionally, certain on-going services such as payroll, information technology, and other administrative support, in which the Company acts as a service provider will continue to be provided to the International Real Estate Businesses through the end of December 31, 2027 or earlier based on agreement with the Administrators. As part of the arrangement with the Administrators, these on-going services are recognized as payments against the third party Accounts payable balance. A total of $4.0 million, which includes on-going services of $1.3 million, were paid against the third party Accounts payable balance through December 31, 2025. As of December 31, 2025, the balance of the Other assets and Other payables amounted to $2.1 million and $22.0 million, respectively.
In connection with the administration of the International Real Estate Businesses, the Company and the Administrators have negotiated a settlement of outstanding intercompany balances between certain of our affiliates and the International Real Estate Businesses. On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement and concluding this matter. The settlement amount of £11.2 million ($15.0 million) will be paid in installments through November 2027. On March 19, 2026, the Company also entered into a transitional services agreement, pursuant to which it will provide certain administrative support services to the International Real Estate Businesses through December 31, 2027. The reimbursement for these services was part of the negotiated adjustments to the settlement amount. Upon the execution of the intercompany loan deed, the Company derecognized £3.4 million ($4.6 million) of payables and £1.5 million ($2.1 million) of receivables from the International Real Estate Businesses, resulting in a £1.9 million ($2.5 million) gain recognized within Other income (expense) in the Condensed Consolidated Statements of Operations. As of March 31, 2026, the outstanding balance of the settlement was £11.0 million ($14.5 million), which was recorded in Debt, net of unamortized deferred financing cost in the Condensed Consolidated Statements of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides a summary of net loss from discontinued operations, net of taxes:

For the Three Months Ended
(Dollars in Thousands)	March 31, 2025
Revenue
Management/advisory fees	$875
Other income/fees	1
Total revenue	876
Operating Expenses
Compensation and employee benefits	1,854
Systems, technology and telephone	227
Sales, distribution and marketing	79
Occupancy costs	234
Professional fees	1,833
Travel and entertainment	62
General, administrative and other	1,665
Total operating expenses	5,954
Total operating loss	(5,078)
Other Income (Expenses)
Loss on investments	(1,840)
Interest income	10
Loss before taxes	(6,908)
Income tax expense	(11)
Net loss from discontinued operations, net of income tax	$(6,919)
Cash flows related to the disposal of the International Real Estate Businesses are included in the discontinued operations section of the Condensed Consolidated Statements of Cash Flows for all periods presented.
(4)Business Combinations
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
The Kontora Acquisition met the requirements to be considered a business combination under ASC 805. The assets acquired and liabilities assumed from Kontora reflect the fair market values, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements as of the Kontora Acquisition Date.
The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. The contingent consideration was measured at fair value at the Kontora Acquisition Date and recorded within the Earn-out liabilities, at fair value line item in the Condensed Consolidated Statements of Financial Position. In addition to the contingent consideration, the Company may be required to make additional compensatory payments comprised of a combination of cash and equity at the Company’s option based on Kontora’s adjusted EBITDA. The total purchase consideration is summarized below:

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
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for Kontora as of the three months ended March 31, 2025. The unaudited supplemental pro forma financial information gives effect to the Kontora acquisition as if it had occurred on January 1, 2025.
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the acquisition had taken place on the first of the year in which Kontora was acquired, nor is it indicative of future results.

(Dollars in Thousands)	March 31, 2025
Total revenue	$62,401
Net income (loss)	$1,500
(5)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
Management/advisory fees	$51,895	$44,775
Incentive fees	(89)	96
Distributions from investments	21,268	12,210
Other fees/income	31	6
Total revenue	$73,105	$57,087

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Dollars in Thousands)	As of March 31, 2026	As of December 31, 2025
Management/advisory fees receivable
Beginning balance	$35,047	$28,896
Ending balance (1)	34,083	35,047

Incentive fees receivable
Beginning balance	$30,335	$1,324
Ending balance (2)	287	30,335

Other fees/income receivable
Beginning balance	$189	$—
Ending balance	—	189

Deferred management/advisory fees
Beginning balance	$—	$—
Ending balance	(317)	—
(1) As of March 31, 2026 and December 31, 2025, this amount includes $0.6 million and $0.6 million, respectively, in Management/advisory fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(2) As of March 31, 2026 and December 31, 2025, this amount includes $0.0 million and $9.0 million, respectively, in Incentive fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(6)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the Board under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 20,798,132, of which 3,157,641 remain available as of March 31, 2026. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.
The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of March 31, 2026, the Company has unrecognized equity-based compensation expense of $22.2 million, which is expected to be recognized over a weighted average period of 1.82 years.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the equity-based compensation award activity for the three months ended March 31, 2026, and March 31, 2025:

	March 31, 2026		March 31, 2025
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	11,428,887	$4.23	6,216,514	$4.86
Restricted common stock granted	2,820,485	4.05	2,772,576	3.45
Restricted common stock forfeited	(5,149)	3.86	(18,269)	4.76
Restricted common stock vested	(3,087,256)	4.21	(2,032,623)	4.60
Restricted common stock awards outstanding at end of period	11,156,967	$4.19	6,938,198	$4.38

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
RSUs	$7,838	$3,382
PRSUs	600	1,396
Acquisition-related	665	1,517
Revenue share	120	271
Deferred compensation	1,795	870
Accrued compensation	2,619	—
Total	$13,638	$7,436
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
tax basis and state impact of the Umbrella Partnership and its underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns.

The Company had an effective tax rate of (0.5)% and 35.9% for the three months ended March 31, 2026 and March 31, 2025, respectively. The effective tax rates were calculated using an Annual Effective Tax Rate approach. The book income related to fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to noncontrolling interests, state and local taxes, and the impact of a full valuation allowance on many of the Company’s deferred tax assets, including those generated at the Company, in certain of the Company’s U.S. and non-U.S. subsidiaries, and its investment in Umbrella.

The Company regularly evaluates the realizability of its deferred tax asset and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. As of March 31, 2026, the Company has recorded a full valuation allowance of $67.3 million against its deferred tax assets, including those generated by its subsidiaries in the U.S. and U.K. and its investment in Umbrella. The key factor for providing a full valuation allowance was our 3-year cumulative operating losses. Once the Company begins generating profits, we will re-evaluate whether a full valuation allowance remains appropriate or if the allowance should be reduced. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.

The Company is currently under examination by the New York City UBT for the years ended December 2020 and 2021. We do not believe that there is material exposure in connection with the examination. As of March 31, 2026, the Company has evaluated its tax filing positions and assessed no change to the reserve of $0.2 million unrecognized tax benefits.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s financial instruments measured at fair value in the Condensed Consolidated Statements of Financial Position as of March 31, 2026, and December 31, 2025, have been categorized based on the fair value hierarchy as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$38	$—	$—	$38
Exchange-traded funds and BDC funds	37	—	—	37
Investments – External Strategic Managers	—	—	148,568	148,568
Investments – Affiliated Funds (1)	—	—	—	1,092
Other	6	—	—	6
Total	$81	$—	$148,568	$149,741

Liabilities:
Preferred stock tranche liability	$—	$—	$1,410	$1,410
Earn-out liabilities	—	—	47,675	47,675
TRA liability (2)	—	—	8,584	8,584
Derivative liability	$—	$—	$57,669	$57,669

	As of December 31, 2025
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$42	$—	$—	$42
Exchange-traded funds and BDC funds	35	—	—	35
Investments – External Strategic Managers	—	—	142,976	142,976
Investments – Affiliated Funds (1)	—	—	—	1,080
Other	6	57	—	63
Total	$83	$57	$142,976	$144,196

Liabilities:
Preferred stock tranche liability	$—	$—	$2,410	$2,410
Earn-out liabilities	—	—	57,411	57,411
TRA liability (2)	—	—	8,785	8,785
Total	$—	$—	$68,606	$68,606
(1) Investments in Affiliated Funds are measured at fair value using the NAV (or its equivalent) practical expedient. The Company’s investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment company as reported and without adjustment. The Company does not have any commitments to the Affiliated Funds and redemptions are permitted on a monthly basis and require 30 days’ notice. The strategies of the Affiliated Funds primarily focus on near-dated, hard catalyst events that typically involve hostile deals, proposals, minority interest buy-ins, leverage buyouts, activism, spin-offs, recapitalizations, and agreed upon deals. The investments held in the Affiliated Funds are primarily highly liquid and marketable securities. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Statements of Financial Position.
(2) The Company carries a portion of its TRA liability at fair value equal to the expected future payments under the TRA.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Level 3 Rollforwards
The following table sets forth a summary of changes in the fair value of Level 3 financial instruments during the three months ended March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(Dollars in Thousands)	Beginning balance	Issuances	Settlements	Net (gains) losses (1)	Other comprehensive loss	Ending balance
Assets:
Investments – External Strategic Managers	$142,976	—	—	5,592	—	$148,568

Liabilities:
Preferred stock tranche liability	$2,410	—	—	(1,000)	—	$1,410
Business combination earn-out liability	$15,268	—	—	(10,193)	—	$5,075
EEA earn-out liability	$25,259	—	—	1,067	—	$26,326
Envoi earn-out consideration liability	$8,220	—	—	(420)	—	$7,800
Envoi earn-out growth consideration liability	$1,620	—	—	(170)	—	$1,450
Kontora earn-out liability	$7,044	—	—	135	(155)	$7,024
TRA liability	$8,785	—	—	(201)	—	$8,584

	As of December 31, 2025
(Dollars in Thousands)	Beginning balance	Issuances	Settlements	Net (gains) losses (1)	Other comprehensive income	Ending balance
Assets:
Investments – External Strategic Managers	$147,568	—	—	(4,592)	—	$142,976

Liabilities:
Preferred stock tranche liability	$3,940	—	—	(1,530)	—	$2,410
Business combination earn-out liability	$23,848	—	—	(8,580)	—	$15,268
EEA earn-out liability	$29,871	—	(7,387)	2,775	—	$25,259
Envoi earn-out consideration liability	$9,600	—	(2,953)	1,573	—	$8,220
Envoi earn-out growth consideration liability	$1,320	—	—	300	—	$1,620
Kontora earn-out liability	$—	5,743	—	1,059	242	$7,044
TRA liability	$9,378	—	—	(593)	—	$8,785
(1) Realized and unrealized gains/(losses) on Investments - External Strategic Managers, Preferred stock tranche liability, earn-out liabilities and TRA liability are recorded in Gain (loss) on investments, Gain (loss) on preferred stock tranche liability, Gain (loss) on earnout liabilities, and Gain (loss) on TRA, respectively, in the Condensed Consolidated Statements of Operations.
During the periods ended March 31, 2026 and December 31, 2025, there were no transfers from Level 3 to Level 1.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of March 31, 2026

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$148,568	Discounted Cash Flow	Discount rate	17.0% -30.0%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$8,584	Monte Carlo	Volatility	60.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	11.6% - 12.8%	Lower
			Equity risk premium	5.5% - 13.2%	Lower
Business Combination earn-out liability	$5,075	Monte Carlo	Volatility	60.0%	Higher
			Risk-free rate	3.8%	Higher
EEA earn-out liability	$26,326	Discounted Cash Flow	EBITDA Discount Rate	14.3%	Lower
			Risk-free rate	3.8%	Lower
			Credit spread	10.4%	Lower
Envoi earn-out consideration liability	$7,800	Discounted Cash Flow	Revenue risk-adjusted discount rate	11.5%	Lower
			Risk-free rate	3.7%	Lower
			Credit spread	10.1%	Lower
Envoi earn-out growth consideration liability	$1,450	Monte Carlo	Metric volatility	39.0%	Lower
			Risk-free rate	3.7%	Lower
			Revenue discount rate	11.5%	Lower
			Credit Risk Adjusted Discount Rate	13.8%	Lower
Kontora earn-out liability	$7,024	Discounted Cash Flow	Discount rate	11.0%	Lower
Preferred stock tranche liability	$1,410	Binomial lattice model	Volatility	52.5%	Lower
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.9%	Lower
			Credit spread	10.4%	Lower

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of December 31, 2025

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$142,976	Discounted Cash Flow	Discount rate	17.0% -30%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$8,785	Monte Carlo	Volatility	55.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	10.6% - 11.9%	Lower
			Equity risk premium	5.8% - 13.2%	Lower
Business Combination earn-out liability	$15,268	Monte Carlo	Volatility	65.0%	Higher
			Risk-free rate	3.5%	Higher
EEA earn-out liability	$25,259	Discounted Cash Flow	EBITDA Discount Rate	14.6%	Lower
			Risk-free rate	3.5%	Lower
			Credit spread	9.3%	Lower
Envoi earn-out consideration liability	$8,220	Discounted Cash Flow	Revenue risk-adjusted discount rate	11.0%	Lower
			Risk-free rate	3.4%	Lower
			Credit spread	9.1%	Lower
Envoi earn-out growth consideration liability	$1,620	Monte Carlo	Metric volatility	29.0%	Lower
			Risk-free rate	3.4%	Lower
			Revenue discount rate	11.0%	Lower
			Credit Risk Adjusted Discount Rate	12.5%	Lower
Kontora earn-out liability	$7,044	Discounted Cash Flow	Discount rate	11.7%	Lower

Preferred stock tranche liability	$2,410	Binomial lattice model	Volatility	47.5%	Lower
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.8%	Lower
			Credit spread	9.3%	Lower
The carrying value of financial instruments not measured at fair value, which consists primarily of cash and restricted cash, approximates fair value.
The Company measures certain assets and liabilities at fair value on a non-recurring basis, such as assets acquired and liabilities assumed in a business combination.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9)     Equity Method Investments
As of March 31, 2026 and December 31, 2025, the Company had $0.1 million and $0.1 million, respectively, of equity method investments recorded within Equity method investments on the Condensed Consolidated Statements of Financial Position. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.
The Company recognized no impairment for three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recognized impairment of $1.7 million on its equity method investments within Gain (loss) on investments in the Condensed Consolidated Statements of Operations. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. The Company assesses indicators of impairment every quarter utilizing a number of factors, including market conditions. For the three months ended March 31, 2025, the Company recognized $0.2 million of impairment to these assets.
(10)    Investments
The Company’s investments include Investments at fair value and Equity method investments.
Investments at fair value consist of investments for which the fair value option has been elected. The primary reasons for electing the fair value option are to:
•reflect economic events in earnings on a timely basis;
•mitigate volatility in earnings from using different measurement attributes; and
•address simplification and cost-benefit considerations
Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition or at other eligible election dates. Changes in the fair value of such instruments are recognized in Gain (loss) on investments in the Condensed Consolidated Statements of Operations.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Cost and Fair Value of Investments as of March 31, 2026 and December 31, 2025 are presented below:

	As of March 31, 2026		As of December 31, 2025
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$35	$38	$38	$42
Exchange-traded funds and BDC funds	21	37	17	35
TIG Arbitrage Associates Master Fund	482	570	482	566
TIG Arbitrage Enhanced Master Fund	179	368	179	362
Arkkan Opportunities Feeder Fund	111	154	111	152
Arkkan Capital Management Limited	20,062	19,510	20,062	19,543
Zebedee Asset Management	68,913	99,912	68,913	93,716
Romspen Investment Corporation	72,523	29,146	72,523	29,717
Other	6	6	55	63
Total Investments at fair value	$162,332	$149,741	$162,380	$144,196

Equity method investments:	Cost	Carrying Value	Cost	Carrying Value
Wealth management - investment advisory	$140	$140	$138	$138
Total Equity method investments	140	140	138	138

Total	$162,472	$149,881	$162,518	$144,334

The breakdown of realized and unrealized gains (losses) on Investments at fair value for the relevant periods, which are recorded in Gain (loss) on investments in the Condensed Consolidated Statements of Operations, are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
Gains (Losses) on Investments at fair value:
Realized gains (losses)	$2	$—
Unrealized gains (losses)	5,607	(4,334)
Total gains (losses) on Investments at fair value	$5,609	$(4,334)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11)    Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statements of Financial Position.

	As of March 31, 2026
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	22.1	$289,778	$(36,886)	$252,892
Trade names	9.4	12,235	(4,177)	8,058
License	15	4,444	(271)	4,173
Acquired internally developed software	5	700	(520)	180
Other intangible asset	2	680	(669)	11
Total amortized intangible assets		307,837	(42,523)	265,314
Non-amortized intangible assets (1)
Other intangible asset		4	—	4
Investment management agreements		166,000	—	166,000
Total non-amortized intangible assets		166,004	—	166,004

Total intangible assets		$473,841	$(42,523)	$431,318

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products and other intangible assets related to domain names and other software, for which there is no contractual termination date.
(2) During the three months March 31, 2026, gross carrying amounts related to the Company’s intangible assets include foreign currency translation differences of $(0.7) million.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2025
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Impairment/Disposals	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	22.0	$290,419	$—	$(33,235)	$257,184
Trade names	9.3	12,238	—	(3,828)	8,410
License	15.0	4,535	—	(195)	4,340
Acquired internally developed software	5.0	1,300	(600)	(505)	195
Other intangible asset	1.5	680	—	(656)	24
Total amortized intangible assets		309,172	(600)	(38,419)	270,153
Non-amortized intangible assets (1)
Other intangible assets		4	—	—	4
Investment management agreements (3)		201,000	(35,000)	—	166,000
Total non-amortized intangible assets		201,004	(35,000)	—	166,004

Total intangible assets		$510,176	$(35,600)	$(38,419)	$436,157
(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products and other intangible assets related to domain names and other software, for which there is no contractual termination date.
(2) During the year ended December 31, 2025, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $14.8 million and purchase price adjustments of $(0.7) million (see Note 4 (Business Combinations)) related to the Kontora Acquisition, as well as foreign currency translation differences of $4.1 million.
(3) During the quarter ended September 30, 2025, the Company recognized an impairment of $35.0 million related to TIG’s Investment Management Agreement (“IMA”), which is classified as an indefinite-lived intangible asset. Drivers of the impairment for the IMA include the financial projections and discount rate.
Amortization expense of $4.1 million and $3.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively, was recognized.
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of March 31, 2026
2026	$12,280
2027	16,367
2028	16,320
2029	16,044
2030 and beyond	204,303
Total	$265,314

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12)    Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Condensed Consolidated Statements of Financial Position.

(Dollars in Thousands)	As of March 31, 2026	As of December 31, 2025
Fixed assets, net:
Leasehold improvements	$18,731	$18,705
Office equipment and furniture	5,809	5,653
Foreign currency translation adjustment	189	184
Accumulated depreciation	(7,449)	(6,852)
Fixed assets, net	17,280	17,690
Accrued income	15,108	18,409
Prepaid expenses	10,370	8,268
Sundry receivables	4,724	4,908
Other receivables	2,779	2,683
Third party receivables related to IRE	—	2,082
Other assets	2,367	2,406
Other assets, net (1)	$52,628	$56,446

(1) As of March 31, 2026 and December 31, 2025, these amounts include $0.2 million and $0.2 million, respectively, in receivables due from related parties. See Note 17 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Condensed Consolidated Statements of Financial Position.

(Dollars in Thousands)	As of March 31, 2026	As of December 31, 2025
Payroll taxes	1,162	1,754
Payroll	1,522	869
Corporation tax payable	2,347	2,532
Accrued legal	4,332	4,496
Other (1)	3,014	5,025
Other Liabilities, net (2)	$12,377	$14,676
(1) The other category is comprised primarily of miscellaneous payables and provisions.
(2) As of March 31, 2026 and December 31, 2025, these amounts include $0.8 million and $0.7 million, respectively, in liabilities due to related parties.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13)    Leases
The Company primarily has non-cancellable operating leases for office spaces across various countries. We categorize leases as either operating or finance leases at the commencement date of the respective lease.
The components of lease costs are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
Operating lease expense	$2,389	$3,212
Variable lease expense	501	620
Short-term lease expense	22	45
Total lease expense (1)	$2,912	$3,877
(1) These amounts include $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively, in operating lease expense from related parties. See Note 17 (Related Party Transactions) for further details.
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2026	March 31, 2025
Operating cash flow information:
Cash outflows - operating leases (1)	$2,399	$1,879
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$702	$680
(1) These amounts include $0.1 million and $0.1 million, for the three months ended March 31, 2026 and March 31, 2025, respectively, in cash outflows related to operating leases from related parties. See Note 17 (Related Party Transactions) for further details.
Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease term	11.26	11.38
Weighted-average discount rate	6.33%	6.31%
Future minimum lease payments for the Company’s operating leases as of March 31, 2026, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
2026	$6,353
2027	9,028
2028	8,484
2029	7,204
2030	6,442
2031 and beyond	49,603
Total lease payments	87,114
Less: Imputed interest	26,333
Present value of lease liabilities	$60,781

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14)    Goodwill
The following table provides a reconciliation of Goodwill reported on the Condensed Consolidated Statements of Financial Position as of March 31, 2026 and December 31, 2025, respectively.

(Dollars in Thousands)	As of March 31, 2026	As of December 31, 2025

Beginning Balance	$385,966	$377,842
Goodwill recognized in connection with acquisitions	—	542
Measurement period adjustments	—	439
Currency translation and other adjustments	(1,380)	7,143
Ending Balance	$384,586	$385,966
The Company recognized no impairment to goodwill for the periods presented.

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
(15)    Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value	Debt Outstanding	Net Carrying Value (1)	Fair Value
Administrators Term Loan	$14,510	$14,639	$14,639	$—	$—	$—
Kontora Credit Facility
Term Loan	410	410	410	503	503	503
Revolving Line of Credit	—	—	—	380	380	380
Total Debt	$14,920	$15,049	$15,049	$883	$883	$883
(1) The carrying value of the Term Loans and Revolving Line of Credit approximates fair value as of March 31, 2026 and December 31, 2025.

Administrators Term Loan
On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement. The settlement amount of £11.2 million ($15.0 million) is noninterest bearing and paid in installments through November 2027. As of March 31, 2026, the outstanding balance of the settlement was $14.5 million. See Note 3 Discontinued Operations for further details.
Kontora Credit Facility
On April 30, 2025, the Company acquired Kontora. See Note 4 (Business Combinations). At the acquisition date, Kontora had a term loan with HypoVereinsbank. The term loan is repayable in fixed quarterly installments of $0.1 million plus interest, with the final payment due on June 30, 2027. The term loan bears interest at 6.7% per annum which is payable quarterly. Throughout the period of the loan Kontora Family Office GmbH, as a

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
standalone entity, is required to maintain economic equity of the higher of $1.8 million or 30% of the total assets of this standalone entity.
At the acquisition date, Kontora also had a revolving line of credit, which expires on July 25, 2029, with an aggregate borrowing facility of $0.9 million with HypoVereinsbank. The revolving line of credit bears interest at 3-month EURIBOR plus 7.15% on funded amounts and a commitment fee of 0.75% on unfunded amounts. The funded amounts bear no restrictions on its use.
Contractual maturities of the Administrators Term Loan and Term Loan as of March 31, 2026, are set out in the table below:

(Dollars in Thousands)	Administrators Term Loan	Kontora Term Loan	Aggregate Maturities
2026	$8,145	$246	$8,391
2027	6,365	164	6,529
Total	$14,510	$410	$14,920
Allianz Tranche Right
The Company issued the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at the stated price for $18.5 million. As of March 31, 2026 and December 31, 2025, the Allianz Tranche Right of $1.4 million and $2.4 million, respectively, is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statements of Financial Position. For the three months ended March 31, 2026 and March 31, 2025, the change in fair value of the Allianz Tranche Right is $1.0 million and $2.5 million, respectively, which is recorded in the line item Gain (loss) on preferred stock liability in the Condensed Consolidated Statements of Operations.
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

(Dollars in Thousands)	For the Three Months Ended
	March 31, 2026	March 31, 2025
Plan Contributions	$1,066	$904
As of March 31, 2026 $1.7 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(17)    Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Condensed Consolidated Balance Sheet Line Item	As of March 31, 2026	As of December 31, 2025
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members (1)	Other assets	$170	$223
Due from Equity Method Investees (2)	Other assets	$30	$22
Due from TIG related fee arrangements	Fees receivable, net	$652	$9,535

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members (3)	Accrued member distribution payable	$(3,358)	$(3,260)
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements (4) (5)	TRA liability	$(30,553)	$(25,724)
Due to certain employees (6)	Other liabilities	$(816)	$(747)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out (4) (5)	Earn-out liabilities, at fair value	$(5,075)	$(15,268)
EEA earn-out liability (4) (5)	Earn-out liabilities, at fair value	$(26,326)	$(25,259)
Envoi earn-out consideration liability (4) (5)	Earn-out liabilities, at fair value	$(7,800)	$(8,220)
Envoi earn-out growth consideration liability (4) (5)	Earn-out liabilities, at fair value	$(1,450)	$(1,620)
Kontora earn-out liability (4) (5)	Earn-out liabilities, at fair value	$(7,024)	$(7,044)
Preferred stock tranche liability (5)	Preferred stock tranche liability	$(1,410)	$(2,410)
Office lease liability (7)	Operating lease liabilities	$(1,111)	$(1,215)

Mezzanine Equity
Series A Preferred Stock (8)	Series A Redeemable Cumulative Convertible Preferred Stock	$170,993	$168,934
Series C Preferred Stock (8)	Series C Redeemable Cumulative Convertible Preferred Stock	$181,216	$176,904

Shareholders’ Equity
Allianz Warrants, net of issuance costs (8)	Additional paid-in capital	$6,591	$6,591
Constellation Warrants, net of issuance costs (8)	Additional paid-in capital	$3,003	$3,003
(1) Certain TWMH Members hold promissory notes bearing interest at 3.25% per annum, subject to annual forgiveness provisions contingent on continued employment. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $53 thousand and $56 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Condensed Consolidated Statements of Operations.
(2) Represents receivables related to loans, fees, and expenses due from equity method investees. See Note 9 (Equity Method Investments) for further detail on the nature of these relationships.
(3) Represents accrued member distributions payable to certain TWMH Members, TIG GP Members, and TIG MGMT Members issued in connection with the Business Combination.
(4) See Note 20 Commitments and Contingencies for a description of the nature and terms of the TRA and each earn-out arrangement.
(5) See Note 8 Fair Value Disclosures for current period activity, ending balances, and valuation methodologies.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) Represents a Vendor Loan Note issued in connection with a share buyback transaction by a senior executive of the Company. The Company expects the loan to be settled in mid-2026.
(7) See Note 13 Leases for further detail on the Company’s related party lease arrangement. The Company leases office space in Singapore from a related party. For the three months ended March 31, 2026 and March 31, 2025, the Company recorded lease expense related to this lease of $0.1 million and $0.1 million, respectively.
(8) The Company has issued Series A Preferred Stock to Allianz and Series C Preferred Stock to Constellation, each classified as mezzanine equity. As of March 31, 2026, the Series A and Series C Preferred Stock outstanding were 168,934 and 150,000 shares, respectively. See Note 21 Equity for further detail on warrant classification.
(18)    Segment Reporting
Prior to the third quarter ended September 30, 2025, the Company was organized into two reportable segments: Wealth & Capital Solutions and International Real Estate. On July 11, 2025, the Board approved a plan to appoint administrators over the International Real Estate Businesses. See Note 3 (Discontinued Operations) for further information. As such, during the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment, and is now organized as one reportable segment as of March 31, 2026.
Our chief operating decision maker (“CODM”), currently, our Interim Chief Executive Officer, assesses the Company’s performance and allocation of resources based on Net income (loss) from continuing operations, as reported in the Condensed Consolidated Statements of Operations, to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures and whether to invest in certain products or services, and expense management.
Expenses
The expense categories that are regularly reviewed by the CODM are presented in the Company's Condensed Consolidated Statements of Operations. Items regularly reviewed consist of non-compensation expenses, such as professional fees, sales, distribution and marketing, travel and entertainment, systems, technology and telephone, occupancy costs and general, administrative, and other.
(19)     Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the Three Months Ended
	March 31, 2026		March 31, 2025
	Basic	Diluted	Basic	Diluted
Class A Common Stock	Included	Included	Included	Included
Class B Common Stock (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Series C Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Allianz Tranche Right(3)	Excluded	If-converted method	Excluded	If-converted method
Allianz Warrants(4)	Excluded	Treasury stock method	Excluded	Treasury stock method
Constellation Warrants(4)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(5)	Excluded	Treasury stock method	Excluded	Treasury stock method
PW Deferred Consideration Shares(6)	—	—	Included	Included
Acquisition-Related Awards(7)	Excluded	Included	Excluded	Included
Unvested RSUs(8)	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (8)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for instruments related to the Company’s Business Combination and Envoi earn-out liability includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into shares of Class A Common Stock as of the beginning of the period. During the three months ended March 31, 2026 and 2025, Class B shares totaling 3,314,794 and 1,028,652, respectively, were converted into Class A Common Stock.
(2) The Company issued shares of Series A and C Preferred Stock in addition to warrants for shares of Class A Common Stock. Both Series A and C Preferred Stock are entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three months ended March 31, 2026 and 2025, the shares of Series A and C Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(3) The Allianz Tranche Right grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Stock at an aggregate purchase price of up to $50 million. Any additional shares of Series A Preferred Stock issued to Allianz will abide under the same conditions and terms as under the Investment. The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in the calculation of diluted earnings per share if the right has been exercised within the reporting period. As of the current quarter ended March 31, 2026, an additional 18,471 shares under the Allianz Tranche Right were issued; however, these shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(4) As mentioned in footnotes 2 above, the Company issued shares of Series A and C Preferred Stock in addition to warrants for Class A Shares to Allianz and Constellation. The warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the warrants are classified as a component of equity and can be exercised in exchange for Class A Shares, the treasury stock method is used to calculate diluted earnings per share. For the three months ended March 31, 2026 and

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2025, the warrants were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(5) Earn-Out Shares are the portion of estimated contingent consideration related to the Business Combination, EEA earn-out liability, and Envoi growth-consideration liability that could be paid out in Class A Common Stock. Earn-Out shares are excluded from the calculation of basic earnings per share if the contingency has not been resolved as of the current reporting period.
The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. For the three months ended March 31, 2026, all Earn-Out shares were excluded from the calculation of diluted earnings per share as their effects were determined to be anti-dilutive. For the three months ended March 31, 2025, the Earn-Out shares related to EEA and Envoi were included in dilutive earnings per share, while those related to the Business Combination were excluded as the effects were determined to be anti-dilutive.
(6) PW Deferred Consideration Shares relate to the portion of deferred consideration payable in Class A Common Stock upon meeting certain revenue thresholds related to our PW acquisition. During the quarter ended March 31, 2025, the PW Deferred Consideration Shares were issued to the sellers and are included in the Company’s basic earnings per share. As of March 31, 2025, there were no further contingent shares outstanding related to the PW Deferred Consideration Shares. Refer to Note 4 (Business Combinations) for further details.
(7) Acquisition-Related Awards include EEA Equity Awards, Envoi Equity Awards, Singapore Equity Awards and Kontora Earn-Ins. Certain compensatory awards related to the PW acquisition (the “PW Equity Awards”) were reclassified to be paid out fully in cash rather than equity during the quarter ended March 31, 2025. As such, the PW Equity Awards were excluded from the Company’s earnings per share calculations.
Service periods related to the Acquisition-Related Awards had not been completed as of the three months ended March 31, 2026 and therefore such shares were excluded from the calculation of basic earnings per share.
For diluted earnings per share, a contingency that is based on solely on service vesting (i.e., the passage of time) is considered resolved in the current reporting, and the shares are included in the calculation of diluted earnings per share in the current reporting period. The Envoi Equity Awards represent a defined percentage of Envoi growth-consideration Earn-Out Shares allocated to certain employees and are therefore initially contingent on the achievement of the Earn-out Share conditions.
For the three months ended March 31, 2026, the Acquisition-Related Awards, excluding Envoi Equity Awards, are included in the diluted earnings. For the three months ended March 31, 2025, the Acquisition-Related Awards were excluded because their effects were determined to be anti-dilutive. These awards included the PW Equity Awards and Holbein Earn-Ins through the quarters ended March 31, 2025 and June 30, 2025, respectively. Refer to Note 6 (Equity-Based Compensation) for additional details for the Acquisition-Related Awards.
(8) RSUs vest over the required service period, and PRSUs vest based on both a market condition and a required service period. As such, unvested RSUs and PRSUs are excluded from the calculation of basic earnings per share.
The treasury stock method is applied for calculating the dilutive effects of share-based payment awards. For the three months ended March 31, 2026 and March 31, 2025, unvested RSUs and PRSUs were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. See Note 6 (Equity-Based Compensation) for additional details.

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

	For the Three Months Ended
(Dollars in Thousands, except share data)	March 31, 2026	March 31, 2025
Numerator:
Net income (loss) from continuing operations	$8,390	$4,037
Net income (loss) attributable to noncontrolling interests in subsidiaries from continuing operations	686	(4,792)
Net income (loss) attributable to AlTi Global Inc	$7,704	$8,829
Less: Preferred stock dividends	(6,371)	(5,661)
Less: Undistributed earnings allocated to participating securities	(596)	(1,510)
Income (loss) from continuing operations available to Class A shareholders - basic	$737	$1,658
Dilutive effect of Class B Common Stock	—	(4,792)
Dilutive effect of Earn-Out Shares	—	(343)
Income (loss) from continuing operations available to Class A shareholders - diluted	$737	$(3,477)

Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic	105,021,861	94,883,803
Dilutive effect of Class B Common Stock	—	49,069,963
Dilutive effect of Earn-Out Shares	—	3,210,302
Dilutive effect of Stock Awards	3,778,975	—
Dilutive effect of Acquisition-Related Awards	2,077,533	—
Weighted-average shares of Class A Common Stock outstanding - diluted	110,878,369	147,164,068
Income (loss) from continuing operations per Class A Common Stock - basic	$0.01	$0.02
Income (loss) from continuing operations per Class A Common Stock - diluted	$0.01	$(0.02)
The following table summarizes the securities that were anti-dilutive for the periods presented. As a result, these securities were excluded from the computation of diluted earnings per share for the periods presented:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Class B Common Stock and Class B Units	46,256,309	—
Allianz and Constellation Warrants	7,000,000	7,000,000
Preferred Stock	40,483,820	35,556,939
Earn-Out Shares	15,359,014	10,825,746
Acquisition-Related Awards	264,380	2,418,340
Stock Awards	—	3,624,166

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of March 31, 2026 and December 31, 2025, the liability associated with the TRA was approximately $30.6 million and $25.7 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of March 31, 2026 and December 31, 2025, the Company carried $8.6 million and $8.8 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
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
As of March 31, 2026, holders of Class B Units have exchanged a total of 14,159,194 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.21 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of March 31, 2026, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $30.6 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings.
The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of March 31, 2026 and December 31, 2025, the fair value of the earn-out shares was $5.1 million and $15.3 million, respectively, is reported in Earn-out liabilities, at fair value, in the Consolidated Statements of Financial Position.
EEA Earn-out Liability
On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of March 31, 2026 and December 31, 2025, the EEA earn-out liability of $26.3 million and $25.3 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
Pointwise Deferred Consideration
On May 9, 2024, AlTi acquired the remaining 50% of the issued and outstanding ownership and membership interest of PW, increasing its interest from 50% to 100%. The PW Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration was $8.0 million. The total purchase consideration transferred includes cash consideration, equity consideration and estimated deferred consideration of $3.3 million. The deferred consideration was paid during the three months ended March 31, 2025, in cash and equity totaling $3.4 million.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Envoi Earn-out Liability
On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of March 31, 2026 and December 31, 2025, the Envoi earn-out consideration liability of $7.8 million and $8.2 million, respectively, and the Envoi earn-out growth consideration liability of $1.5 million and $1.6 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, which is payable in cash and tied to certain revenue streams acquired in the Kontora Acquisition. Amounts will become payable annually between the closing date and December 31, 2035. The Kontora earn-out liability of $7.0 million and $7.0 million, as of March 31, 2026 and December 31, 2025, respectively, is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
Letter of Credit
On December 19, 2024, the Company entered into a letter of credit (the “Facility Agreement”) with BMO Harris Bank N.A. for the purpose of issuing instruments under this Facility Agreement through December 19, 2025 (the “Termination Date”). The Company will deposit a cash collateral equal to 102% of the amount of each instrument issued. The aggregate outstanding face amount of all issued instruments shall not exceed $5.0 million and shall have an expiry date of no later than one year from the Termination Date. Upon an issuance, the Company will pay a commitment fee equal to (i) the actual daily amount of the unused commitment, multiplied by (ii) 0.3% (the “Commitment Fee”). The Commitment Fee shall be calculated on the basis of a year of 365 days and shall be payable quarterly in arrears on the last day of each fiscal quarter. As of both March 31, 2026 and December 31, 2025, the Company has existing letters of credit in the amount of $2.6 million and $3.4 million, respectively, under the Facility Agreement.
Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of March 31, 2026 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial position, or cash flows.
On July 11, 2025, after conducting the previously announced strategic review of the International Real Estate Businesses, the Company approved the appointment of the Administrators for the International Real Estate Businesses. Potential litigation related to that business, including Home REIT and HLIF below, will be dealt with as appropriate by the Administrators.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
For the three months ended March 31, 2026, a provision of $3.6 million has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
International Real Estate Businesses
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
(21)    Equity
Class A Common Stock
As of March 31, 2026 and December 31, 2025, there were 109,799,384 and 103,330,156, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both March 31, 2026 and December 31, 2025. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of March 31, 2026 and December 31, 2025, there were 40,873,767 and 44,188,561, respectively, shares of Class B Common Stock outstanding.
Treasury Stock
From time to time, the Company may repurchase common shares related to its equity-based compensation award programs. During the first quarter ended March 31, 2026 the Company reissued, from Treasury Stock, 1,300,341 shares of Class A Common Stock which were repurchased and classified as Treasury Stock on the Condensed Consolidated Statements of Financial Position, in the amount of $5.7 million. Treasury Stock was recorded at cost, representing the market price on the repurchase date, and was accounted for as a reduction of Additional Paid-in Capital.
Series A Preferred Stock
As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statements of Financial Position as they are not mandatorily redeemable as of March 31, 2026. As of March 31, 2026, the Series A Preferred Stock totals 168,934 shares, which is inclusive of dividends paid in kind.
Series C Preferred Stock
In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statements of Financial Position as they are not mandatorily redeemable as of March 31, 2026.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Allianz and Constellation Warrants
In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that the warrants are derivatives that meet the equity classification criteria. As of both March 31, 2026 and December 31, 2025, the Constellation and Allianz Warrants of $9.6 million are recorded as a component of equity net of issuance costs in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statements of Financial Position.
(22)     Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to March 31, 2026 that require adjustment to or disclosure in the condensed consolidated financial statements, except as noted below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ALTI GLOBAL, INC.
In this section, unless the context otherwise requires, references to “AlTi,” “we,” “us,” and “our” are intended to mean the business and operations of AlTi and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of AlTi and should be read in conjunction with the condensed consolidated unaudited financial statements and the related notes included in this Quarterly Report.
Amounts and percentages presented throughout our discussion and analysis of the financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.
Our Business
AlTi is a global wealth and investment partner to families, foundations and institutions, helping clients activate capital with clarity, bring structure to complexity, and plan with purpose across borders and generations. AlTi combines the breadth of a global firm with the service offering of a family office to deliver solutions designed to meet the full complexity of wealth and capital. We manage or advise approximately $90.1 billion in combined assets as of March 31, 2026. We have approximately 490 professionals operating in 19 cities in 9 countries across three continents as of March 31, 2026. We provide holistic solutions for our UHNW and institutional clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.
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
Wealth and institutional clients in certain jurisdictions may also pay performance or incentive fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.
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
During the first quarter of 2026, global equity markets were marked by elevated volatility and changing performance patterns across asset classes, following a strong start to the year. Major equity indices reached or approached highs in January, but sentiment deteriorated later in the quarter amid rising geopolitical tensions and higher energy prices. In the U.S., equity markets ended modestly lower, with the S&P 500 declining approximately 4% and the Nasdaq Composite posting similar losses, largely driven by weakness in large-cap technology stocks. In contrast, international and value-oriented markets demonstrated relative resilience, aided by commodity exposure and rotation away from growth, with emerging markets outperforming developed markets during the period.
The U.S. economic backdrop showed signs of deceleration toward the end of 2025. According to the updated estimate from the Bureau of Economic Analysis, the relevant data remains pending.
Inflation remained above the Federal Reserve’s long‑term target and showed renewed persistence early in 2026. The core PCE price index increased 3.1% year‑over‑year in January and moderated slightly to 3% in February, reflecting continued pressure in services inflation despite some easing in goods prices. Energy price increases related to geopolitical disruptions are expected to put additional upward pressure on near‑term inflation readings.
Our operations are also affected by movements in interest rates, which influence the value of our clients’ portfolios and, in turn, our revenue. Following three quarter‑point rate reductions in late 2025, the Federal Reserve held the federal funds rate steady at a target range of 3.50%–3.75% at both its January and March 2026 meetings. Policymakers emphasized a data‑dependent stance, citing heightened inflation uncertainty and geopolitical risks, and signaled a willingness to remain on hold until there is greater clarity on the trajectory of inflation and economic growth.
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

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	March 31, 2026	March 31, 2025	$ Change
Revenues
Management/advisory fees	$51,895	$44,775	$7,120
Incentive fees	(89)	96	(185)
Distributions from investments	21,268	12,210	9,058
Other income/fees	31	6	25
Total Revenues	73,105	57,087	16,018

Net income	8,390	4,037	4,353
Interest (income) expense	(324)	151	(475)
Income tax benefit	(41)	(1,623)	1,582
Depreciation & Amortization	4,706	4,349	357
EBITDA Reported	12,731	6,914	5,817

Stock based compensation (a)	13,649	7,011	6,638
Transaction expenses (b)	2,692	6,573	(3,881)
Change in fair value on investments and non-recurring unrealized gain/losses on sales (c)	(5,605)	4,334	(9,939)
Change in fair value of earnout liabilities (d)	(9,581)	(12,583)	3,002
Change in fair value of TRA liability (e)	(201)	(304)	103
Organization streamlining cost (f)	2,196	2,889	(693)
Change in fair value of Preferred stock tranche liability (g)	(1,000)	(2,540)	1,540
Adjusted EBITDA	$14,881	$12,294	$2,587
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of transaction expenses related to acquisitions or divestitures, including compensation arrangements, legal fees, accounting advisory fees, litigation settlements, and M&A related audit fees among others.
(c)Add-back of the change in unrealized gains/losses related to Investments held at fair value.
(d)Add-back of the change in fair value of the earnout liabilities.
(e)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.
(f)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic realignment.
(g)Add-back of the change in fair value of Preferred stock tranche liability.

Reconciliation of Consolidated US GAAP Financial Measures to Certain Non-US GAAP Measures
We use Adjusted Net Income and Adjusted EBITDA as non-US GAAP measures to assess and track our performance. Adjusted Net Income and Adjusted EBITDA as presented in this Quarterly Report are supplemental measures of our performance that are not required by, or presented in accordance with, US GAAP.
The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statements of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
(Dollars in Thousands)	Total	Total
Adjusted Net Income and Adjusted EBITDA

Net income before taxes from continuing operations	$8,349	$2,414
Stock-based compensation (a)	13,649	7,011
Transaction expenses (b)	2,692	6,573
Change in fair value of TRA liability (c)	(201)	(304)
Change in fair value of investments and non-recurring realized (gain)/loss on sales (d)	(5,605)	4,334
Change in fair value of earnout liabilities (e)	(9,581)	(12,583)
Organization streamlining cost (f)	2,196	2,889
Change in fair value of preferred stock tranche liability (g)	(1,000)	(2,540)
Adjusted income before taxes	10,499	7,794
Adjusted income tax expense	(1,576)	(2,573)
Adjusted Net Income	8,923	5,221
Interest (income) expense	(324)	151
Income tax benefit	(41)	(1,623)
Net income tax adjustments	1,617	4,196
Depreciation and amortization	4,706	4,349
Adjusted EBITDA	$14,881	$12,294
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of transaction expenses related to acquisitions or divestitures, including compensation arrangements, legal fees, accounting advisory fees, litigation settlements, and M&A related audit fees among others.
(c)Add-back of the change in unrealized gains/losses related to Investments held at fair value.
(d)Add-back of the change in fair value of the earnout liabilities.
(e)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.
(f)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic realignment.
(g)Add-back of the change in fair value of Preferred stock tranche liability.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, as of March 31, 2026, which are discussed below.

AlTi Global, Inc.
AUM:	$48.7 billion
AUA:	$90.1 billion

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
The table below presents the change in our total AUM for our operating segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended
AUM	March 31, 2026	March 31, 2025
Beginning Balance:	$47,941	$43,091
Net client change	(221)	(161)
Cash Flow, net	(237)	66
Market Performance, net	(593)	(119)
Ending Balance:	$46,890	$42,877
Average AUM	$47,416	$42,984

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
The table below presents the change in our total AUA for our operating segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended
AUA	March 31, 2026	March 31, 2025
Beginning Balance:	$85,816	$60,473
Change	(2,813)	138
Ending Balance:	$83,003	$60,611
Average AUA	$84,410	$60,542

Investments in Alternative Platforms - AUM/AUA
Within the Alternatives platform, assets consist of assets managed by TIG Arbitrage (AUM $1.8 billion and $1.8 billion as of March 31, 2026 and December 31, 2025, respectively), and the External Strategic Managers (AUA $5.3 billion and $5.5 billion as of March 31, 2026 and December 31, 2025, respectively).
The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the three months ended March 31, 2026 and March 31, 2025:
Alternatives Platform

(Dollars in Millions)	AUM/AUA at January 1, 2026	Gross Appreciation	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at March 31, 2026	Average AUM/AUA
TIG Arbitrage	$1,761	$13	$88	$(82)	$—	$(4)	$1,776	$1,769
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$1,891	$(57)	$—	$—	$—	$(8)	$1,826	$1,859
European Equities	$2,502	$(28)	$62	$(28)	$—	$(8)	$2,500	$2,501
Asian Credit and Special Situation	$1,119	$8	$25	$(50)	$(118)	$(4)	$980	$1,050
External Strategic Managers Subtotal	$5,512	$(77)	$87	$(78)	$(118)	$(20)	$5,306	$5,410
Total	$7,273	$(64)	$175	$(160)	$(118)	$(24)	$7,082	$7,179

(Dollars in Millions)	AUM/AUA at January 1, 2025	Gross Appreciation	Subscriptions	Redemptions	Distributions	AUM/AUA at March 31, 2025	Average AUM/AUA
TIG Arbitrage	$1,719	$45	$46	$(218)	$(4)	$1,588	$1,654
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,019	$(90)	$—	$—	$(7)	$1,922	$1,971
European Equities	$1,848	$4	$69	$(13)	$(6)	$1,902	$1,875
Asian Credit and Special Situation	$1,260	$40	$4	$(123)	$(8)	$1,173	$1,217
External Strategic Managers Subtotal	$5,127	$(46)	$73	$(136)	$(21)	$4,997	$5,063
Total	$6,846	$(1)	$119	$(354)	$(25)	$6,585	$6,717
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
Depreciation and Amortization Expenses: Fixed assets and intangible assets are depreciated and amortized on a straight-line basis, with the corresponding depreciation and amortization expense included within depreciation and amortization in the Company’s Condensed Consolidated Statements of Operations. The estimated useful life for leasehold improvements is the lesser of the remaining lease term or the life of the asset, while other fixed assets are generally depreciated over a period of three to fifteen years.
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

Results of Operations
Consolidated Results of Operations – For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	March 31, 2026	March 31, 2025	$ Change
Revenues
Management/advisory fees	$51,895	$44,775	$7,120
Incentive fees	(89)	96	(185)
Distributions from investments	21,268	12,210	9,058
Other income/fees	31	6	25
Total Revenues	73,105	57,087	16,018

Expenses
Compensation and employee benefits	56,274	40,419	15,855
Non-compensation expenses	27,495	25,078	2,417
Total Operating Expenses	83,769	65,497	18,272

Other income	19,013	10,824	8,189
Net loss before taxes from continuing operations	8,349	2,414	5,935
Income tax (expense)/benefit from continuing operations	41	1,623	(1,582)
Net (loss) income from continuing operations	$8,390	$4,037	$4,353
Revenue
Management / advisory fees. Management and advisory fees for the three months ended March 31, 2026, increased by $7.1 million compared to the three months ended March 31, 2025. This increase was driven by higher fees due to increases in our AUM largely attributable to our acquisition of Kontora in Q2 of 2025 and strong portfolio performance. These gains were partially offset by lower management fees in the TIG Arbitrage strategy due to fund outflows.
Incentive fees. For the three months ended March 31, 2026, incentive fees decreased by $0.2 million compared to the three months ended March 31, 2025. This decrease is attributable to less fund redemptions resulting in lower crystallized incentive fees in the TIG Arbitrage strategy for the current year as well as fee true-ups occurring in the first quarter, which led to lower crystallized incentive fees in the current period.
Distributions from investments. Distributions from investments for the three months ended March 31, 2026 increased by $9.1 million compared to the three months ended March 31, 2025. This increase was primarily due to higher distributions related to incentive fees in the European Equities strategy and partially offset by lower distributions from the Real Estate Bridge Lending Strategy and Asian Credit and Special Situations strategies.
Other fees / income. Other fees and income for the three months ended March 31, 2026 was relatively flat compared to the three months ended March 31, 2025 with a slight increase of $25.0 thousand related to higher fees related to one-off arrangements.
Expenses
Compensation expense. Compensation expense for the three months ended March 31, 2026 increased by $15.9 million compared to the three months ended March 31, 2025. This increase was primarily due to higher compensation costs tied to acquisition driven compensation and benefits, acquisition-related earn-outs, new equity grants, management restructuring expenses, and organizational streamlining initiatives that continue to be undertaken in 2026.

Non-compensation expense. Non-compensation expenses for the three months ended March 31, 2026 increased by $2.4 million as compared to the three months ended March 31, 2025, primarily driven by a $3.3 million increase in general, administrative and other costs primarily due to negative FX adjustments, higher directors’ fees, and other miscellaneous expenses. This was partially offset by lower bad debt expenses when compared to the prior year.
Other income
Other income for the three months ended March 31, 2026 increased by $8.2 million compared to the three months ended March 31, 2025. During the three months ended March 31, 2026, due to the gains on the write-off of third party payables related to the administration of International Real Estate and higher unrealized gains on investments carried at fair value. These were partially offset by lower gains on the fair value of earn-out liabilities and the preferred tranche right liability.
Taxes
The Company’s effective tax rate was (0.5)% for the three months ended March 31, 2026 compared to 35.9% for three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination. The effective tax rate for the three months ended March 31, 2026 differed from the statutory U.S. corporate tax rate primarily due to the portion of income allocated to noncontrolling interest, state and local taxes, and the impact of a full valuation allowance on many of the Company’s deferred tax assets, including those generated at the Company, in certain of the Company’s U.S. and non-U.S. subsidiaries and its investment in Umbrella.
Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Management takes a prudent approach to ensure the Company’s liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, distribution payments and strategic initiatives.
Over the next 12 months from the time of this filing and the foreseeable future, we believe our cash and cash equivalents are sufficient to meet all of our normal operational and liquidity needs. However, to fund new initiatives and accelerate our growth, we may be required to obtain additional funds. This is because periods of low cash balances, caused by potential mismatches between projected revenue and the timing of receipts, could specifically impact the capital available for expansion and/or business initiative efforts to grow or scale the business.
Administrators Term Loan
On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement. The settlement amount of £11.2 million ($15.0 million) is noninterest bearing and paid in installments through November 2027. As of March 31, 2026, the outstanding balance of the settlement was $14.5 million.
Kontora Credit Facility
On April 30, 2025, the Company acquired Kontora. See Note 4 (Business Combinations) in our accompanying condensed consolidated financial statements. Kontora has a term loan with HypoVereinsbank. Throughout the period of the term loan Kontora Family Office GmbH, as a standalone entity, is required to maintain economic equity of the higher of $1.8 million or 30% of the total assets of this standalone entity. At March 31, 2026, the term loan had an outstanding principal amount of $0.4 million. In addition, Kontora has a revolving line of credit, with an aggregate borrowing facility of $0.9 million with HypoVereinsbank, which expires on July 25,

2029. The funded amounts under this revolving line of credit bear no restrictions on its use. At March 31, 2026, there was no outstanding borrowings under the revolving line of credit.
Allianz and Constellation Investment
On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (the “Allianz Warrants”). As of March 31, 2026, none of the Allianz Warrants have been exercised.
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
On May 13, 2025, Allianz exercised the Allianz Tranche Right (as defined above) to purchase an additional 18,471 shares of Series A Preferred Stock at $1,000 per share for $18.5 million.
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
On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of March 31, 2026, none of the Constellation Warrants have been exercised.
Cash Flows
For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following tables and discussion summarize our Condensed Consolidated Statements of Cash Flows by activity attributable to AlTi for the periods indicated. Negative amounts represent an outflow or use of cash.

	For the Three Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	March 31, 2026	March 31, 2025	$ Change
Net cash provided by (used in) operating activities	$5,311	$(30,356)	$35,667
Net cash provided by investing activities	—	19,802	(19,802)
Net cash used in financing activities	(6,509)	(2,838)	(3,671)
Effect of exchange rate on cash balances	(245)	436	(681)
Net decrease in cash and cash equivalents	$(1,443)	$(12,956)	$11,513

Cash and cash equivalents decreased by $1.4 million during the three months ended March 31, 2026 primarily due to the Company’s net financing activities during the period, partially offset by the Company’s net operating activities during the period.
Operating Activities
Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits and professional fees. Our net operating cash inflow of $5.3 million for the three months ended March 31, 2026, was primarily driven by a decrease in Fees receivable of $31.1 million and partially offset by a decrease in Accrued compensation and profit sharing of $25.6 million.

Our net operating cash outflow of $30.4 million for the three months ended March 31, 2025, was primarily driven by the Company’s net operating loss from continuing operations for the period, as operating expenses exceeded revenues, as well as a decrease in Accrued compensation and profit sharing of $22.7 million.

Investing Activities

There was no movement in cash provided by or used by investing activities during the three months ended March 31, 2026.

Net cash provided by investing activities of $19.8 million during the three months ended March 31, 2025, was driven primarily by the proceeds received of $20.4 million from the sale of an equity method investment.
Financing Activities

Net cash used by financing activities of $6.5 million during the three months ended March 31, 2026, primarily resulted from the repurchase of Class A Common Stock.

Net cash used by financing activities of $2.8 million for the three months ended March 31, 2025, primarily resulted from the repurchase of Class A Common Stock

Contractual Obligations
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
As of March 31, 2026 and December 31, 2025, the liability associated with the TRA was approximately $30.6 million and $25.7 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of March 31, 2026 and December 31, 2025, the Company carried $8.6 million and $8.8 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
As of March 31, 2026, holders of Class B Units have exchanged a total of 14,159,194 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.21 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of March 31, 2026, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $30.6 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
Warrants
On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of March 31, 2026, none of the Constellation Warrants have been exercised.

On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock. As of March 31, 2026, none of the Allianz Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of March 31, 2026 and December 31, 2025, the fair value of the earn-out share liability was $5.1 million and $15.3 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.
East End Advisors Contingent Consideration

On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of March 31, 2026 and December 31, 2025, the fair value of the earn-out share liability was $26.3 million and $25.3 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.

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

Envoi Earn-out Liability
On July 1, 2024, the Company acquired substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of March 31, 2026 and December 31, 2025, the Envoi earn-out consideration liability of $7.8 million and $8.2 million, respectively, and the Envoi earn-out growth consideration liability of $1.5 million and $1.6 million, respectively, are included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.

Kontora Earn-out Consideration
On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. As of March 31, 2026 and December 31, 2025, the Kontora earn-out liability of $7.0 million is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.

Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Position. As of March 31, 2026, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.

Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of March 31, 2026 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial position, or cash flows.
On July 11, 2025, after conducting the previously announced strategic review of the International Real Estate Businesses, the Company approved the appointment of the Administrators for the International Real Estate Businesses. Potential litigation related to that business, including Home REIT and HLIF below, will be dealt with as appropriate by the Administrators.

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
As of the three months ended March 31, 2026, a provision of $3.6 million has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.
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
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with US GAAP. In applying many of these accounting principles, we need to make assumptions, estimates, and/or judgments that affect the reported amounts of assets, liabilities, revenues, and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates, and/or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties and changing circumstances, including uncertainty in the current economic environment due to geopolitical tensions, changes in market conditions, or other relevant factors. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies and estimates, see Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to US GAAP that went into effect during the period ended March 31, 2026 have substantively impacted our recent trends or are expected to substantively impact our future trends. The Company is currently evaluating the impact of new accounting pronouncements not yet adopted on its consolidated financial statements.

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
Credit Risk and Counterparty Risk
We are party to agreements where we provide services, and such transactions contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure through reviews of the financial position of new clients and through collection of fees directly from client portfolios. For clients that generate fees from carried interest and/or preferred return, we periodically review the receivables for collectability and will make appropriate provision for credit losses, should circumstances warrant. Additionally, our ability to secure credit from financial institutions and other lenders may be uncertain due to market conditions, and under certain circumstances we may not be able to access financing.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not fully effective due to remaining material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.
Based on its assessment of the Company’s internal control over financial reporting, including the progress during 2025 to remediate control weaknesses previously identified, the following updates to remediating material weaknesses in our internal control over financial reporting remain as of March 31, 2026, are discussed below.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
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
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K, management identified one of the three remaining material weaknesses in internal control over financial reporting relating to insufficiently documented process-level controls that support our financial statements and reporting. Further, management has commenced extensive remediation efforts, but as of March 31, 2026, has partially completed its testing plan to determine the effectiveness of controls that support our financial statements and reporting.
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
During the three months ended March 31, 2026, management continued to focus on enhancing its internal control over financial reporting. These actions includes the following:

•Management has designed and implemented risk assessment review processes (risk assessment and gap analysis) that are intended to identify risks that could result, if not detected timely, in material misstatements in our consolidated financial statements. Management believes that such review risk assessment processes have been effectively implemented as of December 31, 2024 but the design has been an ongoing calibration to maintain operational sustainability.
•Management has identified and documented processes supporting the recording of balances and transactions in the Company’s consolidated financial statements. The Company completed the exercise of documenting controls during the first fiscal quarter of 2025 and began tests of design and operating effectiveness of certain controls for the second and third quarter of 2025. The Company intends to continue tests of design and operating effectiveness of certain controls during 2026. However, these controls are not operating effectively as of March 31, 2026.
•Management has identified and documented information technology controls related to the Company’s general information technology control environment that mitigates risks associated with items including systems development and change management, appropriate access to systems, and management of the Company’s internal financial and third-party customer data. The Company completed the exercise of documenting controls during the second and third fiscal quarters of 2025 and completed tests of design and operating effectiveness of certain controls. The Company’s objective is that such testing of operating effectiveness of controls were maintained throughout 2026 and beyond to allow the Company to sustain remediation of previously identified material weaknesses in its internal control over financial reporting specifically related to information technology controls.
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

Changes in Internal Control over Financial Reporting
The Board of Directors appointed Nancy Curtin as Interim Chief Executive Officer, effective March 30, 2026. Other than the hiring of our new Interim Chief Executive Officer and the information discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
a) None.
b) None.
c) During the quarter ended March 31, 2026, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

ALTI GLOBAL, INC

Date: May 11, 2026	/s/ Nancy Curtin
Nancy Curtin
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2026	/s/ Patrick Keenan
Patrick Keenan
Chief Accounting Officer
(Principal Accounting Officer)