Form 10-Q
period 2026-06-30
AlTi Global, Inc.
filed 2026-08-10
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-40103

AlTi Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-1552220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
22 Vanderbilt Avenue, 27th Floor, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 115,069,665 shares of Class A Common Stock (as defined herein) and 40,873,767 shares of Class B Common Stock (as defined herein) as of August 7, 2026.

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
•“AlTi” means AlTi Global, Inc., together with its consolidated subsidiaries.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AlTi Global, Inc.
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in Thousands, except share data)	As of June 30, 2026	As of December 31, 2025

Assets
Cash and cash equivalents	$31,196	$41,158
Fees receivable, net (includes $563 and $9,535 of related party receivables, respectively)	35,808	65,571
Investments at fair value	128,354	144,196
Equity method investments	144	138
Intangible assets, net of accumulated amortization	426,999	436,157
Goodwill	384,445	385,966
Operating lease right-of-use assets	47,663	46,686
Deferred tax asset, net	—	130
Other assets, net	51,885	56,446
Total assets	$1,106,494	$1,176,448

Liabilities
Accounts payable and accrued expenses	$28,198	$48,637
Accrued compensation and profit sharing	37,599	77,286
Accrued member distributions payable	3,358	3,260
Earn-out liabilities, at fair value	39,817	57,411
TRA liability (includes $8,363 and $8,785 at fair value, respectively)	30,333	25,724
Preferred stock tranche liability, at fair value	1,160	2,410
Operating lease liabilities	63,520	61,675
Debt, net of unamortized deferred financing cost	12,333	883
Deferred tax liability, net	9,425	9,697
Deferred income	331	—
Other liabilities, net	12,204	14,676
Total liabilities	$238,278	$301,659

Commitments and contingencies (Note 20)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 shares authorized, 173,052 shares issued and outstanding at June 30, 2026, 795,947 shares authorized, 168,934 issued and outstanding at December 31, 2025	173,052	168,934
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 shares authorized, 150,000 shares issued and outstanding at June 30, 2026, and 150,000 shares authorized, 150,000 issued and outstanding at December 31, 2025	185,529	176,904

Shareholders’ Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 115,069,666 and 103,330,155 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12	10
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 40,873,767 and 44,188,561 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 and 0 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost: 1,300,341 and 0 shares as of June 30, 2026 and December 31, 2025, respectively	(5,691)	—
Additional paid-in capital	690,026	667,298
Retained earnings (accumulated deficit)	(433,785)	(418,015)
Accumulated other comprehensive income (loss)	2,886	4,975
Total AlTi Global, Inc. shareholders’ equity	612,029	600,106
Non-controlling interest in subsidiaries	256,187	274,683
Total shareholders’ equity	868,216	874,789
Total liabilities, mezzanine equity, and shareholders’ equity	$1,106,494	$1,176,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Management/advisory fees	$54,444	$49,237	$106,339	$94,012
Incentive fees	19	454	(70)	550
Distributions from investments	3,416	2,664	24,684	14,874
Other income/fees	144	21	175	27
Total revenue	58,023	52,376	131,128	109,463
Operating Expenses
Compensation and employee benefits	41,367	43,502	97,641	83,921
Systems, technology and telephone	4,694	5,030	9,100	10,352
Sales, distribution and marketing	1,021	1,051	1,990	1,655
Occupancy costs	2,960	3,221	5,888	6,753
Professional fees	9,276	15,421	18,328	24,539
Travel and entertainment	967	940	1,808	1,798
Depreciation and amortization	4,689	4,619	9,395	8,968
General, administrative and other	3,900	4,172	8,493	5,467
Total operating expenses	68,874	77,955	152,643	143,452
Total operating loss	(10,851)	(25,579)	(21,515)	(33,989)
Other Income (Expenses)
Gain (loss) on investments	(21,377)	3,484	(15,768)	(870)
Gain (loss) on TRA	221	(748)	422	(444)
Gain (loss) on preferred stock tranche liability	250	(750)	1,250	1,790
Gain (loss) on earn-out liabilities	102	(7,385)	9,683	5,198
Interest expense	(372)	(2)	(461)	(153)
Interest income	207	306	620	811
Other income (expense)	1,170	(145)	3,468	(748)
Loss before taxes from continuing operations	(30,650)	(30,819)	(22,301)	(28,405)
Income tax (expense) benefit from continuing operations	(101)	4,758	(60)	6,381
Net loss from continuing operations	(30,751)	(26,061)	(22,361)	(22,024)
Net loss from discontinued operations, net of income tax	—	(3,982)	—	(10,901)
Net loss	(30,751)	(30,043)	(22,361)	(32,925)
Net loss attributed to non-controlling interests in subsidiaries from continuing operations	(7,277)	(5,681)	(6,591)	(10,473)
Net loss attributable to AlTi Global, Inc.	$(23,474)	$(24,362)	$(15,770)	$(22,452)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(Continued from the previous page)	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Loss Per Share
Basic:
Continuing operations	$(0.31)	$(0.33)	$(0.31)	$(0.30)
Discontinued operations	—	$(0.04)	—	$(0.11)

Diluted:
Continuing operations	$(0.31)	$(0.33)	$(0.31)	$(0.30)
Discontinued operations	—	$(0.04)	—	$(0.11)

Weighted Average Shares of Class A Common Stock Outstanding
Basic:
Continuing operations	110,857,966	99,915,503	107,956,035	97,413,553
Discontinued operations	—	99,915,503	—	97,413,553
Diluted:
Continuing operations	110,857,966	99,915,503	107,956,035	97,413,553
Discontinued operations	—	99,915,503	—	97,413,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(30,751)	$(30,043)	$(22,361)	$(32,925)
Other Comprehensive Loss
Foreign currency translation adjustments	(3,851)	8,938	(1,895)	12,187
Other comprehensive loss	—	(1)	—	(25)
Total comprehensive loss	(34,602)	(21,106)	(24,256)	(20,763)
Other loss attributed to non-controlling interests in subsidiaries	(7,565)	(2,953)	(6,457)	(6,906)
Comprehensive loss attributable to AlTi Global, Inc.	$(27,037)	$(18,153)	(17,799)	(13,857)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	168,934	$170,993	150,000	$181,216	109,799,384	$10	40,873,767	$—	1,300,341	$(5,691)	$676,102	$(410,311)	$6,395	$263,810	$882,524
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,474)	—	(7,277)	(30,751)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	4		(3,509)	(346)	(3,851)
Preferred share accrued dividend	4,118	2,059	—	4,313	1,272,329	—	—	—	—	—	(6,372)	—	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	7,163	—	—	—	7,163
Issuance of shares for EEA business combination	—	—	—	—	944,690	—	—	—	—	—	3,420	—	—	—	3,420
Issuance of shares for ALWP deferred consideration	—	—	—	—	3,053,263	2	—	—	—	—	9,709	—	—	—	9,711
Balance at June 30, 2026	173,052	$173,052	150,000	$185,529	115,069,666	$12	40,873,767	$—	1,300,341	$(5,691)	$690,026	$(433,785)	$2,886	$256,187	$868,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	168,934	$168,934	150,000	$176,904	103,330,155	$10	44,188,561	$—	—	$—	$667,298	$(418,015)	$4,975	$274,683	$874,789
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,770)	—	(6,591)	(22,361)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	4	—	(2,089)	190	(1,895)
Preferred share accrued dividend	4,118	4,118	—	8,625	1,272,329	—	—	—	—	—	(12,743)	—	—	—	—
Share based compensation	—	—	—	—	3,154,435	—	—	—	—	—	15,274	—	—	—	15,274
Issuance of shares for EEA business combination	—	—	—	—	944,690	—	—	—	—	—	3,420	—	—	—	3,420
Issuance of shares for ALWP deferred consideration	—	—	—	—	3,053,263	2	—	—	—	—	9,709	—	—	—	9,711
Repurchase of shares	—	—	—	—	—	—	—	—	1,300,341	(5,691)	—	—	—	—	(5,691)
TRA Exchange	—	—	—	—	3,314,794	—	(3,314,794)	—	—	—	7,064	—	—	(12,095)	(5,031)
Balance at June 30, 2026	173,052	$173,052	150,000	$185,529	115,069,666	$12	40,873,767	$—	1,300,341	$(5,691)	$690,026	$(433,785)	$2,886	$256,187	$868,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	140,000	$144,618	150,000	$164,761	97,128,692	$9	45,110,224	$—	$(2,838)	$654,588	$(296,743)	$759	$307,548	$972,702
Net loss	—	—	—	—	—	—	—	—	—	—	(24,362)	—	(5,681)	(30,043)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	6,209	2,729	8,938
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Tax allocation to equity holders	—	—	—	—	—	—	—	—	—	—	337	(8)	163	492
Preferred share accrued dividend	6,443	1,825	—	3,920	1,523,289	1	—	—	—	(5,744)	—	—	—	2
Preferred stock tranche issuance	18,471	18,471	—	—	—	—	—	—	—	—	—	—	—	18,471
Issuance of shares for business combination	—	—	—	—	618,453	—	—	—	—	—	—	—	27	27
Share based compensation	—	—	—	—	2,297,111	—	—	—	—	16,761	—	—	—	16,761
Reissuance of treasury shares	—	—	—	—	—	—	—	—	2,838	—	—	—	—	2,838
Balance at June 30, 2025	164,914	$164,914	150,000	$168,681	101,567,545	$10	45,110,224	$—	$—	$665,605	$(320,768)	$6,960	$304,785	$990,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock			Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2025	140,000	$142,858	150,000	$160,808	93,686,980	$9	46,138,876		$—	$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195
Net loss	—	—	—	—	—	—	—		—	—	—	(22,452)	—	(10,473)	(32,925)
Currency translation adjustment	—	—	—	—	—	—	—		—	—	—	—	8,612	3,575	12,187
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	—	(17)	(8)	(25)
Tax allocation to equity holders	—	—	—	—	—	—	—		—	—	—	(1,755)	(66)	2,229	408
Sale of investment	—	—	—	—	—	—	—		—	—	—	—	—	234	234
Preferred share accrued dividend	6,443	3,585	—	7,873	1,523,289	1	—		—	—	(11,457)	—	—	—	2
Preferred stock tranche issuance	18,471	18,471	—	—	—	—	—		—	—	—	—	—	—	18,471
Issuance of shares for business combination	—	—	—	—	1,003,732	—	—		—	—	1,298	—	—	27	1,325
Share based compensation	—	—	—	—	4,324,892	—	—		—	—	21,320	—	—	—	21,320
TRA Exchange	—	—	—	—	1,028,652	—	(1,028,652)	—	—	—	1,587	—	—	(2,592)	(1,005)
Balance at June 30, 2025	164,914	$164,914	150,000	$168,681	101,567,545	$10	45,110,224		$—	$—	$665,605	$(320,768)	$6,960	$304,785	$990,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net loss	$(22,361)	$(32,925)
Net loss from discontinued operations, net of tax	—	(10,901)
Net loss from continuing operations	(22,361)	(22,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	9,395	8,968
Amortization of debt discounts and deferred financing costs	(845)	—
Unrealized loss on investments	15,768	771
Realized loss on investments	—	561
Fair value (gain) loss on TRA	(422)	444
Realized gain on earn-out payment	(2,038)	—
Fair value gain on earn-out liability	(9,683)	(5,198)
Fair value gain on preferred stock tranche liability	(1,250)	(1,790)
Deferred income tax expense (benefit)	1	(6,790)
Equity-settled share-based payments	15,274	21,233
Forgiveness of debt shareholder loan	113	112
Cash flows due to changes in operating assets and liabilities
(Increase) decrease in fees receivable	29,687	(1,858)
(Increase) decrease in other assets	3,613	(3,671)
Operating cash flow from operating leases	863	1,749
Increase (decrease) in accounts payable and accrued expenses	(5,027)	(13,311)
Increase (decrease) in accrued compensation and profit sharing	(28,278)	(21,160)
Increase (decrease) in other liabilities	(1,946)	(8,588)
Other operating activities	—	(2)
Net cash provided by (used in) operating activities from continuing operations	2,864	(50,552)
Cash Flows from Investing Activities
Purchases of investments	(4)	(28)
Acquisition of Kontora, net of cash acquired	—	(6,556)
Sales of investments	57	171
Proceeds from Pointwise warehousing transaction	—	20,449
Loss on disposal of intangible assets	—	(9)
Purchases of fixed assets	(742)	(806)
Net cash provided by investing activities from continuing operations	(689)	13,222
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and Constellation Warrants	—	18,471
Payments on term notes and lines of credit	(2,754)	(82)
Cash payment for earn-out	(3,671)	(5,085)
Repurchase of common stock	(5,691)	—
Cash payment of earn-in liability	—	(1,300)
Net cash (used in) provided by financing activities from continuing operations	(12,116)	12,004
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities from discontinued operations	—	432
Net cash provided by (used in) investing activities from discontinued operations	—	118
Net cash provided by discontinued operations	—	550

Net decrease in cash and cash equivalents, including discontinued operations	(9,941)	(24,775)
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations	(21)	1,695
Cash and cash equivalents, including discontinued operations, at beginning of the period	41,158	65,494
Cash and cash equivalents, including discontinued operations, at end of the period	31,196	42,414
Less: Cash and cash equivalents of discontinued operations, at end of the period	—	—
Cash and cash equivalents	$31,196	$42,414

AlTi Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$31,196	$40,868
Cash and cash equivalents, discontinued operations	—	1,546
Cash and cash equivalents, including discontinued operations	$31,196	$42,414

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$847	$189
Interest payments on term notes and lines of credit	$505	$10
Supplemental disclosure of noncash financing activities:
Non-cash portion of earn-out liability	$2,004	$—
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial statements and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included and are of a normal and recurring nature. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes in the Annual Report on Form 10-K for the year ended December 31, 2025.
Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as described in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2025. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of investments included in billable AUM/AUA, which directly impacts revenue recognized each period; the fair values of earn-out liabilities and the valuation of the Tax Receivable Agreement liability, both of which directly impact net income (loss); the realizability of deferred tax assets; the assessment of impairment of goodwill and acquired intangible assets; and the valuation of equity-based compensation awards. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements - Not Yet Adopted as of June 30, 2026
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). ASU 2026-01 provides authoritative guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. The amendments require that paid-in-kind dividends be initially measured on the basis of the paid-in-kind dividend rate stated in the preferred stock agreement. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on its consolidated financial statements.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-03 to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.
(2)Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of balances that are restricted as to withdrawal or usage.
As of June 30, 2026 and December 31, 2025, restricted cash and cash equivalents amounted to $6.0 million and $7.0 million, respectively, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statements of Financial Position. These amounts represent collateral held as well as the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
(3)Discontinued Operations
On July 11, 2025, the Company placed its International Real Estate Businesses under administration in accordance with the insolvency laws of England and Wales and the Administrators took control of each of them. The Company determined that it was appropriate to deconsolidate its International Real Estate Businesses resulting from the disposition of the Company’s controlling interest. The Company concluded that the transaction meets the criteria for discontinued operations as the disposal of the International Real Estate Businesses is a strategic shift that has had a significant effect on its operations and financial results.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In connection with the administration of the International Real Estate Businesses, the Company and the Administrators have negotiated a settlement of outstanding intercompany balances between certain of our affiliates and the International Real Estate Businesses. On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement and concluding this matter. The settlement amount of £11.2 million ($15.0 million) will be paid in installments through November 2027. On March 19, 2026, the Company also entered into a transitional services agreement, pursuant to which it will provide certain administrative support services to the International Real Estate Businesses through December 31, 2027. The reimbursement for these services was part of the negotiated adjustments to the settlement amount. Upon the execution of the intercompany loan deed, the Company derecognized £3.4 million ($4.6 million) of payables and £1.5 million ($2.1 million) of receivables from the International Real Estate Businesses, resulting in a £1.9 million ($2.5 million) gain recognized within Other income (expense) in the Condensed Consolidated Statements of Operations. As of June 30, 2026, the outstanding balance of the settlement was £9.3 million ($12.3 million), which was recorded in Debt, net of unamortized deferred financing cost in the Condensed Consolidated Statements of Financial Position.

The following table provides a summary of net loss from discontinued operations, net of taxes:

	For the Three Months Ended	For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2025
Revenue
Management/advisory fees	$752	$1,627
Other income/fees	—	1
Total revenue	752	1,628
Operating Expenses
Compensation and employee benefits	1,099	2,954
Systems, technology and telephone	210	436
Sales, distribution and marketing	76	156
Occupancy costs	204	438
Professional fees	2,965	4,797
Travel and entertainment	69	131
General, administrative and other	699	2,364
Total operating expenses	5,322	11,276
Total operating loss	(4,570)	(9,648)
Other Income (Expenses)
Loss on investments	637	(1,204)
Interest income	1	11
Loss before taxes	(3,933)	(10,841)
Income tax expense	(49)	(60)
Net loss from discontinued operations, net of income tax	$(3,982)	$(10,901)
Cash flows related to the disposal of the International Real Estate Businesses are included in the discontinued operations section of the Condensed Consolidated Statements of Cash Flows for all periods presented.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for Kontora as of the three and six months ended June 30, 2025. The unaudited supplemental pro forma financial information gives effect to the Kontora acquisition as if it had occurred on January 1, 2025.
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the acquisition had taken place on the first of the year in which Kontora was acquired, nor is it indicative of future results.

	For the Three Months Ended	For the Six Months Ended
(Dollars in Thousands)	June 30, 2025	June 30, 2025
Total revenue	$54,644	$117,045
Net income (loss)	$(24,208)	$(22,708)
(5)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Management/advisory fees	$54,444	$49,237	$106,339	$94,012
Incentive fees	19	454	(70)	550
Distributions from investments	3,416	2,664	24,684	14,874
Other fees/income	144	21	175	27
Total revenue	$58,023	$52,376	$131,128	$109,463

(Dollars in Thousands)	As of June 30, 2026	As of December 31, 2025
Management/advisory fees receivable
Beginning balance	$35,047	$28,896
Ending balance (1)	35,291	35,047

Incentive fees receivable
Beginning balance	$30,335	$1,324
Ending balance (2)	517	30,335

Other fees/income receivable
Beginning balance	$189	$—
Ending balance	—	189

Deferred management/advisory fees
Beginning balance	$—	$—
Ending balance	(331)	—

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) As of June 30, 2026 and December 31, 2025, this amount includes $0.5 million and $0.6 million, respectively, in Management/advisory fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(2) As of June 30, 2026 and December 31, 2025, this amount includes $0 and $9.0 million, respectively, in Incentive fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(6)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the Board under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 20,798,132, of which 2,968,488 remain available as of June 30, 2026. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.
The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of June 30, 2026, the Company has unrecognized equity-based compensation expense of $21.3 million, which is expected to be recognized over a weighted average period of 1.71 years.

The following table summarizes the equity-based compensation award activity for the six months ended June 30, 2026, and June 30, 2025:

	June 30, 2026		June 30, 2025
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	11,428,887	$4.23	6,216,514	$4.86
Restricted common stock granted	3,047,851	3.97	7,696,291	3.82
Restricted common stock forfeited	(43,362)	4.02	(125,000)	6.02
Restricted common stock vested	(3,324,185)	4.20	(2,231,567)	4.60
Restricted common stock awards outstanding at end of period	11,109,191	$4.17	11,556,238	$4.21

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
RSUs	$3,956	$5,736	$11,794	$9,117
PRSUs	261	474	861	1,869
Acquisition-related	1,697	2,814	2,362	4,332
Revenue share	375	(65)	495	206
Deferred compensation	(14)	219	1,782	1,089
Accrued compensation	—	26	2,619	26
Total	$6,275	$9,204	$19,914	$16,640

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)Income Taxes
The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company's GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the balance sheet date. The estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained, or as tax laws and regulations change. Accordingly, the effective tax rate for future interim periods may vary materially.
The Company is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal, state, and local corporate-level income taxes on its share of taxable income from the Umbrella Partnership. The Umbrella Partnership is a partnership for U.S. federal income tax purposes and a taxable entity for certain state and local taxes, such as New York City Unincorporated Business Tax ("UBT"). Further, the Company's income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of exchanges of shares of Class B Common Stock and Class B Units for shares of Class A Common Stock, inclusive of an analysis of tax basis and state tax implications of the Umbrella Partnership and its underlying assets and liabilities. The Company's estimate is based on the most recent information available. The tax basis and state impact of the Umbrella Partnership and its underlying assets and liabilities are based on estimates subject to finalization of the Company's tax returns.
The Company had an effective tax rate of 0.2% and 15.4% for the three months ended June 30, 2026 and June 30, 2025, respectively, and (0.3)% and 22.5% for the six months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rates were calculated using an Annual Effective Tax Rate approach. The book income related to fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to non-controlling interests, state and local taxes, and the impact of a full valuation allowance on many of the Company's deferred tax assets, including those generated at the Company, in certain of the Company's U.S. and non-U.S. subsidiaries, and its investment in Umbrella.
The Company regularly evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. As of June 30, 2026, the Company has recorded a full valuation allowance against its deferred tax assets generated by its subsidiaries in the U.S., the U.K., and other jurisdictions, as well as its investment in Umbrella. The key factor for providing a full valuation allowance was our 3-year cumulative loss position. Once the Company begins generating profits, we will re-evaluate whether the valuation allowance position taken remains appropriate or if the allowance should be reduced. The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.
The Company is currently under examination by the New York City UBT for the years ending December 2020 and 2021. We do not believe that there is material exposure in connection with the examination. As of June 30, 2026, the Company has evaluated its tax filing positions and assessed no change to the reserve of $0.2 million unrecognized tax benefits.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company’s financial instruments measured at fair value in the Condensed Consolidated Statements of Financial Position as of June 30, 2026, and December 31, 2025, have been categorized based on the fair value hierarchy as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$38	$—	$—	$38
Exchange-traded funds and BDC funds	43	—	—	43
Investments – External Strategic Managers	—	—	127,138	127,138
Investments – Affiliated Funds (1)	—	—	—	1,132
Other	3	—	—	3
Total	$84	$—	$127,138	$128,354

Liabilities:
Preferred stock tranche liability	$—	$—	$1,160	$1,160
Earn-out liabilities	—	—	39,817	39,817
TRA liability (2)	—	—	8,363	8,363
Total	$—	$—	$49,340	$49,340

	As of December 31, 2025
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$42	$—	$—	$42
Exchange-traded funds and BDC funds	35	—	—	35
Investments – External Strategic Managers	—	—	142,976	142,976
Investments – Affiliated Funds (1)	—	—	—	1,080
Other	6	57	—	63
Total	$83	$57	$142,976	$144,196

Liabilities:
Preferred stock tranche liability	$—	$—	$2,410	$2,410
Earn-out liabilities	—	—	57,411	57,411
TRA liability (2)	—	—	8,785	8,785
Total	$—	$—	$68,606	$68,606
(1) Investments in Affiliated Funds are measured at fair value using the NAV (or its equivalent) practical expedient. The Company’s investments in Affiliated Funds represent interests that do not trade in an active market and are valued using the NAV of each investment

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Level 3 Rollforwards
The following table sets forth a summary of changes in the fair value of Level 3 financial instruments as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(Dollars in Thousands)	Beginning balance	Issuances	Settlements	Net (gains) losses (1)	Other comprehensive loss	Ending balance
Assets:
Investments – External Strategic Managers (2)	$142,976	—	—	15,838	—	$127,138

Liabilities:
Preferred stock tranche liability	$2,410	—	—	(1,250)	—	$1,160
Business combination earn-out liability	$15,268	—	—	(11,596)	—	$3,672
EEA earn-out liability	$25,259	—	(7,713)	1,916	—	$19,462
Envoi earn-out consideration liability	$8,220	—	—	260	—	$8,480
Envoi earn-out growth consideration liability	$1,620	—	—	(20)	—	$1,600
Kontora earn-out liability	$7,044	—	—	(243)	(198)	$6,603
TRA liability	$8,785	—	—	(422)	—	$8,363

	As of December 31, 2025
(Dollars in Thousands)	Beginning balance	Issuances	Settlements	Net (gains) losses (1)	Other comprehensive income	Ending balance
Assets:
Investments – External Strategic Managers	$147,568	—	—	4,592	—	$142,976

Liabilities:
Preferred stock tranche liability	$3,940	—	—	(1,530)	—	$2,410
Business combination earn-out liability	$23,848	—	—	(8,580)	—	$15,268
EEA earn-out liability	$29,871	—	(7,387)	2,775	—	$25,259
Envoi earn-out consideration liability	$9,600	—	(2,953)	1,573	—	$8,220
Envoi earn-out growth consideration liability	$1,320	—	—	300	—	$1,620
Kontora earn-out liability	$—	5,743	—	1,059	242	$7,044
TRA liability	$9,378	—	—	(593)	—	$8,785

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Realized and unrealized gains/(losses) on Investments - External Strategic Managers, Preferred stock tranche liability, earn-out liabilities and TRA liability are recorded in Gain (loss) on investments, Gain (loss) on preferred stock tranche liability, Gain (loss) on earn-out liabilities, and Gain (loss) on TRA, respectively, in the Condensed Consolidated Statements of Operations.
(2) During the period ended June 30, 2026, developments affecting one of the investments in external manager's future operations and continuity resulted in a reassessment of significant unobservable inputs used in the Company's Level 3 valuation. The revised assumptions reduced the estimated fair value of the investment, and future changes in these assumptions will have a material effect on the valuation.
During the periods ended June 30, 2026 and December 31, 2025, there were no transfers from Level 3 to Level 1.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of June 30, 2026

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$127,138	Discounted Cash Flow	Discount rate	16.0% -32.5%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$8,363	Monte Carlo	Volatility	55.5%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	11.4% - 12.6%	Lower
			Equity risk premium	5.5% - 13.2%	Lower
Business Combination earn-out liability	$3,672	Monte Carlo	Volatility	60.0%	Higher
			Risk-free rate	4.1%	Higher
EEA earn-out liability	$19,462	Discounted Cash Flow	EBITDA Discount Rate	14.4%	Lower
			Risk-free rate	4.1%	Lower
			Credit spread	10.1%	Lower
Envoi earn-out consideration liability	$8,480	Discounted Cash Flow	Revenue risk-adjusted discount rate	11.5%	Lower
			Risk-free rate	4.0%	Lower
			Credit spread	9.9%	Lower
Envoi earn-out growth consideration liability	$1,600	Monte Carlo	Metric volatility	33.0%	Lower
			Risk-free rate	4.0%	Lower
			Revenue discount rate	11.5%	Lower
			Credit Risk Adjusted Discount Rate	13.9%	Lower
Kontora earn-out liability	$6,603	Discounted Cash Flow	Discount rate	10.9%	Lower
Preferred stock tranche liability	$1,160	Binomial lattice model	Volatility	47.5%	Lower
			Probability of option exercise	50.0%	Higher
			Risk-free rate	4.9%	Lower
			Credit spread	10.1%	Lower

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9)     Equity Method Investments
As of June 30, 2026 and December 31, 2025, the Company had $0.1 million and $0.1 million, respectively, of equity method investments recorded within Equity method investments on the Condensed Consolidated Statements of Financial Position. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.
For the three months ended June 30, 2026 and June 30, 2025 the Company recognized no impairment. For the six months ended June 30, 2026, the Company recognized no impairment. For the six months ended June 30, 2025 the Company recognized $1.7 million of impairment on its equity method investments within Gain (loss) on investments in the Condensed Consolidated Statements of Operations. Additionally, as part of the Business Combination, AlTi acquired the right to carried interest on several projects. These are held as assets at cost less impairment. The Company assesses indicators of impairment every quarter utilizing a number of factors, including market conditions. For the three and six months ended June 30, 2026 the Company recognized no impairment to these assets. For the three and six months ended June 30, 2025 the Company recognized $0.2 million and $0.4 million, respectively, of impairment to these assets.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Cost and Fair Value of Investments as of June 30, 2026 and December 31, 2025 are presented below:

	As of June 30, 2026		As of December 31, 2025
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$33	$38	$38	$42
Exchange-traded funds and BDC funds	21	43	17	35
TIG Arbitrage Associates Master Fund	482	578	482	566
TIG Arbitrage Enhanced Master Fund	179	396	179	362
Arkkan Opportunities Feeder Fund	111	158	111	152
Arkkan Capital Management Limited	20,062	973	20,062	19,543
Zebedee Asset Management	68,913	96,776	68,913	93,716
Romspen Investment Corporation	72,523	29,389	72,523	29,717
Other	3	3	55	63
Total Investments at fair value	$162,327	$128,354	$162,380	$144,196

Equity method investments:	Cost	Carrying Value	Cost	Carrying Value
Wealth management - investment advisory	$144	$144	$138	$138
Total Equity method investments	144	144	138	138

Total	$162,471	$128,498	$162,518	$144,334

The breakdown of realized and unrealized gains (losses) on Investments at fair value for the relevant periods, which are recorded in Gain (loss) on investments in the Condensed Consolidated Statements of Operations, are as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gains (Losses) on Investments at fair value:
Realized gains (losses)	$(1)	$(20)	$1	$(20)
Unrealized gains (losses)	(21,376)	3,790	(15,769)	(544)
Total gains (losses) on Investments at fair value	$(21,377)	$3,770	$(15,768)	$(564)

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11)    Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statements of Financial Position.

	As of June 30, 2026
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	22.1	$289,571	$(40,525)	$249,046
Trade names	9.4	12,234	(4,525)	7,709
License	15.0	4,414	(345)	4,069
Acquired internally developed software	5.0	700	(535)	165
Other intangible asset	2.5	680	(674)	6
Total amortized intangible assets		307,599	(46,604)	260,995
Non-amortized intangible assets (1)
Other intangible asset		4	—	4
Investment management agreements		166,000	—	166,000
Total non-amortized intangible assets		166,004	—	166,004
Total intangible assets		$473,603	$(46,604)	$426,999

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products and other intangible assets related to domain names and other software, for which there is no contractual termination date.
(2) As of June 30, 2026, gross carrying amounts related to the Company’s intangible assets include foreign currency translation difference of $(972) thousand.

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
Amortization expense was $4.1 million and $4.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $8.2 million and $7.8 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of June 30, 2026
2026	$8,128
2027	16,259
2028	16,214
2029	15,938
2030 and beyond	204,456
Total	$260,995

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12)    Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Condensed Consolidated Statements of Financial Position.

(Dollars in Thousands)	As of June 30, 2026	As of December 31, 2025
Fixed assets, net:
Leasehold improvements	$18,727	$18,705
Office equipment and furniture	6,573	5,653
Foreign currency translation adjustment	291	184
Accumulated depreciation	(8,041)	(6,852)
Fixed assets, net	$17,550	$17,690
Accrued income	17,644	18,409
Prepaid expenses	8,875	8,268
Sundry receivables	2,651	4,908
Other receivables	2,253	2,683
Third party receivables related to IRE	—	2,082
Other assets	2,912	2,406
Other assets, net (1)	$51,885	$56,446
(1) As of June 30, 2026 and December 31, 2025, these amounts include $0.1 million and $0.2 million, respectively, in receivables due from related parties. See Note 17 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Condensed Consolidated Statements of Financial Position.

(Dollars in Thousands)	As of June 30, 2026	As of December 31, 2025
Payroll taxes	$969	$1,754
Payroll	420	869
Corporation tax payable	4,362	2,532
Accrued legal	4,307	4,496
Other (1)	2,146	5,025
Other Liabilities, net (2)	$12,204	$14,676
(1) The other category is comprised primarily of miscellaneous payables and provisions.
(2) As of June 30, 2026 and December 31, 2025, these amounts include zero and $0.7 million, respectively, in liabilities due to related parties. See Note 17 (Related Party Transactions) for further details.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13)    Leases
The Company primarily has non-cancellable operating leases for office spaces across various countries. The Company categorizes leases as either operating or finance leases at the commencement date of the respective lease.
The components of lease costs are as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense	$2,396	$2,954	$4,785	$6,166
Variable lease expense	493	669	994	1,289
Short-term lease expense	97	78	119	123
Total lease expense (1)	$2,986	$3,701	$5,898	$7,578
(1) These amounts include $0.1 million and $0.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively, in operating lease expense from related parties. See Note 17 (Related Party Transactions) for further details.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025
Operating cash flow information:
Cash outflows - operating leases (1)	$4,091	$4,214
Right-of-use assets obtained in exchange for lease obligations	$4,212	$2,755
(1) These amounts include 0.2 million and 0.2 million, for the six months ended June 30, 2026 and June 30, 2025, respectively, in cash outflows related to operating leases from related parties. See Note 17 (Related Party Transactions) for further details.
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of June 30, 2026	As of December 31, 2025
Weighted-average remaining lease term	11.38	11.38
Weighted-average discount rate	6.17%	6.31%

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease payments for the Company’s operating leases as of June 30, 2026, are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
2026	$4,698
2027	9,288
2028	8,751
2029	7,474
2030	6,716
2031 and beyond	53,032
Total lease payments	89,959
Less: Imputed interest	26,439
Present value of lease liabilities	$63,520
(14)    Goodwill
The following table provides a reconciliation of Goodwill reported on the Condensed Consolidated Statements of Financial Position as of June 30, 2026 and December 31, 2025, respectively.

(Dollars in Thousands)	As of June 30, 2026	As of December 31, 2025

Beginning Balance	$385,966	$377,842
Goodwill recognized in connection with acquisitions	—	542
Measurement period adjustments	—	439
Currency translation and other adjustments	(1,521)	7,143
Ending Balance	$384,445	$385,966
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(15)    Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value	Debt Outstanding	Net Carrying Value (1)	Fair Value
Administrators Term Loan	$12,294	$11,591	$11,591	$—	$—	$—
Kontora Credit Facility
Term Loan	326	326	326	503	503	503
Revolving Line of Credit	416	416	416	380	380	380
Total Debt	$13,036	$12,333	$12,333	$883	$883	$883
(1) The carrying value of the Term Loans and Revolving Line of Credit approximates fair value as of June 30, 2026 and December 31, 2025.

Administrators Term Loan
On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement. The settlement amount of £11.2 million ($15.0 million) is noninterest bearing and paid in installments through November 2027. As of June 30, 2026, the outstanding balance of the settlement was $12.3 million. See Note 3 Discontinued Operations for further details.
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
Contractual maturities of the Administrators Term Loan and Kontora Term Loan as of June 30, 2026, are set out in the table below:

(Dollars in Thousands)	Administrators Term Loan	Kontora Term Loan	Aggregate Maturities

2026	$5,918	$579	$6,497
2027	6,376	163	6,539
Total	$12,294	$742	$13,036

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Allianz Tranche Right
The Company issued the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at the stated price for $18.5 million. As of June 30, 2026 and December 31, 2025, the Allianz Tranche Right of $1.2 million and $2.4 million, respectively, is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statements of Financial Position. For the three months ended June 30, 2026 and June 30, 2025, the change in fair value of the Allianz Tranche Right is $0.3 million and $(0.8) million, respectively, and for the six months ended June 30, 2026 and June 30, 2025 the change in fair value is $1.3 million and $1.8 million, respectively, which is recorded in the line item Gain (loss) on preferred stock tranche liability in the Condensed Consolidated Statements of Operations.
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

(Dollars in Thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Plan Contributions	$1,089	$958	$2,155	$1,862
As of June 30, 2026 $2.3 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(17)    Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Condensed Consolidated Financial Position Line Item	As of June 30, 2026	As of December 31, 2025
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members (1)	Other assets	$114	$223
Due from Equity Method Investees (2)	Other assets	$—	$22
Due from TIG related fee arrangements	Fees receivable, net	$563	$9,535

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members (3)	Accrued member distribution payable	$(3,358)	$(3,260)
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements (4) (5)	TRA liability	$(30,333)	$(25,724)
Due to certain employees (6)	Other liabilities	$—	$(747)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out (4) (5)	Earn-out liabilities, at fair value	$(3,672)	$(15,268)
EEA earn-out liability (4) (5)	Earn-out liabilities, at fair value	$(19,462)	$(25,259)
Envoi earn-out consideration liability (4) (5)	Earn-out liabilities, at fair value	$(8,480)	$(8,220)
Envoi earn-out growth consideration liability (4) (5)	Earn-out liabilities, at fair value	$(1,600)	$(1,620)
Kontora earn-out liability (4) (5)	Earn-out liabilities, at fair value	$(6,603)	$(7,044)
Preferred stock tranche liability (5)	Preferred stock tranche liability	$(1,160)	$(2,410)
Office lease liability (7)	Operating lease liabilities	$(1,008)	$(1,215)

Mezzanine Equity
Series A Preferred Stock (8)	Series A Redeemable Cumulative Convertible Preferred Stock	$173,052	$168,934
Series C Preferred Stock (8)	Series C Redeemable Cumulative Convertible Preferred Stock	$185,529	$176,904

Shareholders’ Equity
Allianz Warrants, net of issuance costs (8)	Additional paid-in capital	$6,591	$6,591
Constellation Warrants, net of issuance costs (8)	Additional paid-in capital	$3,003	$3,003
(1) Certain TWMH Members hold promissory notes bearing interest at 3.25% per annum, subject to annual forgiveness provisions contingent on continued employment. For the three months ended June 30, 2026 and June 30, 2025, the Company recognized $57 thousand and $56 thousand, respectively, and for the six months ended June 30, 2026 and June 30, 2025, the Company recognized $110 thousand and $112 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Condensed Consolidated Statements of Operations.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) Represents a Vendor Loan Note issued in connection with a share buyback transaction by a senior executive of the Company. The loan was settled in the second quarter of 2026.
(7) See Note 13 Leases for further detail on the Company’s related party lease arrangement. The Company leases office space in Singapore from a related party. For the three months ended June 30, 2026 and June 30, 2025, the Company recorded lease expense related to this lease of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company recorded lease expense related to this lease of $0.2 million and $0.2 million, respectively.
(8) The Company has issued Series A Preferred Stock to Allianz and Series C Preferred Stock to Constellation, each classified as mezzanine equity. As of June 30, 2026, the Series A and Series C Preferred Stock outstanding were 173,052 and 150,000 shares, respectively. See Note 21 Equity for further detail on warrant classification.
(18)    Segment Reporting
Prior to the third quarter ended September 30, 2025, the Company was organized into two reportable segments: Wealth & Capital Solutions and International Real Estate. On July 11, 2025, the Board approved a plan to appoint administrators over the International Real Estate Businesses. See Note 3 (Discontinued Operations) for further information. As such, during the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment, and has now been organized as one reportable segment since that date, and continues to operate as such as of June 30, 2026.
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
Expenses
The expense categories that are regularly reviewed by the CODM are presented in the Company’s Condensed Consolidated Statements of Operations. Items regularly reviewed consist of non-compensation expenses, such as professional fees, sales, distribution and marketing, travel and entertainment, systems, technology and telephone, occupancy costs and general, administrative, and other.
(19)     Earnings Per Share

The table below presents the Company’s treatment for basic and diluted earnings (loss) per share for instruments outstanding of the Company. Potentially dilutive instruments are only considered in the calculation to the extent they would be dilutive.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the Three and Six Months Ended
	June 30, 2026		June 30, 2025
	Basic	Diluted	Basic	Diluted
Class A Common Stock	Included	Included	Included	Included
Class B Common Stock (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Series C Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Allianz Tranche Right(3)	Excluded	If-converted method	Excluded	More dilutive of two-class method or if-converted method
Allianz Warrants(4)	Excluded	Treasury stock method	Excluded	Treasury stock method
Constellation Warrants(4)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(5)	Excluded	Treasury stock method	Excluded	Treasury stock method
PW Deferred Consideration Shares(6)	—	—	Included	Included
Acquisition-Related Awards(7)	Excluded	Included	Excluded	Treasury stock method
Unvested RSUs(8)	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (8)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for instruments related to the Company’s Business Combination and Envoi earn-out liability includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into shares of Class A Common Stock as of the beginning of the period. During the three months ended June 30, 2026 and 2025, Class B shares totaling 0 and 0, respectively, and the six months ended June 30, 2026 and 2025, Class B shares totaling 3,314,794 and 1,028,652, respectively, were converted into Class A Common Stock.
(2) The Company issued shares of Series A and C Preferred Stock in addition to warrants for shares of Class A Common Stock. Both Series A and C Preferred Stock are entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three and six months ended June 30, 2026 and 2025, the shares of Series A and C Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(3) The Allianz Tranche Right grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Stock at an aggregate purchase price of up to $50 million. Any additional shares of Series A Preferred Stock issued to Allianz will abide under the same conditions and terms as under the Investment. The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in the calculation of diluted earnings per share if the right has been exercised within the reporting period. For the three and six months ended June 30, 2025, an additional 18,471 shares under the Allianz Tranche Right were issued; however, these shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4) As mentioned in footnotes 2 above, the Company issued shares of Series A and C Preferred Stock in addition to warrants for Class A Shares to Allianz and Constellation. The warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the warrants are classified as a component of equity and can be exercised in exchange for Class A Shares, the treasury stock method is used to calculate diluted earnings per share. For the three and six months ended June 30, 2026 and 2025, the warrants were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(5) Earn-Out Shares are the portion of estimated contingent consideration related to the Business Combination, EEA earn-out liability, and Envoi growth-consideration liability that could be paid out in Class A Common Stock. Earn-Out shares are excluded from the calculation of basic earnings per share if the contingency has not been resolved as of the current reporting period.
The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. For the three and six months ended June 30, 2026, all Earn-Out shares were excluded from the calculation of diluted earnings per share as their effects were determined to be anti-dilutive. For the three and six months ended June 30, 2025, the Earn-Out shares related to EEA and Envoi were included in dilutive earnings per share, while those related to the Business Combination were excluded as the effects were determined to be anti-dilutive.
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
(7) Acquisition-Related Awards include EEA Equity Awards, Envoi Equity Awards, Singapore Equity Awards and Kontora Earn-Ins. Certain compensatory awards related to the PW acquisition (the “PW Equity Awards”) and Singapore Equity Awards were reclassified to be paid out fully in cash rather than equity during the quarter ended March 31, 2025 and June 30, 2026, respectively. As such, the PW Equity Awards and Singapore Equity Awards were excluded from the Company’s earnings per share calculations for the respective periods.
Service periods related to the Acquisition-Related Awards had not been completed as of the three and six months ended June 30, 2026 and 2025 and therefore such shares were excluded from the calculation of basic earnings per share.
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
For the three and six months ended June 30, 2026 and June 30, 2025, the Acquisition-Related Awards, excluding Envoi Equity Awards, were excluded because their effects were determined to be anti-dilutive. These awards included the PW Equity Awards and Holbein Earn-Ins through the quarters ended June 30, 2025 and March 31,2025, respectively. Refer to Note 6 (Equity-Based Compensation) for additional details for the Acquisition-Related Awards.
(8) RSUs vest over the required service period, and PRSUs vest based on both a market condition and a required service period. As such, unvested RSUs and PRSUs are excluded from the calculation of basic earnings per share.
The treasury stock method is applied for calculating the dilutive effects of share-based payment awards. For the three and six months ended June 30, 2026 and 2025, unvested RSUs and PRSUs were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. See Note 6 (Equity-Based Compensation) for additional details.

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

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands, except share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss from continuing operations	$(30,751)	$(26,061)	$(22,361)	$(22,024)
Net loss attributable to noncontrolling interests in subsidiaries from continuing operations	(7,277)	(5,681)	(6,591)	(10,473)
Net loss attributable to AlTi Global, Inc	$(23,474)	$(20,380)	$(15,770)	$(11,551)
Less: Preferred stock dividends	(10,959)	(12,101)	(17,330)	(17,762)
Loss from continuing operations available to Class A shareholders - basic	$(34,433)	$(32,480)	$(33,100)	$(29,313)
Loss from continuing operations available to Class A shareholders - diluted	$(34,433)	$(32,480)	$(33,100)	$(29,313)

Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic	110,857,966	99,915,503	107,956,035	97,413,553
Weighted-average shares of Class A Common Stock outstanding - diluted	110,857,966	99,915,503	107,956,035	97,413,553
Net loss from continuing operations per Class A Common Stock - basic	$(0.31)	$(0.33)	$(0.31)	$(0.30)
Net loss from continuing operations per Class A Common Stock - diluted	$(0.31)	$(0.33)	$(0.31)	$(0.30)
The following table summarizes the securities that were anti-dilutive for the periods presented. As a result, these securities were excluded from the computation of diluted earnings per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Class B Common Stock and Class B Units	43,339,600	47,475,580	44,789,338	48,270,404
Allianz and Constellation Warrants	7,000,000	7,000,000	7,000,000	7,000,000
Preferred Stock	41,216,110	38,344,289	40,849,965	36,950,614
Earn-Out Shares	15,097,932	12,705,282	15,228,473	13,747,059
Acquisition-Related Awards	781,407	1,311,287	1,561,660	1,358,933
Stock Awards	4,549,865	820,784	4,555,883	2,130,836
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
As of June 30, 2026 and December 31, 2025, the liability associated with the TRA was approximately $30.3 million and $25.7 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of June 30, 2026 and December 31, 2025, the Company carried $8.4 million and $8.8 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
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
As of June 30, 2026, holders of Class B Units have exchanged a total of 14,159,194 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.21 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of June 30, 2026, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $30.3 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
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
The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of June 30, 2026 and December 31, 2025, the fair value of the earn-out shares was $3.7 million and $15.3 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
EEA Earn-out Liability
On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. Settlements related to this contingent consideration totaled $7.7 million for the quarter ended June 30, 2026 and $7.4 million for the year ended December 31, 2025. As of June 30, 2026 and December 31, 2025, the EEA earn-out liability of $19.5 million and $25.3 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Envoi Earn-out Liability
On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of June 30, 2026 and December 31, 2025, the Envoi earn-out consideration liability of $8.5 million and $8.2 million, respectively, and the Envoi earn-out growth consideration liability of $1.6 million and $1.6 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, which is payable in cash and tied to certain revenue streams acquired in the Kontora Acquisition. Amounts will become payable annually between the closing date and December 31, 2035. The Kontora earn-out liability of $6.6 million and $7.0 million, as of June 30, 2026 and December 31, 2025, respectively, is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
Letter of Credit
On December 19, 2024, the Company entered into a letter of credit (the “Facility Agreement”) with BMO Harris Bank N.A. for the purpose of issuing instruments under this Facility Agreement through December 19, 2025 (the “Termination Date”). The Company will deposit a cash collateral equal to 102% of the amount of each instrument issued. The aggregate outstanding face amount of all issued instruments shall not exceed $5.0 million and shall have an expiry date of no later than one year from the Termination Date. Upon an issuance, the Company will pay a commitment fee equal to (i) the actual daily amount of the unused commitment, multiplied by (ii) 0.3% (the “Commitment Fee”). The Commitment Fee shall be calculated on the basis of a year of 365 days and shall be payable quarterly in arrears on the last day of each fiscal quarter. As of June 30, 2026 and December 31, 2025, the Company has existing letters of credit in the amount of $2.6 million and $3.4 million, respectively, under the Facility Agreement.
Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of June 30, 2026 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial position, or cash flows.
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
As of June 30, 2026 and December 31, 2025, a provision of $3.5 million and $3.6 million, respectively, has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
International Real Estate Businesses
In connection with the administration of the International Real Estate Businesses, the Company and the Administrators have negotiated a settlement of outstanding intercompany balances between certain of our affiliates and the International Real Estate Businesses. On March 19, 2026, the Company and certain of our affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement and concluding this matter. The settlement amount of £11.2 million ($15.0 million) will be paid in installments through November 2027. On March 19, 2026, the Company also entered into a transitional services agreement, pursuant to which it will provide certain administrative support services to the International Real Estate Businesses through December 31, 2027. The reimbursement for these services was part of the negotiated adjustments to the settlement amount.
(21)    Equity
Class A Common Stock
As of June 30, 2026 and December 31, 2025, there were 115,069,666 and 103,330,155, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both June 30, 2026 and December 31, 2025. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of June 30, 2026 and December 31, 2025, there were 40,873,767 and 44,188,561, respectively, shares of Class B Common Stock outstanding.
Treasury Stock
From time to time, the Company may repurchase common shares related to its equity-based compensation award programs. For the six months ended June 30, 2026, 1,300,341 shares of Class A Common Stock were repurchased and classified as Treasury Stock on the Condensed Consolidated Statements of Financial Position, in the amount of $5.7 million. Treasury Stock was recorded at cost, representing the market price on the repurchase date, and was accounted for as a reduction of shareholders’ equity.
Series A Preferred Stock
As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statements of Financial Position as they are not mandatorily redeemable as of June 30, 2026. As of June 30, 2026, the Series A Preferred Stock totals 173,052 shares, which is inclusive of dividends paid in kind.
Series C Preferred Stock
In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statements of Financial Position as they are not mandatorily redeemable as of June 30, 2026.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Allianz and Constellation Warrants
In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that the warrants are derivatives that meet the equity classification criteria. As of both June 30, 2026 and December 31, 2025, the Constellation and Allianz Warrants of $9.6 million and $9.6 million are recorded as a component of equity net of issuance costs in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statements of Financial Position.
(22)     Subsequent Events
Management evaluated events and transactions through the date of issuance of these financial statements. Based on management’s evaluation there are no events subsequent to June 30, 2026 that require adjustment to or disclosure in the condensed consolidated financial statements, except as noted below.

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
Our Business
AlTi is a global wealth and investment partner to families, foundations and institutions, helping clients activate capital with clarity, bring structure to complexity, and plan with purpose across borders and generations. AlTi combines the breadth of a global firm with the service offering of a family office to deliver solutions designed to meet the full complexity of wealth and capital. We manage or advise approximately $96.0 billion in combined assets as of June 30, 2026. We have approximately 465 professionals operating in 19 cities in nine countries across three continents as of June 30, 2026. We provide holistic solutions for our UHNW and institutional clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.
AlTi operates an open-architecture investment platform, evaluating opportunities across a broad universe of third-party managers and solutions. Investment recommendations are based solely on each client’s objectives, risk profile and circumstances. All investment solutions are subject to a rigorous due diligence and governance framework, and recommendations are made solely on the basis of what we believe is the best outcome for clients.
Separately, we have one internally managed fund and stakes in three Externally-Managed Funds in our alternatives platform, with a largely institutional client base. These are subject to the same due diligence, governance and suitability rules as third-party investment solutions.
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
Our internally managed TIG Arbitrage fund, part of our alternatives platform with a largely institutional client base, is entitled to receive incentive fees from the assets it manages if certain performance returns have been achieved. These incentive fees range from 15% to 20% of net profits. In compliance with ASC 606, we recognize these fees only when it is probable that a significant revenue reversal will not occur. Our incentive fees are not subject to clawback provisions.
Wealth and institutional clients in certain jurisdictions may pay performance or incentive fees if their portfolio achieves returns in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization and are not accrued prior to being earned.
Distributions from Investments
Distributions from investments are generated from the equity interests we have in three external managers, as part of our alternatives platform with a largely institutional client base. Distributions from each external manager are recorded upon receipt of the distribution. These distributions are generated through our equity interest in the external manager’s management fees and incentive fees. The management fee component of the distributions is recurring in nature, while the incentive portion, which is performance based, is more susceptible to impact from exogenous factors. Our economic interests in the External Strategic Managers are as follows:
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
During the second quarter of 2026, global financial markets experienced a rebound from the elevated volatility that characterized the first quarter of the year. U.S. equity markets recovered as geopolitical tensions and energy-price pressures eased from their earlier peaks, supported by resilient economic growth, strong corporate earnings, and continued interest in investments related to artificial intelligence and other technologies. The S&P 500 increased approximately 18% during the quarter, the Nasdaq Composite advanced approximately 26%, and the MSCI World Index increased approximately 16%.
The U.S. economy demonstrated expansion in the first half of 2026. According to the Bureau of Economic Analysis’ advance estimate released on July 30, 2026, real gross domestic product (“GDP”) increased at an annual rate of 1.5% during the second quarter of 2026, compared with 2.1% during the first quarter. Contributors to second quarter real GDP growth were consumer spending and business investment, which were partially offset by reduced government spending and higher imports.
Inflation remained above the Federal Reserve's long-term 2% target during the second quarter of 2026, with policymakers noting in June that this was due in part to supply shocks that led to price increases in energy and other sectors. The Personal Consumption Expenditures (“PCE”) Price Index increased 3.8%, 4.1% and 3.7% year-over-year in April, May and June 2026, respectively. The core PCE Price Index Excluding Food and Energy increased 3.3%, 3.4% and 3.3% year-over-year in April, May and June 2026, respectively. Although headline and core inflation moderated modestly by quarter end, inflation remained elevated and continued to influence expectations for monetary policy and financial market conditions during the second quarter of 2026.
Our operations are also affected by movements in interest rates, which influence the value of our clients’ portfolios and, in turn, our revenue. Following three quarter‑point rate reductions in late 2025, the Federal Reserve held the federal funds rate steady at a target range of 3.50%–3.75% at each of its meetings in the first half of 2026. Policymakers in June 2026 continued to emphasize their commitment to returning inflation to the Federal Reserve’s long-term target, noting that productivity growth and business investment were strong, and economic expansion continued despite elevated uncertainty that it attributed in part to geopolitical tensions.
We continue to monitor developments related to these macroeconomic factors and assess their potential impact on both financial markets and our business. As with all businesses of this nature, a slowdown in inflows or sustained market declines could negatively affect our future results, potentially leading to reduced management fees. At this time, the full impact of these events on financial markets, the broader economy, and our financial statements remains uncertain. For more information, please refer to Part I, Item 1A. “Risk Factors” of our Annual Report for previously disclosed risk factors.
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

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2026	June 30, 2025	$ Change
Revenues
Management/advisory fees	$54,444	$49,237	$5,207
Incentive fees	19	454	(435)
Distributions from investments	3,416	2,664	752
Other income/fees	144	21	123
Total Revenues	58,023	52,376	5,647

Net loss from continuing operations	(30,751)	(26,061)	(4,690)
Interest expense	165	2	163
Income tax benefit (expense) from continuing operations	101	(4,758)	4,859
Depreciation and amortization	4,689	4,619	70
EBITDA Reported	(25,796)	(26,198)	402

Stock based compensation (a)	6,293	9,192	(2,899)
Transaction expenses (b)	3,669	6,975	(3,306)
Change in fair value on investments and non-recurring realized (gain)/losses on sales (c)	21,380	(3,003)	24,383
Change in fair value of earn-out liabilities (d)	(102)	7,385	(7,487)
Change in fair value of TRA liability (e)	(221)	748	(969)
Organization streamlining cost (f)	440	9,133	(8,693)
Change in fair value of Preferred stock tranche liability (g)	(250)	750	(1,000)
Adjusted EBITDA	$5,413	$4,982	$431
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
(d)Add-back of the change in fair value of the earn-out liabilities.
(e)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.
(f)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic realignment.
(g)Add-back of the change in fair value of Preferred stock tranche liability.

	For the Six Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2026	June 30, 2025	$ Change
Revenues
Management/advisory fees	$106,339	$94,012	$12,327
Incentive fees	(70)	550	(620)
Distributions from investments	24,684	14,874	9,810
Other income/fees	175	27	148
Total Revenues	131,128	109,463	21,665

Net loss from continuing operations	(22,361)	(22,024)	(337)
Interest (income) expense	(159)	153	(312)
Income tax benefit (expense) from continuing operations	60	(6,381)	6,441
Depreciation and amortization	9,395	8,968	427
EBITDA Reported	(13,065)	(19,284)	6,219

Stock based compensation (a)	19,942	16,203	3,739
Transaction expenses (b)	6,361	13,548	(7,187)
Change in fair value on investments and non-recurring realized (gain)/losses on sales (c)	15,775	1,331	14,444
Change in fair value of earn-out liabilities (d)	(9,683)	(5,198)	(4,485)
Change in fair value of TRA liability (e)	(422)	444	(866)
Organization streamlining cost (f)	2,636	12,022	(9,386)
Change in fair value of preferred stock tranche liability (g)	(1,250)	(1,790)	540
Adjusted EBITDA	$20,294	$17,276	$3,018
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of transaction expenses related to the Business Combination, subsequent acquisitions or divestitures, and issuance of preferred and common stock, including compensation arrangements, legal fees, accounting advisory fees, litigation settlements, technology implementations, consultancy fees, among others.
(c)Add-back of the change in fair value of investments held at fair value and non-recurring realized (gain)/loss on sale.
(d)Add-back of the change in fair value of the earn-out liabilities.
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
The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statements of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(Dollars in Thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Adjusted Net Income and Adjusted EBITDA
Net income before taxes from continuing operations	$(30,650)	$(30,819)	$(22,301)	$(28,405)
Stock-based compensation (a)	6,293	9,192	19,942	16,203
Transaction expenses (b)	3,669	6,975	6,361	13,548
Change in fair value of TRA liability (c)	(221)	748	(422)	444
Change in fair value of investments and non-recurring realized (gain)/loss on sales (d)	21,380	(3,003)	15,775	1,331
Change in fair value of earn-out liabilities (e)	(102)	7,385	(9,683)	(5,198)
Organization streamlining cost (f)	440	9,133	2,636	12,022
Change in fair value of preferred stock tranche liability (g)	(250)	750	(1,250)	(1,790)
Adjusted income before taxes	559	361	11,058	8,155
Adjusted income tax expense	(55)	(201)	(1,631)	(2,774)
Adjusted Net Income	504	160	9,427	5,381
Interest (income) expense	165	2	(159)	153
Income tax benefit (expense)	101	(4,758)	60	(6,381)
Net income tax adjustments	(46)	4,959	1,571	9,155
Depreciation and amortization	4,689	4,619	9,395	8,968
Adjusted EBITDA	$5,413	$4,982	$20,294	$17,276
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
(d)Add-back of the change in fair value of the earn-out liabilities.
(e)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.
(f)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic realignment.
(g)Add-back of the change in fair value of Preferred stock tranche liability.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, as of June 30, 2026, which are discussed below.

AlTi Global, Inc.
AUM:	$51.4 billion
AUA:	$96.0 billion

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
The table below presents the change in our total AUM for our operating segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Six Months Ended
AUM	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning Balance:	$46,890	$42,877	$47,941	$43,091
Net client change	690	214	469	53
Cash Flow, net	(275)	(618)	(512)	(552)
Market Performance, net	2,347	2,093	1,754	1,974
Acquisitions (dispositions)	—	1,378	—	1,378
Ending Balance:	$49,652	$45,944	$49,652	$45,944
Average AUM	$48,271	$44,411	$48,797	$44,518

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
The table below presents the change in our total AUA for our operating segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Six Months Ended
AUA	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning Balance:	$83,003	$60,611	$85,816	$60,473
Acquisitions	—	15,717	—	15,717
Change	5,835	4,498	3,022	4,636
Ending Balance:	$88,838	$80,826	$88,838	$80,826
Average AUA	$85,921	$70,719	$87,327	$70,650

Investments in Alternative Platforms - AUM/AUA
Within the Alternatives platform, assets consist of assets managed by TIG Arbitrage (AUM $1.8 billion and $1.8 billion as of June 30, 2026 and December 31, 2025, respectively), and the External Strategic Managers (AUA $5.4 billion and $5.5 billion as of June 30, 2026 and December 31, 2025, respectively).
The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the three and six months ended June 30, 2026 and June 30, 2025:
Alternatives Platform

(Dollars in Millions)	AUM/AUA at April 1, 2026	Gross Appreciation	New Investments	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at June 30, 2026	Average AUM/AUA	Change
TIG Arbitrage	$1,776	$34	$—	$73	$(101)	$—	$(4)	$1,778	$1,777	$2
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$1,826	$(27)	$—	$—	$—	$—	$(7)	$1,792	$1,809	$(34)
European Equities	$2,500	$57	$—	$27	$(23)	$—	$(8)	$2,553	$2,527	$53
Asian Credit and Special Situation	$980	$25	$—	$68	$—	$—	$(7)	$1,066	$1,023	$86
External Strategic Managers Subtotal	$5,306	$55	$—	$95	$(23)	$—	$(22)	$5,411	$5,359	$105
Total	$7,082	$89	$—	$168	$(124)	$—	$(26)	$7,189	$7,136	$107

(Dollars in Millions)	AUM/AUA at April 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at June 30, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,588	$84	$163	$130	$(144)	$—	$(5)	$1,816	$1,702	$228
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$1,923	$90	$—	$—	$—	$—	$(42)	$1,971	$1,947	$48
European Equities	$1,902	$141	$—	$42	$(8)	$—	$(9)	$2,068	$1,985	$166
Asian Credit and Special Situation	$1,173	$3	$—	$2	$(48)	$—	$(4)	$1,126	$1,150	$(47)
External Strategic Managers Subtotal	$4,998	$234	$—	$44	$(56)	$—	$(55)	$5,165	$5,082	$167
Total	$6,586	$318	$163	$174	$(200)	$—	$(60)	$6,981	$6,784	$395

(Dollars in Millions)	AUM/AUA at January 1, 2026	Gross Appreciation	New Investments	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at June 30, 2026	Average AUM/AUA	Change
TIG Arbitrage	$1,761	$47	$—	$161	$(183)	$—	$(8)	$1,778	$1,770	$17
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$1,891	$(84)	$—	$—	$—	$—	$(15)	$1,792	$1,842	$(99)
European Equities	$2,502	$29	$—	$89	$(51)	$—	$(16)	$2,553	$2,528	$51
Asian Credit and Special Situation	$1,119	$33	$—	$93	$(50)	$(118)	$(11)	$1,066	$1,093	$(53)
External Strategic Managers Subtotal	$5,512	$(22)	$—	$182	$(101)	$(118)	$(42)	$5,411	$5,463	$(101)
Total	$7,273	$25	$—	$343	$(284)	$(118)	$(50)	$7,189	$7,233	$(84)

(Dollars in Millions)	AUM/AUA at January 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at June 30, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,719	$129	$163	$176	$(362)	$—	$(8)	$1,817	$1,768	$98
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,019	$—	$—	$—	$—	$—	$(48)	$1,971	$1,995	$(48)
European Equities	$1,848	$144	$—	$111	$(22)	$—	$(15)	$2,066	$1,957	$218
Asian Credit and Special Situation	$1,260	$44	$—	$6	$(171)	$—	$(12)	$1,127	$1,194	$(133)
External Strategic Managers Subtotal	$5,127	$188	$—	$117	$(193)	$—	$(75)	$5,164	$5,146	$37
Total	$6,846	$317	$163	$293	$(555)	$—	$(83)	$6,981	$6,914	$135
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

Components of Consolidated Results of Operations
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

Results of Operations
Consolidated Results of Operations – For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2026	June 30, 2025	$ Change
Revenues
Management/advisory fees	$54,444	$49,237	$5,207
Incentive fees	19	454	(435)
Distributions from investments	3,416	2,664	752
Other income/fees	144	21	123
Total Revenues	58,023	52,376	5,647

Expenses
Compensation and employee benefits	41,367	43,502	(2,135)
Non-compensation expenses	27,507	34,453	(6,946)
Total Operating Expenses	68,874	77,955	(9,081)

Other income	(19,799)	(5,240)	(14,559)
Net loss before taxes from continuing operations	(30,650)	(30,819)	169
Income tax (expense)/benefit from continuing operations	(101)	4,758	(4,859)
Net (loss) income from continuing operations	$(30,751)	$(26,061)	$(4,690)
Revenue
Management / advisory fees. Management and advisory fees for the three months ended June 30, 2026, increased by $5.2 million compared to the three months ended June 30, 2025. This increase was driven by higher fees due to increases in our AUM largely attributable to our acquisition of Kontora in the second quarter of 2025, positive net client flows, and strong portfolio performance.
Incentive fees. For the three months ended June 30, 2026, incentive fees decreased by $0.4 million compared to the three months ended June 30, 2025. This decrease is attributable to less fund redemptions resulting in lower crystallized incentive fees in the TIG Arbitrage strategy for the current year as well as fee true-ups occurring in the first quarter, which led to lower crystallized incentive fees in the current period.
Distributions from investments. Distributions from investments for the three months ended June 30, 2026 increased by $0.8 million compared to the three months ended June 30, 2025. This increase was primarily due to higher distributions related to management fees in the European Equities strategy and the Real Estate Bridge Lending Strategy.
Other fees / income. Other fees and income for the three months ended June 30, 2026 was relatively flat compared to the three months ended June 30, 2025 with a slight increase of $0.1 million related to higher fees related to one-off arrangements.
Expenses
Compensation expense. Compensation expense for the three months ended June 30, 2026 decreased by $2.1 million compared to the three months ended June 30, 2025. This was primarily due to a decrease in equity-based compensation expense associated with previously granted awards.
Non-compensation expense. Non-compensation expenses for the three months ended June 30, 2026 decreased by $6.9 million as compared to the three months ended June 30, 2025, primarily driven by a $6.1 million decrease in professional fees resulting from the realization of our expense initiative savings taking hold in the income statement and supported by smaller decreases in the systems, technology, and telephone and general, administrative, and other financial statement line items.
Other income
Other income for the three months ended June 30, 2026 decreased by $14.6 million compared to the three months ended June 30, 2025. The decrease was primarily driven by a $24.9 million decline in gain (loss) on investments, the largest component of which was an $18.5 million on our investment in Asian Credit and Special Situations.The unrealized loss reflects a decision by the investment manager to wind down the fund over a 12-month horizon. Separately, and unrelated to the fund investment, the loss on the fair value of our earn-out liabilities decreased by $7.5 million compared to the prior period, partially offsetting the decline, along with other movements in other income.
Taxes
The Company’s effective tax rate was 0.2% for the three months ended June 30, 2026 compared to 15.4% for three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differed from the statutory U.S. corporate tax rate primarily due to the portion of income allocated to noncontrolling interest, state and local taxes, and the impact of a full valuation allowance on many of the Company’s deferred tax assets, including those generated at the Company, in certain of the Company’s U.S. and non-U.S. subsidiaries and its investment in Umbrella. The effective tax rate for the three months ended June 30, 2025 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination.
Consolidated Results of Operations – For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	For the Six Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	June 30, 2026	June 30, 2025	$ Change
Revenues
Management/advisory fees	$106,339	$94,012	$12,327
Incentive fees	(70)	550	(620)
Distributions from investments	24,684	14,874	9,810
Other income/fees	175	27	148
Total Revenues	131,128	109,463	21,665

Expenses
Compensation and employee benefits	97,641	83,921	13,720
Non-compensation expenses	55,002	59,531	(4,529)
Total Operating Expenses	152,643	143,452	(9,191)

Other income (expenses)	(786)	5,584	(6,370)
Net loss before taxes from continuing operations	(22,301)	(28,405)	6,104
Income tax (expense) benefit from continuing operations	(60)	6,381	(6,441)
Net loss from continuing operations	$(22,361)	$(22,024)	$(337)

Revenue

Management / advisory fees. Management and advisory fees for the six months ended June 30, 2026, increased by $12.3 million compared to the six months ended June 30, 2025. This increase was driven by higher fees due to increases in our AUM largely attributable to our acquisition of Kontora in the second quarter of 2025, positive net client flows, and strong portfolio performance.

Incentive fees. For the six months ended June 30, 2026, incentive fees decreased by $0.6 million compared to the six months ended June 30, 2025. This decrease is attributable to less fund redemptions resulting in lower crystallized incentive fees in the TIG Arbitrage strategy for the current year as well as fee true-ups occurring in the first quarter, which led to lower crystallized incentive fees in the current period.

Distributions from investments. Distributions from investments for the six months ended June 30, 2026 increased by $9.8 million compared to the six months ended June 30, 2025. This increase was due to higher distributions related to management and incentive fees in the External Strategic Managers strategies in the current period resulting from stronger performance of these strategies compared to the prior year.

Other fees / income. Other fees and income for the six months ended June 30, 2026 increased by $0.1 million compared to the six months ended June 30, 2025. This increase was primarily driven by higher transactional income related to the Company’s acquisition of Kontora.
Expenses

Compensation expense. Compensation expense for the six months ended June 30, 2026 increased by $13.7 million compared to the six months ended June 30, 2025. This increase was primarily due to higher compensation costs tied to acquisition-driven compensation and benefits, acquisition-related earn-outs, new equity grants, and management restructuring expenses.

Non-compensation expense. Non-compensation expenses for the six months ended June 30, 2026 decreased by $4.5 million as compared to the six months ended June 30, 2025, primarily driven by a $6.2 million decrease in one-time and transactional professional fees, a $1.3 million decrease in systems, technology, and telephone expenses as a result of a review of service providers resulting in rationalization, and a $0.9 million decrease in occupancy costs as a result of us decreasing the size of our real estate footprint. This was partially offset by a $3.0 million increase in general, administrative and other costs primarily due to negative foreign exchange adjustments, higher directors’ fees, and other miscellaneous expenses.

Other income (expenses)

Other income (expenses) for the six months ended June 30, 2026 decreased by $6.4 million compared to the six months ended June 30, 2025. The decrease was primarily driven by an $18.5 million unrealized loss on our investment in Asian Credit and Special Situations, which reflects a decision by the investment manager to wind down the fund over a 12-month horizon. Separately, and unrelated to the fund investment, the gain on the fair value of our earn-out liabilities increased by $4.5 million compared to the prior period, partially offsetting the decline, along with other movements in other income.

Taxes

The Company’s effective tax rate was (0.3)% for the six months ended June 30, 2026 compared to 22.5% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 differed from the statutory U.S. corporate tax rate primarily due to the portion of income allocated to noncontrolling interests, state and local taxes, and the impact of a full valuation allowance on the Company’s deferred tax assets, including those generated in the Company’s subsidiaries in the U.S. and the U.K. and its investment in Umbrella. The effective tax rate for the six months ended June 30, 2025 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination.

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
Administrators Term Loan
On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement. The settlement amount of £11.2 million ($15.0 million) is noninterest bearing and paid in installments through November 2027. As of June 30, 2026, the outstanding balance of the settlement was $12.3 million.
Kontora Credit Facility
On April 30, 2025, the Company acquired Kontora. See Note 4 (Business Combinations) in our accompanying condensed consolidated financial statements. Kontora has a term loan with HypoVereinsbank. Throughout the period of the term loan Kontora Family Office GmbH, as a standalone entity, is required to maintain economic equity of the higher of $1.8 million or 30% of the total assets of this standalone entity. At June 30, 2026, the term loan had an outstanding principal amount of $0.3 million. In addition, Kontora has a revolving line of credit, with an aggregate borrowing facility of $0.9 million with HypoVereinsbank, which expires on July 25, 2029. The funded amounts under this revolving line of credit bear no restrictions on its use. At June 30, 2026, there was $0.4 million outstanding borrowings under the revolving line of credit.
Allianz and Constellation Investment
On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (the “Allianz Warrants”). As of June 30, 2026, none of the Allianz Warrants have been exercised.
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
On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of June 30, 2026, none of the Constellation Warrants have been exercised.
Cash Flows
For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following tables and discussion summarize our Condensed Consolidated Statements of Cash Flows by activity attributable to AlTi for the periods indicated. Negative amounts represent an outflow or use of cash.

	For the Six Months Ended		Favorable (unfavorable)
(Dollars in Thousands)	June 30, 2026	June 30, 2025	$ Change
Net cash provided by (used in) operating activities	$2,864	$(50,552)	$53,416
Net cash provided by investing activities	(689)	13,222	(13,911)
Net cash (used in) provided by financing activities	(12,116)	12,004	(24,120)
Effect of exchange rate on cash balances	(21)	1,695	(1,716)
Net decrease in cash and cash equivalents	$(9,962)	$(23,631)	$13,669
Cash and cash equivalents decreased by $10.0 million during the six months ended June 30, 2026 primarily due to the Company’s net financing activities during the period, partially offset by the Company’s net operating activities during the period.
Operating Activities
Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits and professional fees. Our net operating cash inflow of $2.9 million for the six months ended June 30, 2026, was primarily driven by a decrease in Fees receivable of $29.7 million resulting from fee collections and offset by a decrease in Accrued compensation and profit sharing of $28.3 million resulting from payments to employees.
Our net operating cash outflow of $50.6 million for the six months ended June 30, 2025, was primarily driven by the Company’s net operating loss from continuing operations for the period, as operating expenses exceeded revenues, as well as a decrease in Accrued compensation and profit sharing of $21.2 million.
Investing Activities
There was an immaterial movement in cash provided by or used in investing activities during the six months ended June 30, 2026.
Net cash provided by investing activities of $13.2 million during the six months ended June 30, 2025, was driven primarily by the proceeds received of $20.4 million from the sale of an equity method investment. This was partially offset by the acquisition of Kontora in the second quarter of 2025.

Financing Activities
Net cash used in financing activities of $12.1 million during the six months ended June 30, 2026, resulting from the cash payment of the EEA earn-out liability of $3.7 million, the repurchase of Class A Common Stock of $5.7 million, and payments on term loans and lines of credit of $2.8 million.
Net cash provided by financing activities of $12.0 million for the six months ended June 30, 2025, primarily resulted from proceeds from issuance of preferred stock and constellation warrants of $18.5 million and partially offset by the payment of earn-out and earn-in liabilities.

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
As of June 30, 2026 and December 31, 2025, the liability associated with the TRA was approximately $30.3 million and $25.7 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of June 30, 2026 and December 31, 2025, the Company carried $8.4 million and $8.8 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
As of June 30, 2026, holders of Class B Units have exchanged a total of 14,159,194 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.21 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of June 30, 2026, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $30.3 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.

Warrants
On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of June 30, 2026, none of the Constellation Warrants have been exercised.
On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock. As of June 30, 2026, none of the Allianz Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of June 30, 2026 and December 31, 2025, the fair value of the earn-out share liability was $3.7 million and $15.3 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.
East End Advisors Contingent Consideration
On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of June 30, 2026 and December 31, 2025, the fair value of the earn-out share liability was $19.5 million and $25.3 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.

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
Envoi Earn-out Liability
On July 1, 2024, the Company acquired substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of June 30, 2026 and December 31, 2025, the Envoi earn-out consideration liability of $8.5 million and $8.2 million, respectively, and the Envoi earn-out growth consideration liability of $1.6 million and $1.6 million, respectively, are included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.

Kontora Earn-out Consideration
On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the Closing Date and December 31, 2035. As of June 30, 2026 and December 31, 2025, the Kontora earn-out liability of $6.6 million and $7.0 million, respectively, is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Position. As of June 30, 2026, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of June 30, 2026 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial position, or cash flows.
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
As of June 30, 2026, a provision of $3.5 million has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to US GAAP that went into effect during the period ended June 30, 2026 have substantively impacted our recent trends or are expected to substantively impact our future trends. The Company is currently evaluating the impact of new accounting pronouncements not yet adopted on its consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not fully effective due to remaining material weaknesses in internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting.
Based on its assessment of the Company’s internal control over financial reporting, including the progress made to date to remediate control weaknesses previously identified, the following updates to remediating material weaknesses in our internal control over financial reporting remain as of June 30, 2026, are discussed below.
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
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K, management identified one of the three remaining material weaknesses in internal control over financial reporting relating to insufficiently documented process-level controls that support our financial statements and reporting. Further, management has commenced extensive remediation efforts, but as of June 30, 2026, has partially completed its testing plan to determine the effectiveness of controls that support our financial statements and reporting.
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

During the six months ended June 30, 2026, management continued to focus on enhancing its internal control over financial reporting. These actions include the following:

•Management has designed and implemented risk assessment review processes (risk assessment and gap analysis) that are intended to identify risks that could result, if not detected timely, in material misstatements in our consolidated financial statements. Management believes that such review risk assessment processes have been effectively implemented as of December 31, 2024, and the design has been ongoing with necessary calibration to maintain operational sustainability.
•Management has identified and documented processes supporting the recording of balances and transactions in the Company’s consolidated financial statements. The Company completed the exercise of documenting controls during the first fiscal quarter of 2025 and began tests of design and operating effectiveness of certain controls for the second and third quarter of 2025. The Company has continued its tests of design and operating effectiveness of certain controls during 2026. However, these controls are not fully operating effectively as of June 30, 2026.
•Management has identified and documented information technology controls related to the Company’s general information technology control environment that mitigates risks associated with items including systems development and change management, appropriate access to systems, and management of the Company’s internal financial and third-party customer data. The Company completed the exercise of documenting controls during the second and third fiscal quarters of 2025 and completed tests of design and operating effectiveness of certain controls. The Company’s objective is that such testing of operating effectiveness of controls are maintained throughout 2026 and beyond to allow the Company to sustain remediation of previously identified material weaknesses in its internal control over financial reporting specifically related to information technology general and application controls.
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
Changes in Internal Control over Financial Reporting
The Board of Directors appointed Nancy Curtin as Interim Chief Executive Officer, effective March 30, 2026. On June 24, 2026, the Board appointed Patrick Keenan as the Company’s Chief Financial Officer, effective July 1, 2026. Other than the hiring of our new Interim Chief Executive Officer and Chief Financial Officer and the information discussed above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2026, covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
a) None.
b) None.
c) During the quarter ended June 30, 2026, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1 #	Letter Agreement, dated June 24, 2026, between the Company and Patrick Keenan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTI GLOBAL, INC

Date: August 10, 2026	/s/ Nancy Curtin
Nancy Curtin
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	/s/ Patrick Keenan
Patrick Keenan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)