Form 10-Q
period 2026-09-30
AlTi Global, Inc.
filed 2026-11-09
CIK 1838615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 116,764,361 shares of Class A Common Stock (as defined herein) and 39,179,071 shares of Class B Common Stock (as defined herein) as of November 6, 2026.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AlTi Global, Inc.
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in Thousands, except share data)	As of September 30, 2026	As of December 31, 2025

Assets
Cash and cash equivalents	$34,957	$41,158
Fees receivable, net (includes $584 and $9,535 of related party receivables, respectively)	35,078	65,571
Investments at fair value	121,291	144,196
Equity method investments	142	138
Intangible assets, net of accumulated amortization	422,761	436,157
Goodwill	384,219	385,966
Operating lease right-of-use assets	52,290	46,686
Deferred tax asset, net	—	130
Other assets, net	50,637	56,446
Total assets	$1,101,375	$1,176,448

Liabilities
Accounts payable and accrued expenses	$34,566	$48,637
Accrued compensation and profit sharing	43,884	77,286
Accrued member distributions payable	3,358	3,260
Earn-out liabilities, at fair value	35,102	57,411
TRA liability (includes $8,214 and $8,785 at fair value, respectively)	32,325	25,724
Preferred stock tranche liability, at fair value	230	2,410
Operating lease liabilities	65,413	61,675
Debt, net of unamortized deferred financing cost	10,907	883
Deferred tax liability, net	9,239	9,697
Deferred income	175	—
Other liabilities, net	8,359	14,676
Total liabilities	$243,558	$301,659

Commitments and contingencies (Note 20)

Mezzanine Equity
Series A Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 795,947 shares authorized, 173,052 shares issued and outstanding at September 30, 2026, 795,947 shares authorized, 168,934 issued and outstanding at December 31, 2025	175,161	168,934
Series C Redeemable Cumulative Convertible Preferred stock, $0.0001 par value, 150,000 shares authorized, 150,000 shares issued and outstanding at September 30, 2026, and 150,000 shares authorized, 150,000 issued and outstanding at December 31, 2025	190,051	176,904

Shareholders’ Equity
Common stock, Class A, $0.0001 par value, 875,000,000 authorized, 116,764,362 and 103,330,155 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12	10
Common stock, Class B, $0.0001 par value, 150,000,000 authorized, 39,179,071 and 44,188,561 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, Class C Non-Voting, $0.0001 par value, 9,000,000 authorized, 0 and 0 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost: 1,300,341 and 0 shares as of September 30, 2026 and December 31, 2025, respectively	(5,691)	—
Additional paid-in capital	690,672	667,298
Retained earnings (accumulated deficit)	(443,056)	(418,015)
Accumulated other comprehensive income (loss)	3,432	4,975
Total AlTi Global, Inc. shareholders’ equity	610,581	600,106
Non-controlling interest in subsidiaries	247,236	274,683
Total shareholders’ equity	857,817	874,789
Total liabilities, mezzanine equity, and shareholders’ equity	$1,101,375	$1,176,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Management/advisory fees	$55,301	$51,680	$161,640	$145,692
Incentive fees	28	2,435	(42)	2,985
Distributions from investments	2,545	3,081	27,229	17,955
Other income/fees	25	42	200	69
Total revenue	57,899	57,238	189,027	166,701
Operating Expenses
Compensation and employee benefits	39,040	41,450	136,681	125,371
Systems, technology and telephone	4,436	4,302	13,536	14,654
Sales, distribution and marketing	1,196	917	3,186	2,572
Occupancy costs	3,136	3,909	9,024	10,662
Professional fees	7,160	11,363	25,488	35,902
Travel and entertainment	766	897	2,574	2,695
Depreciation and amortization	4,615	4,714	14,010	13,682
General, administrative and other	3,537	18,183	12,030	23,647
Total operating expenses	63,886	85,735	216,529	229,185
Total operating loss	(5,987)	(28,497)	(27,502)	(62,484)
Other Income (Expenses)
Impairment loss on goodwill and intangible assets	—	(35,000)	—	(35,000)
Gain (loss) on investments	(7,062)	3,737	(22,830)	2,867
Gain (loss) on TRA	149	(945)	571	(1,389)
Gain (loss) on preferred stock tranche liability	930	500	2,180	2,290
Gain (loss) on earn-out liabilities	1,479	4,741	11,162	9,939
Interest expense	(243)	(126)	(704)	(279)
Interest income	214	316	834	1,127
Other income (expense)	(16)	(1,649)	3,452	(2,399)
Loss before taxes from continuing operations	(10,536)	(56,923)	(32,837)	(85,328)
Income tax expense from continuing operations	(878)	(30,086)	(938)	(23,705)
Net loss from continuing operations	(11,414)	(87,009)	(33,775)	(109,033)
Net loss from discontinued operations, net of income tax	—	(19,945)	—	(30,846)
Net loss	(11,414)	(106,954)	(33,775)	(139,879)
Net loss attributed to non-controlling interests in subsidiaries from continuing operations	(2,143)	(22,819)	(8,734)	(33,292)
Net loss attributable to AlTi Global, Inc.	$(9,271)	$(84,135)	$(25,041)	$(106,587)

(Continued on the following page)

AlTi Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(Continued from the previous page)	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Loss Per Share
Basic:
Continuing operations	$(0.14)	$(0.69)	$(0.44)	$(0.97)
Discontinued operations	—	$(0.20)	—	$(0.31)

Diluted:
Continuing operations	$(0.14)	$(0.69)	$(0.44)	$(0.97)
Discontinued operations	—	$(0.20)	—	$(0.31)

Weighted Average Shares of Class A Common Stock Outstanding
Basic:
Continuing operations	115,953,855	102,091,550	110,651,271	98,990,021
Discontinued operations	—	102,091,550	—	98,990,021
Diluted:
Continuing operations	115,953,855	102,091,550	110,651,271	98,990,021
Discontinued operations	—	102,091,550	—	98,990,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(11,414)	$(106,954)	$(33,775)	$(139,879)
Other Comprehensive Loss
Foreign currency translation adjustments	697	(3,402)	(1,198)	8,785
Other comprehensive loss	—	—	—	(25)
Total comprehensive loss	(10,717)	(110,356)	(34,973)	(131,119)
Other loss attributed to non-controlling interests in subsidiaries	(2,143)	(21,470)	(8,600)	(28,376)
Comprehensive loss attributable to AlTi Global, Inc.	$(8,574)	$(88,886)	(26,373)	(102,743)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2026	173,052	$173,052	150,000	$185,529	115,069,666	$12	40,873,767	$—	1,300,341	$(5,691)	$690,026	$(433,785)	$2,886	$256,187	$868,216
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,271)	—	(2,143)	(11,414)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	164	—	546	(13)	697
Preferred share accrued dividend	—	2,109	—	4,522	—	—	—	—	—	—	(6,631)	—	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	2,459	—	—	—	2,459
TRA Exchange	—	—	—	—	1,694,696	—	(1,694,696)	—	—	—	4,654	—	—	(6,795)	(2,141)
Balance at September 30, 2026	173,052	$175,161	150,000	$190,051	116,764,362	$12	39,179,071	$—	1,300,341	$(5,691)	$690,672	$(443,056)	$3,432	$247,236	$857,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	168,934	$168,934	150,000	$176,904	103,330,155	$10	44,188,561	$—	—	$—	$667,298	$(418,015)	$4,975	$274,683	$874,789
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,041)	—	(8,734)	(33,775)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	168	—	(1,543)	177	(1,198)
Preferred share accrued dividend	4,118	6,227	—	13,147	1,272,329	—	—	—	—	—	(19,374)	—	—	—	—
Share based compensation	—	—	—	—	3,154,435	—	—	—	—	—	17,733	—	—	—	17,733
Issuance of shares for EEA business combination	—	—	—	—	944,690	—	—	—	—	—	3,420	—	—	—	3,420
Issuance of shares for ALWP deferred consideration	—	—	—	—	3,053,263	2	—	—	—	—	9,709	—	—	—	9,711
Repurchase of shares	—	—	—	—	—	—	—	—	1,300,341	(5,691)	—	—	—	—	(5,691)
TRA Exchange	—	—	—	—	5,009,490	—	(5,009,490)	—	—	—	11,718	—	—	(18,890)	(7,172)
Balance at September 30, 2026	173,052	$175,161	150,000	$190,051	116,764,362	$12	39,179,071	$—	1,300,341	$(5,691)	$690,672	$(443,056)	$3,432	$247,236	$857,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	164,914	$164,914	150,000	$168,681	101,567,545	$10	45,110,224	$—	$—	$665,605	$(320,768)	$6,960	$304,785	$990,187
Net loss	—	—	—	—	—	—	—	—	—	—	(84,135)	—	(22,819)	(106,954)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(2,306)	(1,096)	(3,402)
Tax allocation to equity holders	—	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Preferred share accrued dividend	—	2,010	—	4,112	—	—	—	—	—	(6,124)	—	—	—	(2)
Issuance of shares for business combination	—	—	—	—	(24,396)	—	—	—	—	—	—	—	1	1
Share based compensation	—	—	—	—	—	—	—	—	—	5,177	—	—	—	5,177
TRA Exchange	—	—	—	—	921,663	—	(921,663)	—	—	3,063	—	—	(4,221)	(1,158)
Restructurings	—	—	—	—	—	—	—	—	—	(13)	—	—	—	(13)
Balance at September 30, 2025	164,914	$166,924	150,000	$172,793	102,464,812	$10	44,188,561	$—	$—	$667,708	$(404,903)	$4,654	$276,648	$883,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity
(Unaudited)

	Mezzanine Equity				Shareholders’ Equity
(Dollars in Thousands, except share data)	Series A Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock			Treasury Stock	Additional paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest in subsidiaries	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2025	140,000	$142,858	150,000	$160,808	93,686,980	$9	46,138,876		$—	$—	$652,857	$(296,561)	$(1,569)	$311,793	$970,195
Net loss	—	—	—	—	—	—	—		—	—	—	(106,587)	—	(33,292)	(139,879)
Currency translation adjustment	—	—	—	—	—	—	—		—	—	—	—	6,307	2,478	8,785
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	—	(18)	(7)	(25)
Tax allocation to equity holders	—	—	—	—	—	—	—		—	—	—	(1,755)	(66)	2,227	406
Sale of investment	—	—	—	—	—	—	—		—	—	—	—	—	234	234
Preferred share accrued dividend	6,443	5,595	—	11,985	1,523,289	1	—		—	—	(17,581)	—	—	—	—
Preferred stock tranche issuance	18,471	18,471	—	—	—	—	—		—	—	—	—	—	—	18,471
Issuance of shares for business combination	—	—	—	—	979,336	—	—		—	—	1,298	—	—	28	1,326
Share based compensation	—	—	—	—	4,324,892	—	—		—	—	26,497	—	—	—	26,497
TRA Exchange	—	—	—	—	1,950,315	—	(1,950,315)	—	—	—	4,650	—	—	(6,813)	(2,163)
Restructurings	—	—	—	—	—	—	—		—	—	(13)	—	—	—	(13)
Balance at September 30, 2025	164,914	$166,924	150,000	$172,793	102,464,812	$10	44,188,561		$—	$—	$667,708	$(404,903)	$4,654	$276,648	$883,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

AlTi Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Net loss	$(33,775)	$(139,879)
Net loss from discontinued operations, net of tax	—	(30,846)
Net loss from continuing operations	(33,775)	(109,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	14,010	13,682
Amortization of debt discounts and deferred financing costs	(610)	—
Unrealized (gain) loss on investments	22,830	(3,702)
Realized loss on investments	—	816
Impairment loss on goodwill and intangible assets	—	35,000
Fair value (gain) loss on TRA	(571)	1,389
Realized loss on earn-out payment	(3,138)	—
Loss on equity method investments	—	5
Fair value gain on earn-out liability	(11,162)	(9,939)
Fair value gain on preferred stock tranche liability	(2,180)	(2,290)
Deferred income tax (benefit) expense	(161)	22,664
Equity-settled share-based payments	17,733	26,497
Forgiveness of debt shareholder loan	165	168
Cash flows due to changes in operating assets and liabilities
(Increase) decrease in fees receivable	30,420	(4,380)
(Increase) decrease in other receivable	(15)	—
(Increase) decrease in other assets	4,289	(3,651)
Operating cash flow from operating leases	(1,871)	2,600
Increase (decrease) in accounts payable and accrued expenses	1,407	(3,555)
Increase (decrease) in accrued compensation and profit sharing	(21,962)	(14,822)
Increase (decrease) in other liabilities	(5,991)	(4,977)
Net cash provided by (used in) operating activities from continuing operations	9,418	(53,528)
Cash Flows from Investing Activities
Purchases of investments	(8)	(28)
Acquisition of Kontora, net of cash acquired	—	(6,556)
Sales of investments	66	171
Proceeds from sale of equity method investment	—	20,449
Loss on disposal of intangible assets	—	(9)
Purchases of fixed assets	(865)	(806)
Net cash provided by investing activities from continuing operations	(807)	13,221
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and Constellation Warrants	—	18,471
Payments on term notes and lines of credit	(4,479)	(164)
Cash payment for earn-out	(5,790)	(7,551)
Repurchase of common stock	(5,691)	—
Cash payment of earn-in liability	—	(1,300)
Net cash (used in) provided by financing activities from continuing operations	(15,960)	9,456
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities from discontinued operations	—	422
Net cash provided by (used in) investing activities from discontinued operations	—	(1,590)
Net cash provided by discontinued operations	—	(1,168)

Net decrease in cash and cash equivalents, including discontinued operations	(7,349)	(32,019)
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations	1,148	2,379
Cash and cash equivalents, including discontinued operations, at beginning of the period	41,158	65,487
Cash and cash equivalents, including discontinued operations, at end of the period	34,957	35,847
Cash and cash equivalents	$34,957	$35,847

AlTi Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$34,957	$35,847
Cash and cash equivalents, including discontinued operations	$34,957	$35,847

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$1,250	$209
Interest payments on term notes and lines of credit	$231	$20
Supplemental disclosure of noncash financing activities:
Non-cash portion of earn-out liability	$2,004	$—
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
Recent Accounting Pronouncements - Not Yet Adopted as of September 30, 2026
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). ASU 2026-01 provides authoritative guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. The amendments require that paid-in-kind dividends be initially measured on the basis of the paid-in-kind dividend rate stated in the preferred stock agreement. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on its consolidated financial statements.
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
As of September 30, 2026 and December 31, 2025, restricted cash and cash equivalents amounted to $5.8 million and $7.0 million, respectively, and are included in the line item Cash and cash equivalents on the Condensed Consolidated Statements of Financial Position. These amounts represent collateral held as well as the level of liquidity to be maintained by the Company’s certain subsidiaries to meet regulatory requirements. Failing to meet the requirement could lead to censure, fines, and ultimately a loss of license.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In connection with the administration of the International Real Estate Businesses, the Company and the Administrators have negotiated a settlement of outstanding intercompany balances between certain of our affiliates and the International Real Estate Businesses. On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement and concluding this matter. The settlement amount of £11.2 million ($15.0 million) will be paid in installments through November 2027. On March 19, 2026, the Company also entered into a transitional services agreement, pursuant to which it will provide certain administrative support services to the International Real Estate Businesses through December 31, 2027. The reimbursement for these services was part of the negotiated adjustments to the settlement amount. Upon the execution of the intercompany loan deed, the Company derecognized £3.4 million ($4.6 million) of payables and £1.5 million ($2.1 million) of receivables from the International Real Estate Businesses, resulting in a £1.9 million ($2.5 million) gain recognized within Other income (expense) in the Condensed Consolidated Statements of Operations. As of September 30, 2026, the outstanding balance of the settlement was £7.9 million ($10.4 million), which was recorded in Debt, net of unamortized deferred financing cost in the Condensed Consolidated Statements of Financial Position.

The following table provides a summary of net loss from discontinued operations, net of taxes:

	For the Three Months Ended	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2025
Revenue
Management/advisory fees	$349	$1,976
Other income/fees	—	1
Total revenue	349	1,977
Operating Expenses
Compensation and employee benefits	85	3,039
Systems, technology and telephone	21	457
Sales, distribution and marketing	(27)	129
Occupancy costs	(5)	433
Professional fees	(544)	4,253
Travel and entertainment	4	135
General, administrative and other	916	3,280
Total operating expenses	450	11,726
Total operating loss	(101)	(9,749)
Other Income (Expenses)
Loss on investments	(19,845)	(21,049)
Interest income	2	13
Loss before taxes	(19,944)	(30,785)
Income tax expense	(1)	(61)
Net loss from discontinued operations, net of income tax	$(19,945)	$(30,846)
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

The Company incurred $1.6 million of direct acquisition-related expenses, which were recognized in the Professional fees line item of the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2025.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited supplemental pro forma financial information is a summary of our combined results for Kontora as of the three and nine months ended September 30, 2025. The unaudited supplemental pro forma financial information gives effect to the Kontora acquisition as if it had occurred on January 1, 2025.
The unaudited pro forma financial information presented below is for informational purposes only, and is not necessarily indicative of the results that would have been achieved if the acquisition had taken place on the first of the year in which Kontora was acquired, nor is it indicative of future results.

	For the Three Months Ended	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2025	September 30, 2025
Total revenue	$57,238	$172,656
Net loss	$(84,135)	$(106,843)
(5)Revenue

The following table represents the Company’s revenue disaggregated by fee type for the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Management/advisory fees	$55,301	$51,680	$161,640	$145,692
Incentive fees	28	2,435	(42)	2,985
Distributions from investments	2,545	3,081	27,229	17,955
Other fees/income	25	42	200	69
Total revenue	$57,899	$57,238	$189,027	$166,701

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Dollars in Thousands)	As of September 30, 2026	As of December 31, 2025
Management/advisory fees receivable
Beginning balance	$35,047	$28,896
Ending balance (1)	34,533	35,047

Incentive fees receivable
Beginning balance	$30,335	$1,324
Ending balance (2)	545	30,335

Other fees/income receivable
Beginning balance	$189	$—
Ending balance	—	189

Deferred management/advisory fees
Beginning balance	$—	$—
Ending balance	(157)	—

Unearned incentive fees
Beginning balance	$—	$—
Ending balance	(18)	—
(1) As of September 30, 2026 and December 31, 2025, this amount includes $0.5 million and $0.6 million, respectively, in Management/advisory fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(2) As of September 30, 2026 and December 31, 2025, this amount includes $49.2 thousand and $9.0 million, respectively, in Incentive fees receivable due from related parties. See Note 17 (Related Party Transactions) for further details.
(6)Equity-Based Compensation

The Company grants equity-based compensation awards in the form of restricted share units (“RSUs”) or performance restricted share units (“PRSUs”) for Class A Common Stock to its management, employees, consultants, and independent members of the Board under its 2023 Stock Incentive Plan (the “Plan”). The total number of shares of Class A Common Stock that may be issued under the Plan is 20,798,132, of which 3,061,184 remain available as of September 30, 2026. To the extent that an award expires or is canceled, forfeited, terminated, surrendered, exchanged or withheld to cover tax withholding obligations, the unissued awards will again be available for grant under the Plan.
The Company recognizes equity-based compensation expenses at the Company’s stock price as of the grant date. As of September 30, 2026, the Company has unrecognized equity-based compensation expense of $17.0 million, which is expected to be recognized over a weighted average period of 1.53 years.
The following table summarizes the equity-based compensation award activity for the nine months ended September 30, 2026, and September 30, 2025:

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026		September 30, 2025
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted common stock
Restricted common stock awards outstanding at beginning of period	11,428,887	$4.23	6,216,514	$4.86
Restricted common stock granted	3,136,772	3.96	7,676,202	3.82
Restricted common stock forfeited	(224,980)	4.51	(256,559)	4.76
Restricted common stock vested	(3,909,946)	4.16	(2,231,567)	4.60
Restricted common stock awards outstanding at end of period	10,430,733	$4.17	11,404,590	$4.22

The following table summarizes the equity-based compensation recognized, which is included in Compensation and employee benefits in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
RSUs	$4,024	$4,616	$15,818	$13,733
PRSUs	(278)	665	584	2,535
Acquisition-related	346	192	2,708	4,523
Revenue share	322	285	817	492
Deferred compensation	15	1,343	1,797	2,432
Accrued compensation	—	19	2,619	46
Total	$4,429	$7,121	$24,342	$23,761
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had an effective tax rate of (8.3)% and (39.1)% for the three months ended September 30, 2026 and September 30, 2025, respectively, and (2.9)% and (20.4)% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rates were calculated using an Annual Effective Tax Rate approach. The book income related to fair value changes to liabilities was excluded from forecasted earnings as these amounts are based on changes in stock price and are unable to be forecasted. The effective tax rates differed from the statutory rate primarily due to the portion of income allocated to non-controlling interests, state and local taxes, and the impact of a full valuation allowance on many of the Company's deferred tax assets, including those generated at the Company, in certain of the Company's U.S. and non-U.S. subsidiaries, and its investment in Umbrella.
The Company regularly evaluates the realizability of its deferred tax assets and may recognize or adjust any valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. As of September 30, 2026, the Company has recorded a full valuation allowance against its deferred tax assets generated by its subsidiaries in the U.S., the U.K., and other jurisdictions, as well as its investment in Umbrella. The key factor for providing a full valuation allowance was our 3-year cumulative loss position. Once the Company begins generating profits, we will re-evaluate whether the valuation allowance position taken remains appropriate or if the allowance should be reduced. The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities.
The Company is currently under examination by the New York City UBT for the years ending December 2020 and 2021. As of September 30, 2026, the Company has evaluated its tax filing positions and, based on conversations with New York City, has a reserve of $0.9 million related to the examination.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s financial instruments measured at fair value in the Condensed Consolidated Statements of Financial Position as of September 30, 2026, and December 31, 2025, have been categorized based on the fair value hierarchy as follows:

	As of September 30, 2026
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$34	$—	$—	$34
Exchange-traded funds and BDC funds	47	—	—	47
Investments – External Strategic Managers	—	—	120,037	120,037
Investments – Affiliated Funds (1)	—	—	—	1,171
Other	2	—	—	2
Total	$83	$—	$120,037	$121,291

Liabilities:
Preferred stock tranche liability	$—	$—	$230	$230
Earn-out liabilities	—	—	35,102	35,102
TRA liability (2)	—	—	8,214	8,214
Total	$—	$—	$43,546	$43,546

	As of December 31, 2025
	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices	Observable Inputs	Unobservable Inputs	Total
Assets:
Mutual funds	$42	$—	$—	$42
Exchange-traded funds and BDC funds	35	—	—	35
Investments – External Strategic Managers	—	—	142,976	142,976
Investments – Affiliated Funds (1)	—	—	—	1,080
Other	6	57	—	63
Total	$83	$57	$142,976	$144,196

Liabilities:
Preferred stock tranche liability	$—	$—	$2,410	$2,410
Earn-out liabilities	—	—	57,411	57,411
TRA liability (2)	—	—	8,785	8,785
Total	$—	$—	$68,606	$68,606
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Level 3 Rollforwards
The following table sets forth a summary of changes in the fair value of Level 3 financial instruments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(Dollars in Thousands)	Beginning balance	Issuances	Settlements	Net (gains) losses (1)	Other comprehensive loss	Ending balance
Assets:
Investments – External Strategic Managers (2)	$142,976	—	—	22,939	—	$120,037

Liabilities:
Preferred stock tranche liability	$2,410	—	—	(2,180)	—	$230
Business combination earn-out liability	$15,268	—	—	(12,975)	—	$2,293
EEA earn-out liability	$25,259	—	(7,713)	3,033	—	$20,579
Envoi earn-out consideration liability	$8,220	—	(3,219)	19	—	$5,020
Envoi earn-out growth consideration liability	$1,620	—	—	(570)	—	$1,050
Kontora earn-out liability	$7,044	—	—	(669)	(215)	$6,160
TRA liability	$8,785	—	—	(571)	—	$8,214

	As of December 31, 2025
(Dollars in Thousands)	Beginning balance	Issuances	Settlements	Net (gains) losses (1)	Other comprehensive income	Ending balance
Assets:
Investments – External Strategic Managers	$147,568	—	—	4,592	—	$142,976

Liabilities:
Preferred stock tranche liability	$3,940	—	—	(1,530)	—	$2,410
Business combination earn-out liability	$23,848	—	—	(8,580)	—	$15,268
EEA earn-out liability	$29,871	—	(7,387)	2,775	—	$25,259
Envoi earn-out consideration liability	$9,600	—	(2,953)	1,573	—	$8,220
Envoi earn-out growth consideration liability	$1,320	—	—	300	—	$1,620
Kontora earn-out liability	$—	5,743	—	1,059	242	$7,044
TRA liability	$9,378	—	—	(593)	—	$8,785
(1) Realized and unrealized gains/(losses) on Investments - External Strategic Managers, Preferred stock tranche liability, earn-out liabilities and TRA liability are recorded in Gain (loss) on investments, Gain (loss) on preferred stock tranche liability, Gain (loss) on earn-out liabilities, and Gain (loss) on TRA, respectively, in the Condensed Consolidated Statements of Operations.
(2) During the period ended September 30, 2026, developments affecting one of the investments in external manager's future operations and continuity resulted in a reassessment of significant unobservable inputs used in the Company's Level 3 valuation. The revised assumptions reduced the estimated fair value of the investment, and future changes in these assumptions will have a material effect on the valuation.
During the periods ended September 30, 2026 and December 31, 2025, there were no transfers from Level 3 to Level 1.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Valuation Methodologies for Fair Value Measurements Categorized within Level 3 as of September 30, 2026

(Dollars in Thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Impact to Valuation from an Increase in Input
Level 3 Assets:
Investments – External Strategic Managers	$120,037	Discounted Cash Flow	Discount rate	17.0%-32.0%	Lower
			Long-term growth rate	4.0%	Higher
Level 3 Liabilities:
TRA liability	$8,214	Monte Carlo	Volatility	50.0%	Lower
			Correlation	22.5%	Higher
			Cost of debt range	13.9% - 15.0%	Lower
			Equity risk premium	5.5% - 13.1%	Lower
Business Combination earn-out liability	$2,293	Monte Carlo	Volatility	70.0%	Higher
			Risk-free rate	4.6%	Higher
EEA earn-out liability	$20,579	Discounted Cash Flow	EBITDA Discount Rate	4.8%	Lower
			Risk-free rate	15.1%	Lower
			Credit spread	12.2%	Lower
Envoi earn-out consideration liability	$5,020	Discounted Cash Flow	Revenue risk-adjusted discount rate	12.0%	Lower
			Risk-free rate	4.6%	Lower
			Credit spread	11.8%	Lower
Envoi earn-out growth consideration liability	$1,050	Monte Carlo	Metric volatility	36.0%	Lower
			Risk-free rate	4.6%	Lower
			Revenue discount rate	12.0%	Lower
			Credit Risk Adjusted Discount Rate	16.4%	Lower
Kontora earn-out liability	$6,160	Discounted Cash Flow	Discount rate	10.9%	Lower
Preferred stock tranche liability	$230	Binomial lattice model	Volatility	45.0%	Lower
			Probability of option exercise	25.0%	Higher
			Risk-free rate	5.7%	Lower
			Credit spread	12.2%	Lower

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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9)     Equity Method Investments
As of September 30, 2026 and December 31, 2025, the Company had $0.1 million and $0.1 million, respectively, of equity method investments recorded within Equity method investments on the Condensed Consolidated Statements of Financial Position. In accordance with US GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.
For the three and nine months ended September 30, 2026 and September 30, 2025 the Company recognized no impairment on its equity method investments within Gain (loss) on investments in the Condensed Consolidated Statements of Operations.
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
The Cost and Fair Value of Investments as of September 30, 2026 and December 31, 2025 are presented below:

	As of September 30, 2026		As of December 31, 2025
(Dollars in Thousands)	Cost	Fair Value	Cost	Fair Value
Investments at Fair Value:
Mutual funds	$30	$34	$38	$42
Exchange-traded funds and BDC funds	25	47	17	35
TIG Arbitrage Associates Master Fund	482	583	482	566
TIG Arbitrage Enhanced Master Fund	179	429	179	362
Arkkan Opportunities Feeder Fund	111	159	111	152
Arkkan Capital Management Limited	20,062	724	20,062	19,543
Zebedee Asset Management	68,913	89,561	68,913	93,716
Romspen Investment Corporation	72,523	29,752	72,523	29,717
Other	2	2	55	63
Total Investments at fair value	$162,327	$121,291	$162,380	$144,196

Equity method investments:	Cost	Carrying Value	Cost	Carrying Value
Wealth management - investment advisory	$142	$142	$138	$138
Total Equity method investments	142	142	138	138

Total	$162,469	$121,433	$162,518	$144,334

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The breakdown of realized and unrealized gains (losses) on Investments at fair value for the relevant periods, which are recorded in Gain (loss) on investments in the Condensed Consolidated Statements of Operations, are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gains (Losses) on Investments at fair value:
Realized gains (losses)	$6	$—	$7	$(20)
Unrealized gains (losses)	(7,073)	4,226	(22,842)	3,682
Total gains (losses) on Investments at fair value	$(7,067)	$4,226	$(22,835)	$3,662

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11)    Intangible Assets, net
The following table provides a reconciliation of Intangible assets, net reported on the Condensed Consolidated Statements of Financial Position.

	As of September 30, 2026
(Dollars in Thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount (2)	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	22.2	$289,431	$(44,172)	$245,259
Trade names	9.4	12,234	(4,873)	7,361
License	15.0	4,402	(420)	3,982
Acquired internally developed software	5.0	700	(550)	150
Other intangible asset	2.5	680	(675)	5
Total amortized intangible assets		307,447	(50,690)	256,757
Non-amortized intangible assets (1)
Other intangible asset		4	—	4
Investment management agreements		166,000	—	166,000
Total non-amortized intangible assets		166,004	—	166,004
Total intangible assets		$473,451	$(50,690)	$422,761

(1) The Company’s non-amortized intangible assets consist of management contracts for open-ended fund products and other intangible assets related to domain names and other software, for which there is no contractual termination date.
(2) As of September 30, 2026, gross carrying amounts related to the Company’s intangible assets include foreign currency translation difference of $(1.1) million.

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
(2) As of December 31, 2025, gross carrying amounts related to the Company’s intangible assets include additions to intangibles of $14.8 million and purchase price adjustments of $(0.7) million (see Note 4 (Business Combinations)) related to the Kontora Acquisition, as well as foreign currency translation differences of $4.1 million.
(3) During the quarter ended September 30, 2025, the Company recognized an impairment of $35.0 million related to TIG’s Investment Management Agreement (“IMA”), which is classified as an indefinite-lived intangible asset. Drivers of the impairment for the IMA include the financial projections and discount rate.
Amortization expense was $4.1 million and $4.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $12.3 million and $11.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

(Dollars in Thousands)	As of September 30, 2026
2026	$4,060
2027	16,252
2028	16,207
2029	15,931
2030 and beyond	204,307
Total	$256,757

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12)    Other assets, net and Other liabilities, net
The following table provides a breakdown of Other assets, net reported on the Condensed Consolidated Statements of Financial Position.

(Dollars in Thousands)	As of September 30, 2026	As of December 31, 2025
Fixed assets, net:
Leasehold improvements	$18,812	$18,705
Office equipment and furniture	6,426	5,653
Foreign currency translation adjustment	399	184
Accumulated depreciation	(8,558)	(6,852)
Fixed assets, net	$17,079	$17,690
Accrued income	17,516	18,409
Prepaid expenses	7,157	8,268
Sundry receivables	4,016	4,908
Other receivables	2,789	2,683
Third party receivables related to IRE	—	2,082
Other assets	2,080	2,406
Other assets, net (1)	$50,637	$56,446
(1) As of September 30, 2026 and December 31, 2025, these amounts include $0.1 million and $0.2 million, respectively, in receivables due from related parties. See Note 17 (Related Party Transactions) for further details.

The following table provides a breakdown of Other liabilities, net reported on the Condensed Consolidated Statements of Financial Position.

(Dollars in Thousands)	As of September 30, 2026	As of December 31, 2025
Payroll taxes (1)	$—	$1,754
Payroll (1)	—	869
Corporation tax payable	2,611	2,532
Accrued legal	4,298	4,496
Other (2)	1,450	5,025
Other Liabilities, net (3)	$8,359	$14,676
(1) Beginning in the third quarter of 2026, Payroll taxes and Payroll are presented within Accrued compensation and profit sharing. Payroll taxes of $0.5 million and Payroll of $0.8 million as of September 30, 2026 are included in Accrued compensation and profit sharing.
(2) The other category is comprised primarily of miscellaneous payables and provisions.
(3) As of September 30, 2026 and December 31, 2025, these amounts include $0 and $0.7 million, respectively, in liabilities due to related parties. See Note 17 (Related Party Transactions) for further details.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13)    Leases
The Company primarily has non-cancellable operating leases for office spaces across various countries. The Company categorizes leases as either operating or finance leases at the commencement date of the respective lease.
The components of lease costs are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease expense	$2,294	$2,699	$7,079	$8,865
Variable lease expense	706	632	1,700	1,921
Short-term lease expense	64	75	183	198
Total lease expense (1)	$3,064	$3,406	$8,962	$10,984
(1) These amounts include $0.1 million and $0.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, in operating lease expense from related parties. See Note 17 (Related Party Transactions) for further details.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025
Operating cash flow information:
Cash outflows - operating leases (1)	$6,543	$6,271
Right-of-use assets obtained in exchange for lease obligations	$10,257	$3,977
(1) These amounts include 0.4 million and 0.4 million, for the nine months ended September 30, 2026 and September 30, 2025, respectively, in cash outflows related to operating leases from related parties. See Note 17 (Related Party Transactions) for further details.
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of September 30, 2026	As of December 31, 2025
Weighted-average remaining lease term	11.06	11.38
Weighted-average discount rate	6.10%	6.31%

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease payments for the Company’s operating leases as of September 30, 2026 are as follows:

Future Minimum Rental Operating Leases
(Dollars in Thousands)
2026	$2,253
2027	9,765
2028	9,286
2029	8,020
2030	7,279
2031 and beyond	54,886
Total lease payments	91,489
Less: Imputed interest	26,076
Present value of lease liabilities	$65,413
(14)    Goodwill
The following table provides a reconciliation of Goodwill reported on the Condensed Consolidated Statements of Financial Position as of September 30, 2026 and December 31, 2025, respectively.

(Dollars in Thousands)	As of September 30, 2026	As of December 31, 2025

Beginning Balance	$385,966	$377,842
Goodwill recognized in connection with acquisitions	—	542
Measurement period adjustments	—	439
Currency translation and other adjustments	(1,747)	7,143
Ending Balance	$384,219	$385,966
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(15)    Debt, net of unamortized deferred financing cost
The following table summarizes outstanding debt obligations of the Company as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
(Dollars in Thousands)	Debt Outstanding	Net Carrying Value (1)	Fair Value	Debt Outstanding	Net Carrying Value (1)	Fair Value
Administrators Term Loan	$10,447	$9,974	$9,974	$—	$—	$—
Kontora Credit Facility
Term Loan	243	243	243	503	503	503
Revolving Line of Credit	690	690	690	380	380	380
Total Debt	$11,380	$10,907	$10,907	$883	$883	$883
(1) The carrying value of the Term Loans and Revolving Line of Credit approximates fair value as of September 30, 2026 and December 31, 2025.

Administrators Term Loan
On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement. The settlement amount of £11.2 million ($15.0 million) is not interest bearing and paid in installments through November 2027. As of September 30, 2026, the outstanding balance of the settlement was $10.4 million. See Note 3 Discontinued Operations for further details.
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
Contractual maturities of the Administrators Term Loan and Kontora Term Loan as of September 30, 2026, are set out in the table below:

(Dollars in Thousands)	Administrators Term Loan	Kontora Term Loan	Aggregate Maturities

2026	$4,050	$771	$4,820
2027	6,397	162	6,560
Total	$10,447	$933	$11,380

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Allianz Tranche Right
The Company issued the Allianz Tranche Right in which Allianz, at their option, can purchase up to a total of 50,000 additional shares of Series A Preferred Stock at $1,000 per share. On May 13, 2025, Allianz exercised the Allianz Tranche Right to purchase an additional 18,471 shares of Series A Preferred Stock at the stated price for $18.5 million. As of September 30, 2026 and December 31, 2025, the Allianz Tranche Right of $0.2 million and $2.4 million, respectively, is classified as a liability in accordance with ASC 480, Liabilities, and is recorded in the line item Preferred stock tranche liability on the Company’s Condensed Consolidated Statements of Financial Position. For the three months ended September 30, 2026 and September 30, 2025, the change in fair value of the Allianz Tranche Right is $0.9 million and $0.5 million, respectively, and for the nine months ended September 30, 2026 and September 30, 2025 the change in fair value is $2.2 million and $2.3 million, respectively, which is recorded in the line item Gain (loss) on preferred stock tranche liability in the Condensed Consolidated Statements of Operations.
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

(Dollars in Thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Plan Contributions	$1,026	$969	$3,181	$2,832
As of September 30, 2026 $2.4 million in contributions was payable, which is included in Accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Position.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(17)    Related Party Transactions
Related party transactions include the below:

(Dollars in Thousands)
Related Party Receivables	Condensed Consolidated Financial Position Line Item	As of September 30, 2026	As of December 31, 2025
Due from Certain TWMH Members, TIG GP Members and TIG MGMT Members (1)	Other assets	$62	$223
Due from Equity Method Investees (2)	Other assets	$—	$22
Due from TIG related fee arrangements	Fees receivable, net	$584	$9,535

Related Party Payables
Due to Certain TWMH Members, TIG GP Members and TIG MGMT Members (3)	Accrued member distribution payable	$(3,358)	$(3,260)
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements (4) (5)	TRA liability	$(32,325)	$(25,724)
Due to certain employees (6)	Other liabilities	$—	$(747)
Due to Certain TWMH Members, TIG GP Members, TIG MGMT Members and Alvarium Shareholders in connection with the Business Combination Earn-out (4) (5)	Earn-out liabilities, at fair value	$(2,293)	$(15,268)
EEA earn-out liability (4) (5)	Earn-out liabilities, at fair value	$(20,579)	$(25,259)
Envoi earn-out consideration liability (4) (5)	Earn-out liabilities, at fair value	$(5,020)	$(8,220)
Envoi earn-out growth consideration liability (4) (5)	Earn-out liabilities, at fair value	$(1,050)	$(1,620)
Kontora earn-out liability (4) (5)	Earn-out liabilities, at fair value	$(6,160)	$(7,044)
Preferred stock tranche liability (5)	Preferred stock tranche liability	$(230)	$(2,410)
Office lease liability (7)	Operating lease liabilities	$(920)	$(1,215)

Mezzanine Equity
Series A Preferred Stock (8)	Series A Redeemable Cumulative Convertible Preferred Stock	$175,161	$168,934
Series C Preferred Stock (8)	Series C Redeemable Cumulative Convertible Preferred Stock	$190,051	$176,904

Shareholders’ Equity
Allianz Warrants, net of issuance costs (8)	Additional paid-in capital	$6,591	$6,591
Constellation Warrants, net of issuance costs (8)	Additional paid-in capital	$3,003	$3,003
(1) Certain TWMH Members hold promissory notes bearing interest at 3.25% per annum, subject to annual forgiveness provisions contingent on continued employment. For the three months ended September 30, 2026 and September 30, 2025, the Company recognized $51 thousand and $56 thousand, respectively, and for the nine months ended September 30, 2026 and September 30, 2025, the Company recognized $161 thousand and $168 thousand, respectively, of forgiveness of principal debt and accrued interest within Compensation and employee benefits expense on the Condensed Consolidated Statements of Operations.
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
(7) See Note 13 Leases for further detail on the Company’s related party lease arrangement. The Company leases office space in Singapore from a related party. For the three months ended September 30, 2026 and September 30, 2025, the Company recorded lease expense related to this lease of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company recorded lease expense related to this lease of $0.4 million and $0.4 million, respectively.
(8) The Company has issued Series A Preferred Stock to Allianz and Series C Preferred Stock to Constellation, each classified as mezzanine equity. As of September 30, 2026, the Series A and Series C Preferred Stock outstanding were 173,052 and 150,000 shares, respectively. See Note 21 Equity for further detail on warrant classification.
(18)    Segment Reporting
Prior to the third quarter ended September 30, 2025, the Company was organized into two reportable segments: Wealth & Capital Solutions and International Real Estate. On July 11, 2025, the Board approved a plan to appoint administrators over the International Real Estate Businesses. See Note 3 (Discontinued Operations) for further information. As such, during the third quarter ended September 30, 2025, the Company disposed of its International Real Estate segment, and has now been organized as one reportable segment since that date, and continues to operate as such as of September 30, 2026.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the Three and Nine Months Ended
	September 30, 2026		September 30, 2025
	Basic	Diluted	Basic	Diluted
Class A Common Stock	Included	Included	Included	Included
Class B Common Stock (1)	Excluded	If-converted method	Excluded	If-converted method
Series A Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Series C Preferred Stock (2)	Two-class method	More dilutive of two-class method or if-converted method	Two-class method	More dilutive of two-class method or if-converted method
Allianz Tranche Right(3)	Excluded	If-converted method	Excluded	More dilutive of two-class method or if-converted method
Allianz Warrants(4)	Excluded	Treasury stock method	Excluded	Treasury stock method
Constellation Warrants(4)	Excluded	Treasury stock method	Excluded	Treasury stock method
Earn-Out Shares(5)	Excluded	Contingently issuable shares method	Excluded	Treasury stock method
PW Deferred Consideration Shares(6)	—	—	Included	Included
Acquisition-Related Awards(7)	Excluded	Contingently issuable shares method	Excluded	Treasury stock method
Unvested RSUs(8)	Excluded	Treasury stock method	Excluded	Treasury stock method
Unvested PRSUs (8)	Excluded	Treasury stock method	Excluded	Treasury stock method
(1) The if-converted method for instruments related to the Company’s Business Combination and Envoi earn-out liability includes adding back to the numerator any related income or loss allocations to noncontrolling interest, as well as any incremental tax expense had the instruments converted into shares of Class A Common Stock as of the beginning of the period. During the three months ended September 30, 2026 and 2025, Class B shares totaling 1,694,696 and 921,663, respectively, and the nine months ended September 30, 2026 and 2025, Class B shares totaling 5,009,490 and 1,950,315, respectively, were converted into Class A Common Stock.
(2) The Company issued shares of Series A and C Preferred Stock in addition to warrants for shares of Class A Common Stock. Both Series A and C Preferred Stock are entitled to participate in dividends declared on common stock on an as-converted basis. This participation right requires application of the two-class method to calculate basic earnings per share. The two-class method requires income available to common stockholders for the period to be allocated between all participating instruments based upon their respective rights to receive dividends as if all income for the period had been distributed. Basic earnings per share is calculated using the proportion of net income available to be distributed to the common shareholders. Dilutive earnings per share is calculated using the more dilutive of the two-class method or the if-converted method. For the three and nine months ended September 30, 2026 and 2025, the shares of Series A and C Preferred Stock were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(3) The Allianz Tranche Right grants Allianz the right, but not the obligation, to purchase up to 50,000 additional shares of Series A Preferred Stock at an aggregate purchase price of up to $50 million. Any additional shares of Series A Preferred Stock issued to Allianz will abide under the same conditions and terms as under the Investment. The Allianz Tranche Right is classified as a contingently convertible instrument and will be included in the calculation of diluted earnings per share if the right has been exercised within the

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reporting period. For the three and nine months ended September 30, 2025, an additional 18,471 shares under the Allianz Tranche Right were issued; however, these shares were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(4) As mentioned in footnotes 2 above, the Company issued shares of Series A and C Preferred Stock in addition to warrants for Class A Shares to Allianz and Constellation. The warrants do not participate in dividends declared on common stock and are excluded from the calculation of basic earnings per share. Since the warrants are classified as a component of equity and can be exercised in exchange for Class A Shares, the treasury stock method is used to calculate diluted earnings per share. For the three and nine months ended September 30, 2026 and 2025, the warrants were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive.
(5) Earn-Out Shares are the portion of estimated contingent consideration related to the Business Combination, EEA earn-out liability, and Envoi growth-consideration liability that could be paid out in Class A Common Stock. Earn-Out shares are excluded from the calculation of basic earnings per share if the contingency has not been resolved as of the current reporting period.
The treasury stock method is applied for calculating diluted earnings per share since our Earn-Outs are classified as liabilities and remeasured at fair value each period and includes reversing the income statement effect of the fair value remeasurement for the period. For the three and nine months ended September 30, 2026, all Earn-Out shares were excluded from the calculation of diluted earnings per share as their effects were determined to be anti-dilutive. For the three and nine months ended September 30, 2025, the Earn-Out shares related to EEA and Envoi were included in dilutive earnings per share, while those related to the Business Combination were excluded as the effects were determined to be anti-dilutive.
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
Service periods related to the Acquisition-Related Awards had not been completed as of the three and nine months ended September 30, 2026 and 2025 and therefore such shares were excluded from the calculation of basic earnings per share.
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
For the three and nine months ended September 30, 2026 and September 30, 2025, the Acquisition-Related Awards, excluding Envoi Equity Awards, were excluded because their effects were determined to be anti-dilutive. These awards included the PW Equity Awards and Holbein Earn-Ins through the quarters ended June 30, 2025 and March 31, 2025, respectively.
(8) RSUs vest over the required service period, and PRSUs vest based on both a market condition and a required service period. As such, unvested RSUs and PRSUs are excluded from the calculation of basic earnings per share.
The treasury stock method is applied for calculating the dilutive effects of share-based payment awards. For the three and nine months ended September 30, 2026 and 2025, unvested RSUs and PRSUs were excluded from the Company’s diluted earnings per share calculation as the effects were determined to be anti-dilutive. See Note 6 (Equity-Based Compensation) for additional details.

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

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands, except share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss from continuing operations	$(11,414)	$(87,009)	$(33,775)	$(109,033)
Net loss attributable to noncontrolling interests in subsidiaries from continuing operations	(2,143)	(22,819)	(8,734)	(33,292)
Net loss attributable to AlTi Global, Inc	$(9,271)	$(64,190)	$(25,041)	$(75,741)
Less: Preferred stock dividends	(6,631)	(6,351)	(23,961)	(20,660)
Loss from continuing operations available to Class A shareholders - basic	$(15,902)	$(70,541)	$(49,002)	$(96,401)
Loss from continuing operations available to Class A shareholders - diluted	$(15,902)	$(70,541)	$(49,002)	$(96,401)

Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic	115,953,855	102,091,550	110,651,271	98,990,021
Weighted-average shares of Class A Common Stock outstanding - diluted	115,953,855	102,091,550	110,651,271	98,990,021
Net loss from continuing operations per Class A Common Stock - basic	$(0.14)	$(0.69)	$(0.44)	$(0.97)
Net loss from continuing operations per Class A Common Stock - diluted	$(0.14)	$(0.69)	$(0.44)	$(0.97)
The following table summarizes the securities that were anti-dilutive for the periods presented. As a result, these securities were excluded from the computation of diluted earnings per share for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Class B Common Stock and Class B Units	41,632,247	46,562,658	43,728,055	47,697,612
Allianz and Constellation Warrants	7,000,000	7,000,000	7,000,000	7,000,000
Preferred Stock	41,978,332	34,280,400	41,226,087	36,060,543
Earn-Out Shares	14,694,289	14,740,497	15,050,412	13,827,276
Acquisition-Related Awards	971,810	931,920	1,365,044	1,553,849
Stock Awards	3,985,850	2,848,400	3,838,500	2,014,136

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
As of September 30, 2026 and December 31, 2025, the liability associated with the TRA was approximately $32.3 million and $25.7 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of September 30, 2026 and December 31, 2025, the Company carried $8.2 million and $8.8 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
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
As of September 30, 2026, holders of Class B Units have exchanged a total of 15,853,890 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.08 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of September 30, 2026, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $32.3 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.
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
The Business Combination Earn-out Securities, comprised of 3.3 million Class A Shares, 7.1 million shares of Class B Common Stock, and 7.1 million Class B Units (one Class B share and one Class B Unit comprising a Paired Interest), are payable to the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium upon the achievement of certain vesting conditions in accordance with the terms of the Business Combination Agreement. Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $12.50 for 20 out of 30 trading days within five years of the Closing, fifty percent of the Business Combination Earn-out Securities will vest and be issued in settlement of the Business Combination Earn-out Liability (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). Upon the Company’s Class A Share price meeting a volume-weighted average price threshold of $15.00 for 20 out of 30 trading days within five years of the Closing, the remaining fifty percent of the Business Combination Earn-out Securities will vest and be issued. If, within five years of the Closing, a change of control event occurs (as defined in the Business Combination Agreement), any Business Combination Earn-out Securities not previously issued will be deemed to have vested and will be issued (or, in the case of the Sponsor, which shares have already been issued, will no longer be subject to forfeiture). As of September 30, 2026 and December 31, 2025, the fair value of the earn-out shares was $2.3 million and $15.3 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
EEA Earn-out Liability
On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. The total purchase consideration transferred includes estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. Settlements related to this contingent consideration totaled $7.7 million for the quarter ended September 30, 2026 and $7.4 million for the year ended December 31, 2025. As of September 30, 2026 and December 31, 2025, the EEA earn-out liability of $20.6 million and $25.3 million, respectively, is reported in Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
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

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Envoi Earn-out Liability
On July 1, 2024, the Company purchased substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million as of the acquisition date, which is comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of September 30, 2026 and December 31, 2025, the Envoi earn-out consideration liability of $5.0 million and $8.2 million, respectively, and the Envoi earn-out growth consideration liability of $1.1 million and $1.6 million, respectively, are reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.

Kontora Earn-out Consideration

On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, which is payable in cash and tied to certain revenue streams acquired in the Kontora Acquisition. Amounts will become payable annually between the closing date and December 31, 2035. The Kontora earn-out liability of $6.2 million and $7.0 million, as of September 30, 2026 and December 31, 2025, respectively, is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
Letter of Credit
On December 19, 2024, the Company entered into a letter of credit (the “Facility Agreement”) with BMO Harris Bank N.A. for the purpose of issuing instruments under this Facility Agreement through December 19, 2025 (the “Termination Date”). The Company will deposit a cash collateral equal to 102% of the amount of each instrument issued. The aggregate outstanding face amount of all issued instruments shall not exceed $5.0 million and shall have an expiry date of no later than one year from the Termination Date. Upon an issuance, the Company will pay a commitment fee equal to (i) the actual daily amount of the unused commitment, multiplied by (ii) 0.3% (the “Commitment Fee”). The Commitment Fee shall be calculated on the basis of a year of 365 days and shall be payable quarterly in arrears on the last day of each fiscal quarter. As of September 30, 2026 and December 31, 2025, the Company has existing letters of credit in the amount of $2.4 million and $3.4 million, respectively, under the Facility Agreement.
Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of September 30, 2026 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial position, or cash flows.
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
As of September 30, 2026 and December 31, 2025, a provision of $3.9 million and $3.6 million, respectively, has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.
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
(21)    Equity
Class A Common Stock
As of September 30, 2026 and December 31, 2025, there were 116,764,362 and 103,330,155, respectively, shares of Class A Common Stock outstanding. Of those shares, 754,968 are subject to performance targets under the terms of the Business Combination Earn-out as of both September 30, 2026 and December 31, 2025. The holders of the Class A Common Stock represent the controlling interest of the Company.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued shares of Class B Common Stock to the holders of Class B Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class B Units held by such holders on all matters on which shareholders of the Company are entitled to vote generally. As of September 30, 2026 and December 31, 2025, there were 39,179,071 and 44,188,561, respectively, shares of Class B Common Stock outstanding.
Treasury Stock
From time to time, the Company may repurchase common shares related to its equity-based compensation award programs. For the nine months ended September 30, 2026, 1,300,341 shares of Class A Common Stock were repurchased and classified as Treasury Stock on the Condensed Consolidated Statements of Financial Position, in the amount of $5.7 million. Treasury Stock was recorded at cost, representing the market price on the repurchase date, and was accounted for as a reduction of shareholders’ equity.
Series A Preferred Stock
As part of the Allianz Transaction, the Company issued 140,000 shares of Series A Preferred Stock to Allianz, which is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statements of Financial Position as they are not mandatorily redeemable as of September 30, 2026. As of September 30, 2026, the Series A Preferred Stock totals 173,052 shares, which is inclusive of dividends paid in kind.
Series C Preferred Stock
In connection with the Constellation Transaction, the Company issued 150,000 shares of Series C Preferred Stock to Constellation. The Series C Preferred Stock is classified outside of permanent equity as mezzanine equity in the accompanying Condensed Consolidated Statements of Financial Position as they are not mandatorily redeemable as of September 30, 2026.

AlTi Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Allianz and Constellation Warrants
In connection with the Constellation and Allianz Transactions, the Company evaluated the Constellation and Allianz Warrants in accordance with ASC 815-40, Contracts in an Entity’s Own Equity, and concluded that the warrants are derivatives that meet the equity classification criteria. As of both September 30, 2026 and December 31, 2025, the Constellation and Allianz Warrants of $9.6 million and $9.6 million are recorded as a component of equity net of issuance costs in the line item Additional paid-in capital on the Company’s Condensed Consolidated Statements of Financial Position.
(22)     Subsequent Events
New Credit Agreement
On October 19, 2026, AlTi Global, Inc. (the “Company”), certain subsidiaries of the Company, AlTi Global Holdings, LLC, as borrower (the “Borrower”), Diameter Finance Administration LLC, as administrative agent and collateral agent, and the lenders party thereto entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an $85.0 million senior secured credit facility, consisting of $60.0 million of term loan commitments, including $32.0 million of delayed draw term loan commitments, and a $25.0 million revolving credit facility. The delayed draw term loan commitments generally remain available for up to 24 months following the closing date, subject to the terms and conditions of the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Borrower’s election, at a rate based on either Adjusted Term SOFR plus 5.25% or the Base Rate plus 4.25%. The Credit Agreement matures on October 19, 2032.
The obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are secured by substantially all of the assets of the applicable credit parties, subject to customary exclusions and limitations. The Credit Agreement also contains customary affirmative and negative covenants, financial covenants and events of default.
Zebedee Asset Management Valuation Update
On October 30, 2026, funds managed by Zebedee Asset Management received significant redemption requests. Zebedee has transitioned to a Co-CIO portfolio management structure intended to support the long-term continuity of the firm and recognition of investment talent. As a result of the redemptions, the Company expects to recognize an unrealized loss on its investment in Zebedee Asset Management of approximately $20 million to $23 million in the fourth quarter of 2026. Additional redemptions may occur, which could further reduce the fair value of the investment.

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
Our Business
AlTi is a global wealth and investment partner to families, foundations and institutions, helping clients activate capital with clarity, bring structure to complexity, and plan with purpose across borders and generations. AlTi combines the breadth of a global firm with the service offering of a family office to deliver solutions designed to meet the full complexity of wealth and capital. We manage or advise approximately $94.5 billion in combined assets as of September 30, 2026. We have approximately 449 professionals operating in 19 cities in nine countries across three continents as of September 30, 2026. We provide holistic solutions for our UHNW and institutional clients through an array of services, including discretionary investment management services, non-discretionary investment advisory services, estate and wealth planning, trust and fiduciary, governance and education, philanthropy and purposeful giving, and family office services. We also provide our clients with access to alternative investment opportunities, including investments in strategies and asset classes to which they would otherwise likely not be able to gain exposure.
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
Market Trends and Business Environment
Our business performance is directly and indirectly influenced by U.S. and, to a lesser extent, global financial market and macroeconomic conditions including economic growth, interest rates and inflation. These factors shape market behavior and client decision-making, which in turn impact the demand for our wealth management services and the composition of assets under management.

During the third quarter of 2026, global equity markets were supported by continued economic resilience, solid corporate earnings, and sustained investor interest in artificial intelligence-related and other technology investments. Global bond markets reflected challenges including inflationary pressure and higher energy prices amid renewed geopolitical conflict, with central banks tightening monetary policy. The S&P 500 increased approximately 3% during the quarter, the Nasdaq Composite advanced approximately 4%, and the MSCI World Index increased approximately 2%.

The U.S. economy demonstrated expansion in the first nine months of 2026. According to the Bureau of Economic Analysis’ (“BEA”) estimate released on October 29, 2026, real gross domestic product (“GDP”) increased at an annual rate of 3.4% in the second quarter of 2026, compared with 2.2% during the second quarter. Contributors to third quarter real GDP growth were business investment, consumer spending, and government spending, which were partially offset by a decrease in exports.

Inflation remained above the Federal Reserve's long-term 2% target during the third quarter of 2026, with policymakers noting in October that inflation had been running above the Committee's objective for nearly six years and that the Fed’s focus has mainly been on the price-stability side of its mandate. According to BEA data released on October 29, 2026, the Personal Consumption Expenditures (“PCE”) Price Index increased 3.4%, 3.4%, and 3.6% year-over-year in July, August, and September 2026, respectively. The core PCE Price Index Excluding Food and Energy increased 3.0%, 3.0% and 3.1% year-over-year in July, August, and September 2026, respectively, according to BEA data on October 29, 2026. Although headline and core inflation moderated modestly from higher levels reported in second quarter of 2026, inflation remained elevated and continued to influence expectations for monetary policy and financial market conditions.

Our operations are also affected by movements in interest rates, which influence the value of our clients’ portfolios and, in turn, our revenue. In September 2026, the Federal Reserve raised the federal funds target rate by 25 basis points to a 3.75%-4.00% range, marking its first rate increase since 2023. Policymakers in September 2026 continued to emphasize their commitment to returning inflation to the Federal Reserve’s long-term target.

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

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2026	September 30, 2025	$ Change
Revenues
Management/advisory fees	$55,301	$51,680	$3,621
Incentive fees	28	2,435	(2,407)
Distributions from investments	2,545	3,081	(536)
Other income/fees	25	42	(17)
Total Revenues	57,899	57,238	661

Net loss from continuing operations	(11,414)	(87,009)	75,595
Interest expense	29	126	(97)
Income tax expense from continuing operations	878	30,086	(29,208)
Depreciation and amortization	4,615	4,714	(99)
EBITDA Reported	(5,892)	(52,083)	46,191

Stock based compensation (a)	4,548	7,114	(2,566)
Transaction expenses (b)	2,431	4,688	(2,257)
Change in fair value on investments and non-recurring realized (gain)/loss on sales (c)	7,062	(4,224)	11,286
Change in fair value of earn-out liabilities (d)	(1,479)	(4,741)	3,262
Change in fair value of TRA liability (e)	(149)	945	(1,094)
Organization streamlining cost (f)	636	19,977	(19,341)
Impairment (non-cash) (g)	—	35,000	(35,000)
Change in fair value of Preferred stock tranche liability (h)	(930)	(500)	(430)
Adjusted EBITDA	$6,227	$6,176	$51
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
(g)Add-back of impairment of carried interest/equity method investments and intangible assets.
(h)Add-back of the change in fair value of Preferred stock tranche liability.

	For the Nine Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2026	September 30, 2025	$ Change
Revenues
Management/advisory fees	$161,640	$145,692	$15,948
Incentive fees	(42)	2,985	(3,027)
Distributions from investments	27,229	17,955	9,274
Other income/fees	200	69	131
Total Revenues	189,027	166,701	22,326

Net loss from continuing operations	(33,775)	(109,033)	75,258
Interest (income) expense	(130)	279	(409)
Income tax expense from continuing operations	938	23,705	(22,767)
Depreciation and amortization	14,010	13,682	328
EBITDA Reported	(18,957)	(71,367)	52,410

Stock based compensation (a)	24,490	23,317	1,173
Transaction expenses (b)	8,792	18,236	(9,444)
Change in fair value on investments and non-recurring realized (gain)/loss on sales (c)	22,837	(2,893)	25,730
Change in fair value of earn-out liabilities (d)	(11,162)	(9,939)	(1,223)
Change in fair value of TRA liability (e)	(571)	1,389	(1,960)
Organization streamlining cost (f)	3,272	31,999	(28,727)
Impairment (non-cash) (g)	—	35,000	(35,000)
Change in fair value of preferred stock tranche liability (h)	(2,180)	(2,290)	110
Adjusted EBITDA	$26,521	$23,452	$3,069
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
(h)Add-back of the change in fair value of preferred stock tranche liability.

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
The following table presents the reconciliation of net income as reported in our Condensed Consolidated Statements of Operations to Adjusted Net Income and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted Net Income and Adjusted EBITDA
Net income before taxes from continuing operations	$(10,536)	$(56,923)	$(32,837)	$(85,328)
Stock-based compensation (a)	4,548	7,114	24,490	23,317
Transaction expenses (b)	2,431	4,688	8,792	18,236
Change in fair value of TRA liability (c)	(149)	945	(571)	1,389
Change in fair value of investments and non-recurring realized (gain)/loss on sales (d)	7,062	(4,224)	22,837	(2,893)
Change in fair value of earn-out liabilities (e)	(1,479)	(4,741)	(11,162)	(9,939)
Organization streamlining cost (f)	636	19,977	3,272	31,999
Impairment (non-cash) (g)	—	35,000	—	35,000
Change in fair value of preferred stock tranche liability (h)	(930)	(500)	(2,180)	(2,290)
Adjusted income before taxes	1,583	1,336	12,641	9,491
Adjusted income tax expense	(182)	(306)	(1,813)	(3,254)
Adjusted Net Income	1,401	1,030	10,828	6,237
Interest (income) expense	29	126	(130)	279
Income tax expense	878	30,086	938	23,705
Net income tax adjustments	(696)	(29,780)	875	(20,451)
Depreciation and amortization	4,615	4,714	14,010	13,682
Adjusted EBITDA	$6,227	$6,176	$26,521	$23,452
(a)Add-back of non-cash expense related to awards of Class A Common stock (approved post-Business Combination).
(b)Add-back of transaction expenses related to acquisitions or divestitures, including compensation arrangements, legal fees, accounting advisory fees, litigation settlements, and M&A related audit fees among others.
(c)Add-back of the change in unrealized gains/losses related primarily to the TRA liability.
(d)Add-back of the change in fair value of investments held at fair value and non-recurring realized (gain)/loss on sale.
(e)Add-back of the change in fair value of the earn-out liabilities.
(f)Add-back of cost to implement organization change to derive cost synergy, including consulting fees, severance charges, technology implementation costs, and bad debt expense related to strategic realignment.
(g)Add-back of impairment of carried interest/equity method investments and intangible assets.
(h)Add-back of the change in fair value of Preferred stock tranche liability.
Operating Metrics
We monitor certain operating metrics that are common to the wealth and asset management industry, as of September 30, 2026, which are discussed below.

AlTi Global, Inc.
AUM:	$51.6 billion
AUA:	$94.5 billion

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
The table below presents the change in our total AUM for our operating segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Nine Months Ended
AUM	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning Balance:	$49,652	$45,944	$47,941	$43,091
Net new-client change	(132)	361	337	414
Existing-client cash flow, net	(116)	(318)	(628)	(870)
Market Performance, net	316	1,666	2,070	3,640
Acquisitions	—	—	—	1,378
Ending Balance:	$49,720	$47,653	$49,720	$47,653
Average AUM	$49,686	$46,799	$48,831	$45,372

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
The table below presents the change in our total AUA for our operating segment for the periods indicated:

(Dollars in Millions)	For the Three Months Ended		For the Nine Months Ended
AUA	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning Balance:	$88,838	$80,826	$85,816	$60,473
Acquisitions	—	—	—	15,717
Change	(1,497)	1,390	1,525	6,026
Ending Balance:	$87,341	$82,216	$87,341	$82,216
Average AUA	$88,090	$81,521	$86,579	$71,345

Investments in Alternative Platforms - AUM/AUA
Within the Alternatives platform, assets consist of assets managed by TIG Arbitrage (AUM $1.9 billion and $1.8 billion as of September 30, 2026 and December 31, 2025, respectively), and the External Strategic Managers (AUA $5.3 billion and $5.5 billion as of September 30, 2026 and December 31, 2025, respectively).
The tables below present the change in our total AUM/AUA by strategy and product for our alternatives platform for the three and nine months ended September 30, 2026 and September 30, 2025:
Alternatives Platform

(Dollars in Millions)	AUM/AUA at July 1, 2026	Gross Appreciation	New Investments	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at September 30, 2026	Average AUM/AUA	Change
TIG Arbitrage	$1,778	$14	$—	$207	$(71)	$—	$(4)	$1,924	$1,851	$146
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$1,792	$(26)	$—	$—	$—	$—	$(7)	$1,759	$1,776	$(33)
European Equities	2,553	(24)	—	10	(25)	—	(8)	2,506	2,530	(47)
Asian Credit and Special Situation	1,066	9	—	(54)	—	—	(5)	1,016	1,041	(50)
External Strategic Managers Subtotal	$5,411	$(41)	$—	$(44)	$(25)	$—	$(20)	$5,281	$5,347	$(130)
Total	$7,189	$(27)	$—	$163	$(96)	$—	$(24)	$7,205	$7,198	$16

(Dollars in Millions)	AUM/AUA at July 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at September 30, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,816	$37	$—	$56	$(230)	$—	$(5)	$1,674	$1,745	$(142)
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$1,971	$(18)	$—	$—	$—	$—	$(9)	$1,944	$1,958	$(27)
European Equities	2,068	160	—	58	(4)	—	(17)	2,265	2,167	197
Asian Credit and Special Situation	1,126	38	—	—	(8)	—	(9)	1,147	1,137	21
External Strategic Managers Subtotal	$5,165	$180	$—	$58	$(12)	$—	$(35)	$5,356	$5,262	$191
Total	$6,981	$217	$—	$114	$(242)	$—	$(40)	$7,030	$7,007	$49

(Dollars in Millions)	AUM/AUA at January 1, 2026	Gross Appreciation	New Investments	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at September 30, 2026	Average AUM/AUA	Change
TIG Arbitrage	$1,761	$63	$—	$367	$(254)	$—	$(13)	$1,924	$1,843	$163
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$1,891	$(111)	$—	$—	$—	$—	$(21)	$1,759	$1,825	$(132)
European Equities	2,502	5	—	99	(76)	—	(24)	2,506	2,504	4
Asian Credit and Special Situation	1,119	41	—	40	(50)	(118)	(16)	1,016	1,068	(103)
External Strategic Managers Subtotal	$5,512	$(65)	$—	$139	$(126)	$(118)	$(61)	$5,281	$5,397	$(231)
Total	$7,273	$(2)	$—	$506	$(380)	$(118)	$(74)	$7,205	$7,240	$(68)

(Dollars in Millions)	AUM/AUA at January 1, 2025	Gross Appreciation	New Investments	Subscriptions	Redemptions	Closed-end Fund - Scheduled Return of Capital	Distributions	AUM/AUA at September 30, 2025	Average AUM/AUA	Change
TIG Arbitrage	$1,719	$166	$163	$232	$(592)	$—	$(14)	$1,674	$1,697	$(45)
External Strategic Managers:
Real Estate Bridge Lending Strategy (1)	$2,019	$(18)	$—	$—	$—	$—	$(57)	$1,944	$1,982	$(75)
European Equities	1,848	304	—	169	(25)	—	(31)	2,265	2,057	417
Asian Credit and Special Situation	1,260	82	—	6	(179)	—	(22)	1,147	1,204	(113)
External Strategic Managers Subtotal	$5,127	$368	$—	$175	$(204)	$—	$(110)	$5,356	$5,243	$229
Total	$6,846	$534	$163	$407	$(796)	$—	$(124)	$7,030	$6,940	$184
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

Results of Operations
Consolidated Results of Operations – For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	For the Three Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2026	September 30, 2025	$ Change
Revenues
Management/advisory fees	$55,301	$51,680	$3,621
Incentive fees	28	2,435	(2,407)
Distributions from investments	2,545	3,081	(536)
Other income/fees	25	42	(17)
Total Revenues	57,899	57,238	661

Expenses
Compensation and employee benefits	39,040	41,450	(2,410)
Non-compensation expenses	24,846	44,285	(19,439)
Total Operating Expenses	63,886	85,735	(21,849)

Other income (expenses)	(4,549)	(28,426)	23,877
Net loss before taxes from continuing operations	(10,536)	(56,923)	46,387
Income tax expense from continuing operations	(878)	(30,086)	29,208
Net (loss) income from continuing operations	$(11,414)	$(87,009)	$75,595
Revenue
Management / advisory fees. Management and advisory fees for the three months ended September 30, 2026, increased by $3.6 million compared to the three months ended September 30, 2025. This increase was driven by higher fees due to increases in our AUM largely attributable to strong portfolio performance.
Incentive fees. For the three months ended September 30, 2026, incentive fees decreased by $2.4 million compared to the three months ended September 30, 2025. This decrease is attributable to fewer fund redemptions resulting in lower crystallized incentive fees in the TIG Arbitrage strategy for the current year.
Distributions from investments. Distributions from investments for the three months ended September 30, 2026 decreased by $0.5 million compared to the three months ended September 30, 2025. This decrease was primarily due to lower distributions related to management fees in the Real Estate Bridge Lending Strategy.
Expenses
Compensation expense. Compensation expense for the three months ended September 30, 2026 decreased by $2.4 million compared to the three months ended September 30, 2025. This was primarily due to lower salary costs reflecting reduced headcount from our organizational streamlining initiatives, lower severance, and lower equity-based and acquisition-related compensation, partially offset by higher variable compensation, including revenue sharing.
Non-compensation expense. Non-compensation expenses for the three months ended September 30, 2026 decreased by $19.4 million as compared to the three months ended September 30, 2025, primarily driven by the absence of prior year non-recurring bad debt and redress provisions and lower professional fees driven by lower one-time costs in realization of our expense initiative savings.

Other expenses
Other expenses for the three months ended September 30, 2026 decreased by $23.9 million compared to the three months ended September 30, 2025. The decrease was primarily driven by the absence of a $35 million impairment loss on intangible assets in the comparable prior year period, partially offset by a $10.8 million decline in gain (loss) on investments, reflecting an unrealized loss on the valuation of one of our External Strategic Manager investments in the current period compared to unrealized gains in the prior year period, and a lower gain on our earn-out liability.
Taxes
The Company’s effective tax rate was (8.3)% for the three months ended September 30, 2026 compared to (39.1)% for three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differed from the statutory U.S. corporate tax rate primarily due to the portion of income allocated to noncontrolling interests, state and local taxes, and the impact of a full valuation allowance on many of the Company’s deferred tax assets, including those generated at the Company, in certain of the Company’s U.S. and non-U.S. subsidiaries and its investment in Umbrella. The effective tax rate for the three months ended September 30, 2025 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination.
Consolidated Results of Operations – For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	For the Nine Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2026	September 30, 2025	$ Change
Revenues
Management/advisory fees	$161,640	$145,692	$15,948
Incentive fees	(42)	2,985	(3,027)
Distributions from investments	27,229	17,955	9,274
Other income/fees	200	69	131
Total Revenues	189,027	166,701	22,326

Expenses
Compensation and employee benefits	136,681	125,371	11,310
Non-compensation expenses	79,848	103,814	(23,966)
Total Operating Expenses	216,529	229,185	12,656

Other income (expenses)	(5,335)	(22,844)	17,509
Net loss before taxes from continuing operations	(32,837)	(85,328)	52,491
Income tax expense from continuing operations	(938)	(23,705)	22,767
Net loss from continuing operations	$(33,775)	$(109,033)	$75,258

Revenue
Management / advisory fees. Management and advisory fees for the nine months ended September 30, 2026, increased by $15.9 million compared to the nine months ended September 30, 2025. This increase was driven by higher fees due to increases in our AUM largely attributable to strong portfolio performance, as well as a full period of fees from Kontora, which we acquired in the second quarter of 2025.
Incentive fees. For the nine months ended September 30, 2026, incentive fees decreased by $3.0 million compared to the nine months ended September 30, 2025. This decrease is attributable to fewer fund redemptions resulting in lower crystallized incentive fees in the TIG Arbitrage strategy for the current year.
Distributions from investments. Distributions from investments for the nine months ended September 30, 2026 increased by $9.3 million compared to the nine months ended September 30, 2025. This increase was due to higher distributions related to management and incentive fees in the External Strategic Managers strategies in the current period resulting from stronger performance of these strategies compared to the prior year.
Expenses
Compensation expense. Compensation expense for the nine months ended September 30, 2026 increased by $11.3 million compared to the nine months ended September 30, 2025. This increase was primarily due to higher variable compensation, including revenue sharing and incentive compensation, consistent with year-over-year revenue growth, as well as higher equity-based compensation from new grants and management restructuring expenses, partially offset by lower acquisition-related compensation, including earn-outs.
Non-compensation expense. Non-compensation expenses for the nine months ended September 30, 2026 decreased by $24.0 million as compared to the nine months ended September 30, 2025, primarily driven by an $11.6 million decrease in general, administrative and other costs related to prior year non-recurring bad debt provisions and a $10.4 million decrease in professional fees, primarily due to lower one-time costs, including transaction-related and redress costs.
Other expenses
Other income (expenses) for the nine months ended September 30, 2026 decreased by $17.5 million compared to the nine months ended September 30, 2025. The decrease was primarily driven by the absence of a $35 million impairment loss on intangible assets in the comparable prior year period, partially offset by an $18.8 million unrealized loss related to the valuation on our Asian Credit and Special Situations fund investment. This was recorded in the second quarter of 2026, following a decision by its manager to call a “Key Person” event, which allowed and resulted in some of its institutional investors exercising one-time redemption rights. In addition, an unrealized loss on the valuation of another External Strategic Manager investment in the third quarter of 2026 was largely offset by favorable changes in other non-operating items, including other income and the fair value of our TRA and earn-out liabilities.
Taxes
The Company’s effective tax rate was (2.9)% for the nine months ended September 30, 2026 compared to (20.4)% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differed from the statutory U.S. corporate tax rate primarily due to the portion of income allocated to noncontrolling interests, state and local taxes, and the impact of a full valuation allowance on the Company’s deferred tax assets, including those generated in the Company’s subsidiaries in the U.S. and the U.K. and its investment in Umbrella. The effective tax rate for the nine months ended September 30, 2025 differed from the statutory U.S. corporate tax rate primarily due to the tax impact of mark-to-market losses associated with contingent liabilities, equity consideration in the Business Combination, and nondeductible professional fees incurred in connection with the Business Combination.

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
Administrators Term Loan
On March 19, 2026, the Company and certain of its affiliates on the one hand and the International Real Estate Businesses and the Administrators on the other hand entered into a binding settlement and intercompany loan deed memorializing the terms of the settlement. The settlement amount of £11.2 million ($15.0 million) is non-interest bearing and paid in installments through November 2027. As of September 30, 2026, the outstanding balance of the settlement was $10.4 million.
Kontora Credit Facility
On April 30, 2025, the Company acquired Kontora. See Note 4 (Business Combinations) in our accompanying condensed consolidated financial statements. Kontora has a term loan with HypoVereinsbank. Throughout the period of the term loan Kontora Family Office GmbH, as a standalone entity, is required to maintain economic equity of the higher of $1.8 million or 30% of the total assets of this standalone entity. At September 30, 2026, the term loan had an outstanding principal amount of $0.2 million. In addition, Kontora has a revolving line of credit, with an aggregate borrowing facility of $0.9 million with HypoVereinsbank, which expires on July 25, 2029. The funded amounts under this revolving line of credit bear no restrictions on its use. At September 30, 2026, there was $0.7 million outstanding borrowings under the revolving line of credit.
Allianz and Constellation Investment
On February 22, 2024, the Company entered into an Investment Agreement (the “Allianz Investment Agreement”) with Allianz, pursuant to which, among other things, at the closing of the transaction, and based on the terms and subject to the conditions set forth therein: (i) Allianz purchased in the aggregate $250 million of the Company’s capital securities, consisting of (a) 140,000 shares of a newly created class of Series A Preferred Stock, with a liquidation preference of $1,000 per share and (b) 19,318,580.96 shares of the Company’s Class A Common Stock, and (ii) the Company issued to Allianz warrants to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $7.40 per share of Class A Common Stock, subject to customary adjustments (the “Allianz Warrants”). As of September 30, 2026, none of the Allianz Warrants have been exercised.
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
On May 15, 2024, in accordance with the Constellation Investment Agreement, the Company completed the sale to Constellation of 35,000 additional shares of Series C Preferred Stock for a purchase price equal to $35 million and issued additional Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of September 30, 2026, none of the Constellation Warrants have been exercised.
Cash Flows
For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The following tables and discussion summarize our Condensed Consolidated Statements of Cash Flows by activity attributable to AlTi for the periods indicated. Negative amounts represent an outflow or use of cash.

	For the Nine Months Ended		Favorable (Unfavorable)
(Dollars in Thousands)	September 30, 2026	September 30, 2025	$ Change
Net cash provided by (used in) operating activities	$9,418	$(53,528)	$62,946
Net cash (used in) provided by investing activities	(807)	13,221	(14,028)
Net cash (used in) provided by financing activities	(15,960)	9,456	(25,416)
Effect of exchange rate on cash balances	1,148	2,379	(1,231)
Net decrease in cash and cash equivalents	$(6,201)	$(28,472)	$22,271
Cash and cash equivalents decreased by $6.2 million during the nine months ended September 30, 2026 primarily due to the Company’s net financing activities during the period, partially offset by the Company’s net operating activities during the period.
Operating Activities
Our cash inflows from operating activities are comprised of cash collected through management and advisory fees, incentive fees, distributions from investments, and other income/fees. Cash outflows primarily include operating expenses, with the most significant components being compensation and benefits and professional fees. Our net operating cash inflow of $9.4 million for the nine months ended September 30, 2026, was primarily driven by a decrease in Fees receivable of $30.4 million resulting from fee collections and offset by a decrease in Accrued compensation and profit sharing of $22.0 million resulting from payments to employees.
Our net operating cash outflow of $53.5 million for the nine months ended September 30, 2025, was primarily driven by the Company’s net operating loss from continuing operations for the period, as operating expenses exceeded revenues, as well as a decrease in Accrued compensation and profit sharing of $14.8 million.
Investing Activities
There was an immaterial movement in cash provided by or used in investing activities during the nine months ended September 30, 2026.
Net cash provided by investing activities of $13.2 million during the nine months ended September 30, 2025, was driven primarily by the proceeds received of $20.4 million from the sale of an equity method investment. This was partially offset by the acquisition of Kontora in the second quarter of 2025.

Financing Activities
Net cash used in financing activities of $16.0 million during the nine months ended September 30, 2026, resulting from the cash payment of the EEA earn-out liability of $5.8 million, the repurchase of Class A Common Stock of $5.7 million, and payments on term loans and lines of credit of $4.5 million.
Net cash provided by financing activities of $9.5 million for the nine months ended September 30, 2025, primarily resulted from proceeds from issuance of preferred stock and constellation warrants of $18.5 million and partially offset by the payment of earn-out and earn-in liabilities.

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
As of September 30, 2026 and December 31, 2025, the liability associated with the TRA was approximately $32.3 million and $25.7 million, respectively. Payments under the TRA that are on account of liabilities arising in connection with the Business Combination will be revalued at the end of each reporting period with the gain or loss recognized in earnings. As of September 30, 2026 and December 31, 2025, the Company carried $8.2 million and $8.8 million, respectively, of its TRA liability at fair value, as it is contingent consideration from the Business Combination. The remaining portion of the TRA liability is carried at a value equal to the expected future payments under the TRA.
As of September 30, 2026, holders of Class B Units have exchanged a total of 15,853,890 Class B Paired Interests with the Company, for shares of Class A Common Stock on a 1:1 basis totaling an amount equal to the weighted average price of $5.08 multiplied by the total number of shares of Class A Common Stock received at the time of the transactions.
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
As of September 30, 2026, assuming no material changes in the relevant tax laws and that the Company generates sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain of AlTi’s assets, we expect to pay approximately $32.3 million under the TRA. Future changes in the fair value of the TRA liability will be recognized in earnings. Any future cash savings and related payments under the TRA due to subsequent exchanges of Class B Paired Interests for shares of Class A Common Stock would be accounted for separately from the amount related to the Business Combination.

Warrants
On March 27, 2024, the Company completed the initial issuance of Constellation Warrants to purchase 1,533,333 shares of the Company’s Class A Common Stock. On May 15, 2024, the Company completed the issuance of an additional tranche of Constellation Warrants to purchase 466,667 shares of the Company’s Class A Common Stock. As of September 30, 2026, none of the Constellation Warrants have been exercised.
On July 31, 2024, the Company issued the Allianz Warrants to purchase 5,000,000 shares of the Company’s Class A Common Stock. As of September 30, 2026, none of the Allianz Warrants have been exercised.
Business Combination Earn-out
Under the terms of the Business Combination, upon Closing, the Sponsor and the selling shareholders of TWMH, TIG, and Alvarium became entitled to receive earn-out shares contingent on various share price milestones. Additionally, upon a change of control of the Company, the share price milestones will be deemed to have been met and all the Business Combination Earn-out Securities will be payable to the earn-out holders. The earn-out shares are precluded from being considered indexed to the Company’s own stock and are recognized as a liability at fair value with changes in fair value recognized in earnings. As of September 30, 2026 and December 31, 2025, the fair value of the earn-out share liability was $2.3 million and $15.3 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.
East End Advisors Contingent Consideration
On April 1, 2024, the Company acquired all of the issued and outstanding ownership and membership interests of EEA. The EEA Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $93.1 million. Included in the total purchase consideration is estimated contingent consideration of $23.3 million, for which the Company may be required to make additional cash payments contingent on the future EBITDA performance targets between the closing date and the fifth anniversary of the closing date. As of September 30, 2026 and December 31, 2025, the fair value of the earn-out share liability was $20.6 million and $25.3 million, respectively, which is included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.

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
Envoi Earn-out Liability
On July 1, 2024, the Company acquired substantially all of the assets of Envoi pursuant to the terms of the Envoi Acquisition. The Envoi Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $34.3 million. The total purchase consideration transferred includes estimated contingent consideration totaling $9.0 million, comprised of the Envoi earn-out consideration liability and the Envoi earn-out growth consideration liability, for which the Company may be required to pay additional cash or equity consideration contingent on future revenue-based performance targets between the closing date and the fourth anniversary of the closing date. As of September 30, 2026 and December 31, 2025, the Envoi earn-out consideration liability of $5.0 million and $8.2 million, respectively, and the Envoi earn-out growth consideration liability of $1.1 million and $1.6 million, respectively, are included in Earn-out liabilities, at fair value presented on the Condensed Consolidated Statements of Financial Position.

Kontora Earn-out Consideration
On April 30, 2025, the Company acquired all of the issued and outstanding ownership interests of Kontora. The Kontora Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $15.7 million. Included in the total purchase consideration is contingent consideration of $5.7 million, comprised of the Kontora earn-out liability, for which the Company may be required to make additional cash payments tied to certain revenue streams acquired in the Kontora Acquisition between the closing date and December 31, 2035. As of September 30, 2026 and December 31, 2025, the Kontora earn-out liability of $6.2 million and $7.0 million, respectively, is reported in the Earn-out liabilities, at fair value, in the Condensed Consolidated Statements of Financial Position.
Indemnification Arrangements
In the normal course of business, the Company enters into contracts that contain indemnities for related parties of the Company, persons acting on behalf of the Company or such related parties and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Position. As of September 30, 2026, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of material loss to be remote.
Litigation
From time to time, we may be named as a defendant in legal or regulatory actions. Although there can be no assurance of the outcome of such matters, management’s current assessment is that no loss contingency reserve is required to be recorded as of September 30, 2026 for any potential liability related to any current legal or regulatory proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial position, or cash flows.
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
As of September 30, 2026, a provision of $3.9 million has been recognized in relation to this potential future liability. The ultimate loss could differ from the accrued amount.

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
Impact of Changes in Accounting on Recent and Future Trends
We believe that none of the changes to US GAAP that went into effect during the period ended September 30, 2026 have substantively impacted our recent trends or are expected to substantively impact our future trends. The Company is currently evaluating the impact of new accounting pronouncements not yet adopted on its consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weaknesses in Internal Control Over Financial Reporting
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management has identified material weaknesses related to an insufficient complement of resources resulting in an ineffective risk assessment.
The control deficiencies resulted in errors in various accounts within the consolidated financial statements, which created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Any material errors were corrected prior to the issuance of the condensed consolidated financial statements. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting that need remediation.
Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Management’s Remediation Plan
Management is continuing to actively work to remediate the material weaknesses described above, including adding additional dedicated resources, and implementing measures to remediate the underlying causes that gave rise to the material weaknesses in internal control over financial reporting, including, among other things, advancing its efforts to design and implement process level and management review controls while sufficiently documenting and implementing policies to provide reasonable assurance that financial statement disclosures are complete and accurate. During the quarter ended September 30, 2026, these efforts included continued work on our risk assessment and gap analysis processes and on documenting our information technology general and application controls.
We can give no assurance that such efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Management anticipates that the material weaknesses described above will continue to exist as of December 31, 2026. If our remediation of these material weaknesses is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. Other than as set forth below, no material changes to such risk factors have occurred during the quarter ended September 30, 2026:
A significant disruption to, or reduction in, investment in artificial intelligence could adversely affect financial markets and, in turn, our business.
In recent years, capital expenditures related to artificial intelligence, including investment in data centers, computing capacity and related energy and infrastructure, have represented a significant driver of economic growth and corporate earnings in the United States, and a relatively small number of companies associated with artificial intelligence represent a substantial portion of the market capitalization of major U.S. equity indices. A major cybersecurity incident, technology failure or other adverse event involving artificial intelligence systems, a failure or financial distress of a significant artificial intelligence developer, infrastructure provider or financing arrangement, loss of public confidence in the reliability of artificial intelligence or other reduction in the use thereof or widespread uncertainty concerning the impact of artificial intelligence on company or sector valuations or the returns on artificial intelligence investment could adversely affect companies’ willingness to fund capital expenditures and cause a delay or reduction in such capital expenditures. Any such delay or reduction could lead to significant declines in equity and credit markets, increased volatility and a slowdown in economic growth. Because management fees are generally based on the value of our clients’ billable assets, and our clients’ portfolios may have meaningful direct or indirect exposure to companies and sectors associated with artificial intelligence, any such market decline could reduce our assets under management and assets under advisement, reduce our management fees, impair our ability to earn incentive fees and reduce distributions from our investments in External Strategic Managers, and could lead to increased client withdrawals or reduced inflows, adversely affecting our results of operations and our financial condition.
We are continuing to remediate the material weaknesses in our internal control over financial reporting, and if we are unable to establish and maintain effective internal control, our ability to accurately and timely report our financial results could be adversely affected.
As described in Part I, Item 4, our material weaknesses in internal control over financial reporting have not been remediated, and management anticipates that they will continue to exist as of December 31, 2026, the first year for which our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. If we fail to remediate these material weaknesses or otherwise fail to establish and maintain effective internal control over financial reporting, we may be unable to accurately and timely report our financial results, which could result in a restatement of our financial statements or regulatory action and could adversely affect investor confidence, our reputation, our ability to raise additional capital, our business operations and financial condition, and the price of our Class A Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
a) None.
b) None.
c) During the quarter ended September 30, 2026, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
10.1
Amendment No. 1 to Executive Employment and Restrictive Covenant Agreement, by and between the Company and Kevin Moran, dated July 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2026).

10.2
Executive Employment and Restrictive Covenant Agreement, by and between the Company and Nancy Curtin, dated July 1, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 2, 2026).

10.3
Credit Agreement, dated as of October 19, 2026, by and among AlTi Global, Inc., as Ultimate Parent, each other Holding Company party thereto, AlTi Global Holdings, LLC, as Borrower, Diameter Finance Administration LLC, as Administrative Agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2026).

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

ALTI GLOBAL, INC

Date: November 9, 2026	/s/ Nancy Curtin
Nancy Curtin
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	/s/ Patrick Keenan
Patrick Keenan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)